Form 10-Q
period 2019-06-30
Fulcrum Therapeutics, Inc.
filed 2019-08-26
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-38978

FULCRUM THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-4839948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26 Landsdowne Street Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 651-8851

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	FULC	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☒

As of August 23, 2019, the registrant had 23,340,419 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate," "believe," "continue" "could," "estimate," "expect," "intend," "may," "might," “outlook,” "plan," "potential," "predict," "project," "should," "target," "would," and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the “Risk Factors” section and include, among other things:

•	our ongoing Phase 1, Phase 2b, and Phase 2 open label clinical trials of losmapimod;
•	our investigational new drug application, or IND, enabling studies and planned Phase 1 clinical trial of FTX-6058 (formerly FTX-HbF);
•	the initiation, timing, progress and results of our drug target discovery screening programs;
•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•	our plans to develop and, if approved, subsequently commercialize losmapimod and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for losmapimod and other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
•	the potential advantages of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the "Risk Factors" section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$49,628	$72,797
Prepaid expenses and other current assets	1,738	1,298
Total current assets	51,366	74,095
Property and equipment, net	10,005	10,546
Restricted cash	1,092	1,092
Deferred offering costs	2,064	—
Other assets	624	38
Total assets	$65,151	$85,771
Liabilities, convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$3,081	$1,263
Accrued expenses and other current liabilities	2,793	2,497
Deferred lease incentive, current portion	469	469
Total current liabilities	6,343	4,229
Deferred rent, excluding current portion	1,496	1,402
Deferred lease incentive, excluding current portion	3,756	3,990
Other liabilities, excluding current portion	101	150
Total liabilities	11,696	9,771
Commitments and contingencies (Note 10)
Series A convertible preferred stock, $0.001 par value; 60,000,000 shares authorized, issued and outstanding as of June 30, 2019 and December 31, 2018 (liquidation preference of $69,567 as of June 30, 2019)	59,909	59,909
Series B convertible preferred stock, $0.001 par value; 52,500,000 and 40,000,000 shares authorized, issued and outstanding as of June 30, 2019 and December 31, 2018, respectively (liquidation preference of $111,214 as of June 30, 2019)	105,227	79,761
Stockholders’ deficit:
Common stock, $0.001 par value; 147,500,000 and 135,000,000 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 2,768,596 and 2,791,764 shares issued as of June 30, 2019 and December 31, 2018, respectively; 1,870,286 and 1,587,953 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	2	2
Treasury stock, at cost; 1,432 and 67,024 shares as of June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	6,453	4,452
Accumulated deficit	(118,136)	(68,124)
Total stockholders’ deficit	(111,681)	(63,670)
Total liabilities, convertible preferred stock, and stockholders’ deficit	65,151	$85,771

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$10,860	$5,788	$45,489	$11,361
General and administrative	2,634	2,061	5,232	3,798
Total operating expenses	$13,494	$7,849	$50,721	$15,159
Loss from operations	(13,494)	(7,849)	(50,721)	(15,159)
Other income, net:
Interest income (expense), net	317	(5)	694	(5)
Other income	8	8	15	378
Net loss and comprehensive loss	$(13,169)	$(7,846)	$(50,012)	$(14,786)
Cumulative convertible preferred stock dividends	(3,291)	(1,050)	(6,332)	(1,878)
Net loss attributable to common stockholders	$(16,460)	$(8,896)	$(56,344)	$(16,664)
Net loss per share attributable to common stockholders, basic and diluted	$(9.21)	$(7.50)	$(32.85)	$(15.14)
Weighted average number of common shares used in net loss per share attributable to common stockholders, basic and diluted	1,787	1,186	1,715	1,101

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share amounts)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	34,666,666	$34,587	—	$—	972,266	$1	8,036	$—	$2,270	$(35,536)	$(33,265)
Issuance of Series A convertible preferred stock at $1.00 per share, net of issuance costs of $7	12,666,667	12,659	—	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	125,123	—	—	—	4	—	4
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	12,599	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(20,635)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	429	—	429
Net loss	—	—	—	—	—	—	—	—	—	(6,940)	(6,940)
Balance at March 31, 2018	47,333,333	$47,246	—	$—	1,097,389	$1	—	$—	$2,703	$(42,476)	$(39,772)
Issuance of Series A convertible preferred stock at $1.00 per share, net of issuance costs of $5	12,666,667	12,663	—	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	187,421	—	—	—	8	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	462	—	462
Net loss	—	—	—	—	—	—	—	—	—	(7,846)	(7,846)
Balance at June 30, 2018	60,000,000	$59,909	—	$—	1,284,810	$1	—	$—	$3,173	$(50,322)	$(47,148)
Balance at December 31, 2018	60,000,000	$59,909	40,000,000	$79,761	1,587,953	$2	67,024	$—	$4,452	$(68,124)	$(63,670)
Issuance of Series B convertible preferred stock in connection with asset acquisition, net of issuance costs of $34	—	—	12,500,000	25,466	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	134,013	—	—	—	5	—	5
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	43,922	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(110,946)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	821	—	821
Net loss	—	—	—	—	—	—	—	—	—	(36,843)	(36,843)
Balance at March 31, 2019	60,000,000	$59,909	52,500,000	$105,227	1,721,966	$2	—	$—	$5,278	$(104,967)	$(99,687)
Issuance of common stock	—	—	—	—	148,320	—	—	—	225	—	225
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	7,451	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(6,019)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	950	—	950
Net loss	—	—	—	—	—	—	—	—	—	(13,169)	(13,169)
Balance at June 30, 2019	60,000,000	$59,909	52,500,000	$105,227	1,870,286	$2	1,432	$—	$6,453	$(118,136)	$(111,681)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(50,012)	$(14,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,018	377
Stock-based compensation expense	1,771	891
In-process research and development expenses	25,591	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(828)	(30)
Other assets	(586)	38
Accounts payable	451	503
Accrued expenses and other liabilities	399	16
Deferred rent and deferred lease incentive	225	952
Net cash used in operating activities	$(21,971)	$(12,039)
Investing activities
Purchases of property and equipment	(531)	(4,589)
Transaction costs associated with asset acquisition	(91)	—
Net cash used in investing activities	(622)	(4,589)
Financing activities
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	25,322
Issuance costs associated with issuance of Series B convertible preferred stock	(34)	—
Payment of initial public offering costs	(739)	—
Principal payments on capital lease obligations	(21)	(49)
Proceeds from issuance of common stock	218	17
Net cash (used in) provided by financing activities	(576)	25,290
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,169)	8,662
Cash, cash equivalents, and restricted cash, beginning of period	73,889	407
Cash, cash equivalents, and restricted cash, end of period	$50,720	$9,069
Supplemental cash flow information
Cash paid for interest	$4	$5
Non-cash investing and financing activities:
Acquisition of in process research and development through issuance of stock	$25,500	$—
Property and equipment purchases unpaid at end of period	$120	$3,626
Deferred offering costs unpaid at end of period	$1,325	$—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$49,628	$7,977
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$50,720	$9,069

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Fulcrum Therapeutics, Inc. (the “Company” or “Fulcrum”) was incorporated in Delaware on August 18, 2015. The Company is focused on improving the lives of patients with genetically defined diseases in areas of high unmet medical need, with an initial focus on rare diseases.

The Company is subject to a number of risks similar to other companies in the biotechnology industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, dependence on key personnel, protection of proprietary technology, reliance on third party organizations, risks of obtaining regulatory approval for any product candidate that it may develop, development by competitors of technological innovations, compliance with government regulations, and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2019 and the results of its operations and its cash flows for the three and six months ended June 30, 2019 and 2018. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s final prospectus for its initial public offering (“IPO”) filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on July 18, 2019.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the issuance of convertible notes and convertible preferred stock, and most recently, with proceeds from the IPO completed in July 2019 (Note 14). As of June 30, 2019, the Company had an accumulated deficit of $118.1 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company believes that its cash and cash equivalents as of June 30, 2019, together with the net proceeds from the IPO of the Company’s common stock completed in July 2019, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. The Company will need additional funding to support its planned operating activities. If the Company is unable to obtain additional funding, it would be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Fulcrum Therapeutics Securities Corp., which is a Massachusetts subsidiary created to buy, sell, and hold securities. All intercompany transactions and balances have been eliminated.

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2019. There have been no material changes in the Company’s significant accounting policies during the three months ended June 30, 2019.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amount of expenses during the reported periods. Estimates inherent in the preparation of these consolidated financial statements include, but are not limited to, estimates related to accrued expenses, stock-based compensation expense, the fair value of the common stock (for periods prior to the completion of the IPO of the Company’s common stock) and convertible preferred stock, and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ from those estimates or assumptions.

Deferred Issuance Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred issuance costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the planned financing be abandoned, the deferred issuance costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss.

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including personnel-related expenses such as salaries, payroll taxes, benefits, and stock-based compensation expense, manufacturing and external costs related to outside vendors engaged to conduct both preclinical studies and clinical trials, laboratory supplies, depreciation on and maintenance of research equipment, and the allocable portions of facility costs, such as rent, utilities, repairs and maintenance, depreciation, and general support services. Expenditures relating to research and development are expensed in the period incurred. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Research and development expenses also include in-process research and development (“IPR&D”) expenses, which relate to IPR&D acquired as part of an asset acquisition for which there is no alternative future use. Research and development with no alternative future use is expensed as incurred.

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and restricted cash. The Company’s cash, cash equivalents, and restricted cash are deposited in accounts at large financial institutions. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash, cash equivalents and restricted cash are held. The Company maintains its cash equivalents in money market funds that invest in U.S. Treasury securities.

Recent Accounting Pronouncements—To Be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended by various subsequently issued ASUs. The standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Lessees are required to classify leases as either finance or operating leases. If the lease is effectively a financed-purchase by the lessee, it is classified as a financing lease, otherwise it is classified as an operating lease. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which permits entities to continue applying legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. The new standard will be effective for the Company on January 1, 2020. The Company will apply the transition method permitted by ASU 2018-11. The Company is currently evaluating the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures. The Company expects to take advantage of certain available expedients by electing the transition package of practical expedients permitted within ASU 2016-02, which allows the Company to not reassess previous accounting conclusions around whether arrangements are, or contain, leases, the classification of leases, and the treatment of initial direct costs. The Company also expects to make an accounting policy election to exclude leases with an initial term of twelve months or less from the balance sheet.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The new standard will be effective for the Company on January 1, 2021. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial position and results of operations.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of the standard applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II of the standard replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The new standard will be effective for the Company on January 1, 2020. The Company is currently evaluating the impact that the adoption of ASU 2017-11 may have on its consolidated financial statements.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2019
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$49,628	$49,628	$—	$—
Total	$49,628	$49,628	$—	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$72,797	$72,797	$—	$—
Total	$72,797	$72,797	$—	$—

There have been no transfers between fair value levels during the three or six months ended June 30, 2019 or 2018.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Lab equipment	$5,557	$4,847
Furniture and fixtures	548	542
Computer equipment	512	517
Software	90	90
Leasehold improvements	6,210	6,174
Construction in process	—	334
Total property and equipment	12,917	12,504
Less: accumulated depreciation	(2,912)	(1,958)
Property and equipment, net	$10,005	$10,546

Depreciation expense for the three months ended June 30, 2019 and 2018 was $0.5 million and $0.2 million, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $1.0 million and $0.4 million, respectively.

5. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid expenses	$1,249	$460
Prepaid sign-on bonuses subject to vesting provisions	182	99
Leasehold improvement allowance receivable	—	366
Interest income receivable	96	135
Other	211	238
Total prepaid expenses and other current assets	$1,738	$1,298

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
External research and development	$1,572	$437
Payroll and benefits	934	1,448
Professional services	166	254
Capital lease obligation, current portion	48	46
Restricted stock liability, current portion	15	18
Property and equipment purchases	—	174
Other	58	120
Total accrued expenses and other current liabilities	$2,793	$2,497

6. Convertible Preferred Stock

As of June 30, 2019, 112,500,000 shares of convertible preferred stock were authorized, issued, and outstanding, of which 60,000,000 shares were designated as $0.001 par value Series A convertible preferred stock (the “Series A Preferred Stock”), and 52,500,000 shares were designated as $0.001 par value Series B convertible preferred stock (the “Series B Preferred Stock”, and together with the Series A Preferred Stock, the “Preferred Stock”). As of December 31, 2018, 100,000,000 shares of Preferred Stock were authorized, issued, and outstanding, of which 60,000,000 shares were designated as Series A Preferred Stock, and 40,000,000 shares were designated as Series B Preferred Stock.

During the six months ended June 30, 2019, the Company issued 12,500,000 shares of Series B Preferred Stock in connection with the GSK Agreement (Note 9). The rights, privileges, and preferences of the Series B Preferred Stock issued in connection with the GSK Agreement are consistent with the rights, privileges, and preferences of the Series B Preferred Stock issued during the year ended December 31, 2018.

No dividends have been declared since inception. Aggregate cumulative dividends associated with the Series A Preferred Stock and the Series B Preferred Stock as of June 30, 2019 were $9.6 million and $6.2 million, respectively. Aggregate cumulative dividends associated with the Series A Preferred Stock and the Series B Preferred Stock as of December 31, 2018 were $7.2 million and $2.3 million, respectively.

7. Common Stock

Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the Preferred Stock. No dividends have been declared or paid during the three and six months ended June 30, 2019 or 2018.

During the six months ended June 30, 2019, the Company’s Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 135,000,000 to 147,500,000 shares. In July 2019, the Company’s Certificate of Incorporation was amended and restated to increase the number of authorized shares of common stock from 147,500,000 to 200,000,000 shares (Note 14).

The Company had reserved the following shares of common stock for the potential conversion of Preferred Stock and for the future issuance of common stock pursuant to the Company’s 2016 Stock Incentive Plan, as amended from time to time (the “2016 Plan”):

	June 30, 2019	December 31, 2018
Shares reserved for conversion of outstanding Series A Preferred Stock	8,571,427	8,571,427
Shares reserved for conversion of outstanding Series B Preferred Stock	7,499,991	5,714,277
Shares reserved for future issuance under the 2016 Stock Incentive Plan	280,071	919,030
	16,351,489	15,204,734

8. Stock-based Compensation Expense

Grants Under the 2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Plan, under which it may grant restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to eligible employees, officers, directors, consultants, and advisors. The total number of shares of common stock that were authorized for issuance under the 2016 Plan as of June 30, 2019 and December 31, 2018 was 3,566,428 and 3,209,285, respectively.

For financial reporting purposes, the Company performed common stock valuations with the assistance of a third-party specialist as of May 10, 2019, March 15, 2019, November 30, 2018, August 24, 2018, June 1, 2018, December 31, 2017, and December 31, 2016 to determine stock-based compensation expense for restricted stock awards and stock options.

Shares of common stock repurchased from employees and non-employees are shares held in the Company’s treasury (“Treasury Shares”). The board of directors may, at its discretion, authorize that the Treasury Shares be returned to the pool of authorized but unissued common stock.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan since December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	757,022	$3.07
Granted	—	—
Vested	(198,056)	3.04
Repurchased	(51,373)	3.07
Unvested at June 30, 2019	507,593	$3.08

The following table summarizes the Company’s stock option activity under the 2016 Plan since December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	507,891	$7.12	9.84	$367,427
Granted	1,114,491	8.12
Exercised	(28,205)	7.81
Cancelled	(1,424)	6.10
Outstanding at June 30, 2019	1,592,753	$7.81	9.52	$12,278,821
Exercisable at June 30, 2019	109,951	$6.94	9.39	$942,933

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2019 was $7.75 per share and $5.74 per share, respectively. The weighted average grant date fair value of stock options granted during each of the three and six months ended June 30, 2018 was $3.46 per share. The aggregate intrinsic value of stock options exercised during each of the three and six months ended June 30, 2019 was $0.2 million. No stock options were exercised during the three and six months ended June 30, 2018. The fair value of stock options granted during the three and six months ended June 30, 2019 and 2018 under the 2016 Plan has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Risk-free interest rate	2.3%	2.8%	2.6%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (years)	6.1	5.9	6.0	5.9
Expected stock price volatility	80.7%	83.7%	81.3%	83.7%

Grants Outside the 2016 Stock Incentive Plan

The following table summarizes the Company’s restricted stock activity outside of the 2016 Plan since December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	446,789	$2.94
Granted	—	—
Vested	(56,072)	2.94
Repurchased	—	—
Unvested at June 30, 2019	390,717	$2.94

The aggregate intrinsic value of all restricted stock awards that vested during the three and six months ended June 30, 2019 was $1.0 million and $2.4 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$459	$270	$865	$526
General and administrative	491	192	906	365
Total stock-based compensation expense	$950	$462	$1,771	$891

As of June 30, 2019, the Company had an aggregate of $10.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.11 years.

9. Asset Acquisition

In February 2019, the Company entered into a right of reference and license agreement (the “GSK Agreement”) with subsidiaries of GlaxoSmithKline plc (collectively referred to as “GSK”), pursuant to which the Company has been granted an exclusive worldwide license to develop and commercialize losmapimod. Under the GSK Agreement, the Company also acquired reference rights to relevant regulatory and manufacturing documents and GSK’s existing supply of losmapimod drug substance and product. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The Company is obligated to use commercially reasonable efforts to develop and commercialize losmapimod at its sole cost. The Company is also responsible for costs related to the filing and maintenance of the licensed patent rights.

Under the GSK Agreement, the Company issued 12,500,000 million shares of Series B Preferred Stock to GSK with an estimated fair value of $25.5 million, or $2.04 per share, which was determined with the assistance of a third-party specialist contemporaneously with the issuance of the Series B Preferred Stock to GSK. In addition, the Company may owe GSK up to $37.5 million in certain specified clinical and regulatory milestones, of which $2.5 million is due upon the initiation of a Phase 2 clinical trial, and up to $60.0 million in certain specified sales milestones. The Company has agreed to pay tiered royalties on annual net sales of losmapimod that range from mid single-digit percentages to a low double-digit, but less than teens, percentage. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. The Company also incurred $0.1 million of direct expenses related to the transaction, which the Company included in the total consideration for the transaction. In August 2019, the $2.5 million milestone due upon the initiation of a Phase 2 clinical trial was achieved and became payable.

The GSK Agreement may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the GSK Agreement will continue in effect until the expiration of the Company’s royalty obligations, which expire on a country-by-country basis on the later of (i) ten years after the first commercial sale in the country or (ii) approval of a generic version of losmapimod by the applicable regulatory agency.

The Company concluded the arrangement did not result in the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in a single in-process research and development asset, losmapimod. In addition, the Company did not obtain any substantive processes in connection to the GSK Agreement and losmapimod was not generating revenue at the time the GSK Agreement was executed. Therefore, the Company accounted for the arrangement as an asset acquisition. The Company also concluded that the acquired assets do not have an alternative future use, and therefore the fair value attributable to the GSK Agreement of $25.6 million, inclusive of transaction costs, was recorded as in-process research and development expense (a component of research and development expenses) in the Company’s consolidated statement of operations and comprehensive loss for the six months ended June 30, 2019, which is the period in which the Company obtained (i) the license to losmapimod, (ii) the right to reference relevant regulatory and manufacturing documents, and (iii) GSK’s existing supply of losmapimod drug substance and product. Additionally, the Company will recognize clinical and regulatory milestone payments when the underlying contingency is resolved and the consideration is paid or becomes payable. The milestone payments will be capitalized or expensed depending on the nature of the associated asset as of the date of recognition. The Company will record sales milestone payments and royalties as additional expense of the related product sales in the period in which the corresponding sales occur.

10. Commitments and Contingencies

Operating Leases

In May 2016, the Company entered into a sublease agreement for approximately 8,143 square feet of office and laboratory space at its prior corporate headquarters in Cambridge, Massachusetts. The sublease for this space terminated on June 30, 2018. Rent expense associated with this sublease for the six months ended June 30, 2018 was $0.1 million.

In November 2017, the Company entered into a lease agreement for its current corporate headquarters for approximately 28,731 square feet of office and laboratory space in Cambridge, Massachusetts. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of December 31, 2018 and June 30, 2019. Rent expense associated with this lease for each of the three months ended June 30, 2019 and 2018 was approximately $0.5 million. Rent expense associated with this lease for each of the six months ended June 30, 2019 and 2018 was approximately $1.0 million.

The future minimum lease payments associated with the lease for the Company’s current headquarters as of June 30, 2019, are as follows (in thousands):

2019(1)	$1,125
2020	2,285
2021	2,354
2022	2,424
2023	2,497
Thereafter	12,187
Total minimum lease payments	$22,872

(1)	Amounts are for the six months ending December 31, 2019.

Other Agreements

The Company has agreements with third parties in the normal course of business under which it can license certain developed technologies. If the Company exercises its rights to license the technologies it may be subject to additional fees and milestone payments. As of June 30, 2019, the Company has not exercised its rights to license such technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2019 or December 31, 2018.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three or six months ended June 30, 2019 and 2018.

11. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make and has not made any contributions to the 401(k) Plan.

12. Net Loss per Share

Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Series A Preferred Stock	8,571,427	8,571,427	8,571,427	8,571,427
Series B Preferred Stock	7,499,991	—	7,499,991	—
Outstanding stock options	1,592,753	82,700	1,592,753	82,700
Unvested restricted stock awards	898,310	1,506,954	898,310	1,506,954
Total	18,562,481	10,161,081	18,562,481	10,161,081

13. Related-Party Transactions

During the three and six months ended June 30, 2019 and 2018, the Company paid fees to Third Rock Ventures, LLC (“TRV”), an affiliate of one of the Company’s principal stockholders, in exchange for consulting services. The Company recorded expenses related to such fees of less than $0.1 million during each of the six months ended June 30, 2019 and 2018, and less than $0.1 million during the three months ended June 30, 2018. The Company did not record expenses related to such fees during the three months ended June 30, 2019. As of December 31, 2018, there was less than $0.1 million of amounts due to TRV for such services that were included in accounts payable and accrued expenses. As of June 30, 2019, there were no amounts due to TRV for such services that were included in accounts payable and accrued expenses. Additionally, consultants that provide services to the Company are employees of TRV. The Company has issued an aggregate of 142,284 shares of common stock to these consultants in exchange for their continuing consulting services.

During each of the three and six months ended June 30, 2018, the Company recorded other income of $0.4 million related to the sale of drug material to an entity affiliated with TRV.

14. Subsequent Events

Reverse Stock Split and Other

On July 5, 2019, the Company effected a one-for-seven reverse stock split of the Company’s issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each of the Company’s outstanding series of Preferred Stock. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. Shares of common stock underlying outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. Stockholders entitled to fractional shares as a result of the reverse stock split will receive a cash payment in lieu of receiving fractional shares.

On July 5, 2019, the Company eliminated the gross proceeds threshold of $45 million for a firm-commitment underwritten public offering that would result in the automatic conversion of all outstanding shares of Preferred Stock into common stock.

2019 Stock Incentive Plan

In anticipation of the Company’s IPO, on July 2, 2019, the Company’s stockholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan is 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved shall be annually increased on January 1, 2020 and each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the such year or (iii) an amount determined by the Company’s board of directors.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP shall be annually increased on January 1, 2020, and each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors.

Initial Public Offering

On July 22, 2019, the Company completed an IPO of its common stock and issued and sold 4,500,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $63.9 million after deducting underwriting discounts and commissions and estimated offering expenses. Upon the closing of the IPO, all 112,500,000 shares of outstanding Preferred Stock automatically converted into 16,071,418 shares of common stock.

Changes to Authorized Common Stock and Preferred Stock

On July 22, 2019, the Company amended and restated its certificate of incorporation to authorize 200,000,000 shares of common stock and 10,000,000 shares of Preferred Stock, which shares of Preferred Stock are currently undesignated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on July 18, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined diseases in areas of high unmet medical need, with an initial focus on rare diseases. We have developed a proprietary product engine that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat the known root cause of genetically defined diseases. We are using our product engine to identify targets that can be drugged by small molecules regardless of the particular underlying mechanism of gene mis-expression. We have identified drug targets to treat the root causes of facioscapulohumeral muscular dystrophy, or FSHD, and certain hemoglobinopathies, namely sickle cell disease, or SCD, and ß-thalassemia. In August 2019, we initiated a Phase 2b clinical trial and a Phase 2 open label clinical trial of losmapimod, our product candidate for FSHD, to evaluate the efficacy and safety of losmapimod in addressing the underlying cause of FSHD. We commenced a Phase 1 clinical trial in February 2019 to obtain safety and tolerability data for losmapimod in patients with FSHD. We plan to submit an investigational new drug application, or IND, for FTX-6058, our product candidate for certain hemoglobinopathies, in mid-2020.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and product engine, identifying drug targets and potential product candidates, in-licensing assets, producing drug substance and drug product material for use in clinical trials and conducting pre-clinical studies and early clinical trials. To date, we have funded our operations primarily through the issuance of convertible notes, convertible preferred stock and, most recently, common stock in our initial public offering, or IPO. On July 22, 2019, we completed an IPO of our common stock and issued and sold 4,500,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $63.9 million after deducting underwriting discounts and commissions and estimated offering expenses. Upon completion of the IPO, all 112,500,000 shares of outstanding convertible preferred stock automatically converted into 16,071,418 shares of common stock.

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $13.2 million and $50.0 million for the three and six months ended June 30, 2019, respectively, and $7.8 million and $14.8 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $118.1 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

•	continue our clinical development of losmapimod, including our ongoing Phase 1, Phase 2b, and Phase 2 open label clinical trials;
•	continue IND-enabling studies and prepare for a planned Phase 1 clinical trial of FTX-6058;
•	advance clinical-stage product candidates into later stage trials;
•	pursue the discovery of drug targets for other rare diseases and the subsequent development of any resulting product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•

scale up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf, to support our clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;
•	acquire or in-license products, product candidates, technologies and/or data referencing rights;
•

make any milestone payments to affiliates of GlaxoSmithKline plc, or GSK, under our right of reference and license agreement with GSK upon the achievement of specified clinical or regulatory milestones;

•	maintain, expand, enforce, defend and protect our intellectual property;
•	hire additional clinical, quality control and scientific personnel; and
•

add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and our operations as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or the timing of when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of June 30, 2019, we had $49.6 million in cash and cash equivalents. We believe that the net proceeds from our IPO of $63.9 million, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for several years, if at all. If our development efforts for our current or future product candidates are successful and result in marketing approval, we may generate revenue in the future from product sales. We cannot predict if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

We may also in the future enter into license or collaboration agreements for our product candidates or intellectual property, and we may generate revenue in the future from payments as a result of such license or collaboration agreements.

Operating Expenses

Research and Development Expenses

Research and development expenses represent costs incurred by us for the discovery, development, and manufacture of our product candidates and include:

•	external research and development expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and consultants;
•	salaries, payroll taxes, employee benefits and stock-based compensation expenses for individuals involved in research and development efforts;
•	laboratory supplies;
•	in-process research and development, or IPR&D, expenses, which relate to IPR&D acquired as part of an asset acquisition for which there is no alternative future use;
•	costs related to compliance with regulatory requirements; and
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and other operating costs.

We expense research and development costs as incurred. We recognize expenses for certain development activities, such as clinical trials and manufacturing, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment or other information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of expenses incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. These amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

External costs represent a significant portion of our research and development expenses, which we track on a program-by-program basis following the nomination of a development candidate. Our internal research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expense. We do not track our internal research and development expenses on a program-by-program basis as the resources are deployed across multiple projects.

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the three and six months ended June 30, 2019 and 2018. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. FSHD external expenses include IPR&D expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
FSHD external expenses	$3,073	$484	$30,875	$938
Pre-development candidate expenses and unallocated expenses	4,671	3,265	8,700	6,323
Internal research and development expenses	3,116	2,039	5,914	4,100
Total research and development expenses	$10,860	$5,788	$45,489	$11,361

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing our product candidates, including the uncertainty related to:

•	the timing and progress of preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	our ability to raise additional funds necessary to complete clinical development of and commercialize our product candidates;
•	our ability to maintain our current research and development programs and to establish new ones;
•	our ability to establish new licensing or collaboration arrangements;
•	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
•

the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority;

•	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
•	the availability of raw materials and active pharmaceutical ingredient, or API, for use in production of our product candidates;
•	our ability to establish and operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;
•	our ability to consistently manufacture our product candidates in quantities sufficient for use in clinical trials;
•	our ability to obtain and maintain intellectual property protection and regulatory exclusivity, both in the United States and internationally;
•	our ability to maintain, enforce, defend and protect our rights in our intellectual property portfolio;

•	the commercialization of our product candidates, if and when approved;
•	our ability to obtain and maintain third-party coverage and adequate reimbursement for our product candidates, if approved;
•	the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
•	competition with other products; and
•	a continued acceptable safety profile of our products following receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs and timing associated with the development of that product candidate, and potentially other candidates.

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing losmapimod and FTX-6058 through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

General and Administrative Expenses

General and administrative expenses consist of personnel-related costs, including salaries, benefits and stock-based compensation expense, for our personnel in executive, finance and accounting, human resources, business operations and other administrative functions, legal fees related to patent, intellectual property and corporate matters, fees paid for accounting and tax services, consulting fees and facility-related costs not otherwise included in research and development expenses.

We expect our general and administrative expenses will increase for the foreseeable future to support our expanded infrastructure and increased costs of expanding our operations and operating as a public company. These increases will likely include increased expenses related to accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Other Income, Net

Other income, net consists primarily of interest income related to our investments in cash equivalents and proceeds from the sale of drug material to a third party during February 2018.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following summarizes our results of operations for the three months ended June 30, 2019 and 2018, along with the changes in those items in dollars:

	Three Months Ended June 30,		Change
(in thousands)	2019	2018	$
Operating expenses:
Research and development	$10,860	$5,788	$5,072
General and administrative	2,634	2,061	573
Total operating expenses	13,494	7,849	5,645
Loss from operations	(13,494)	(7,849)	(5,645)
Other income, net	325	3	322
Net loss	$(13,169)	$(7,846)	$(5,323)

Research and Development Expenses

Research and development expense increased by $5.1 million from $5.8 million for the three months ended June 30, 2018 to $10.9 million for the three months ended June 30, 2019. The increase in research and development expense was primarily attributable to the following:

•

$2.6 million in increased costs for external clinical activities as we advanced losmapimod into a Phase 1 clinical trial and conducted preparatory studies in anticipation of initiating Phase 2 clinical trials in August 2019;

•	$1.1 million in increased personnel-related costs due to increased headcount, including $0.2 million of increased stock-based compensation expense;
•	$0.6 million in increased laboratory supplies to support our expanding research efforts; and
•	$0.5 million in increased costs for IND-enabling studies for FTX-6058.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million from $2.1 million for the three months ended June 30, 2018 to $2.6 million for the three months ended June 30, 2019. The increase in general and administrative expenses was primarily attributable to the following:

•

$0.4 million in increased personnel-related costs, primarily due to increased general and administrative headcount to support the growth of our research and development organization, including $0.3 million of increased stock-based compensation expense; and

•	$0.2 million in increased consulting and professional fees, including for legal services, market research, recruiting, accounting, and tax.

Other Income, Net

Other income, net increased by $0.3 million from less than $0.1 million for the three months ended June 30, 2018 to $0.3 million for the three months ended June 30, 2019. The increase in other income, net was primarily attributable to investment income of $0.3 million from cash equivalents during the three months ended June 30, 2019. The Company had no investment income during the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following summarizes our results of operations for the six months ended June 30, 2019 and 2018, along with the changes in those items in dollars:

	Six Months Ended June 30,		Change
(in thousands)	2019	2018	$
Operating expenses:
Research and development	$45,489	$11,361	$34,128
General and administrative	5,232	3,798	1,434
Total operating expenses	50,721	15,159	35,562
Loss from operations	(50,721)	(15,159)	(35,562)
Other income, net	709	373	336
Net loss	$(50,012)	$(14,786)	$(35,226)

Research and Development Expenses

Research and development expense increased by $34.1 million from $11.4 million for the six months ended June 30, 2018 to $45.5 million for the six months ended June 30, 2019. The increase in research and development expense was primarily attributable to the following:

•

$25.6 million in increased IPR&D expenses associated with the recognition of the fair value attributable to the right of reference and license agreement with GSK during the six months ended June 30, 2019;

•

$4.3 million in increased costs for external clinical activities as we advanced losmapimod into a Phase 1 clinical trial and conducted preparatory studies in anticipation of initiating Phase 2 clinical trials in August 2019;

•	$1.8 million in increased personnel-related costs due to increased headcount, including $0.3 million of increased stock-based compensation expense;
•	$0.8 million in increased laboratory supplies to support our expanding research efforts;
•	$0.5 million in increased costs for IND-enabling studies for FTX-6058; and
•	$0.5 million in increased facility-related costs, including depreciation and other utility and maintenance costs.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million from $3.8 million for the six months ended June 30, 2018 to $5.2 million for the six months ended June 30, 2019. The increase in general and administrative expenses was primarily attributable to the following:

•

$1.0 million in increased personnel-related costs, primarily due to increased general and administrative headcount to support the growth of our research and development organization, including $0.5 million of increased stock-based compensation expense; and

•	$0.5 million in increased consulting and professional fees, including for legal services, market research, recruiting, accounting, and tax.

Other Income, Net

Other income, net increased by $0.3 million from $0.4 million for the six months ended June 30, 2018 to $0.7 million for the six months ended June 30, 2019. Other income, net during the six months ended June 30, 2019 was primarily attributable to investment income of $0.7 million from cash equivalents. During the six months ended June 30, 2018, other income, net related primarily to the sale of drug material to a third party for $0.4 million.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Through June 30, 2019, we have primarily funded our operations with aggregate gross proceeds of $140.0 million from the issuance of convertible notes and convertible preferred stock. As of June 30, 2019, we had cash and cash equivalents of $49.6 million. On July 22, 2019, we completed an IPO of our common stock and issued and sold 4,500,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $63.9 million after deducting underwriting discounts and commissions and estimated offering expenses.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(21,971)	$(12,039)
Net cash used in investing activities	(622)	(4,589)
Net cash (used in) provided by financing activities	(576)	25,290
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(23,169)	$8,662

Net Cash Used in Operating Activities

Net cash used in operating activities was $22.0 million during the six months ended June 30, 2019 compared to net cash used in operating activities of $12.0 million during the six months ended June 30, 2018. The increase in net cash used in operating activities of $10.0 million was due to an increase in net loss of $35.2 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 and a net decrease in cash provided by changes in our operating assets and liabilities of $1.9 million, partially offset by a net increase in non-cash expenses of $27.1 million primarily due to an increase in IPR&D expenses of $25.6 million, an increase in stock-based compensation expense of $0.9 million, and an increase in depreciation expense of $0.6 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.6 million during the six months ended June 30, 2019 compared to net cash used in investing activities of $4.6 million during the six months ended June 30, 2018. Net cash used in investing activities for the six months ended June 30, 2019 and 2018 primarily consisted of purchases of property and equipment. The decrease in net cash used in investing activities of $4.0 million was primarily due to a decrease in purchases of property and equipment associated with our new facility lease that commenced in December 2017.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.6 million during the six months ended June 30, 2019 compared to net cash provided by financing activities of $25.3 million during the six months ended June 30, 2018. The cash provided by financing activities during the six months ended June 30, 2018 was primarily the result of $25.3 million of net proceeds received from private placements of our Series A preferred stock. The net cash used in financing activities for the six months ended June 30, 2019 was primarily the result of the payment of costs associated with our IPO.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, as a result of our IPO, we expect to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

Based on our current operating plan, we believe that the net proceeds from our IPO of $63.9 million, together with our existing cash and cash equivalents as of June 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

•	the progress, costs and results of our ongoing Phase 1, Phase 2b, and Phase 2 open label clinical trials of losmapimod;
•

the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates, including our planned Phase 1 clinical trial of FTX-6058;

•	the number of and development requirements for other product candidates that we pursue;

•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to enter into contract manufacturing arrangements for supply of API and manufacture of our product candidates and the terms of such arrangements;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment or receipt of milestones and receipt of other collaboration-based revenues, if any;
•

the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our product candidates for which we may receive marketing approval;

•	the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•

the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products, product candidates, technologies or data referencing rights.

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We will need to continue to rely on additional financing to achieve our business objectives.

In addition to the variables described above, if and when any of our product candidates successfully complete development, we will incur substantial additional costs associated with regulatory filings, marketing approval, post-marketing requirements, maintaining our intellectual property rights, and regulatory protection, in addition to other commercial costs. We cannot reasonably estimate these costs at this time.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts, and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

During the three and six months ended June 30, 2019, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2019.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended June 30, 2019, there were no material changes to our critical accounting policies from those described in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2019.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. As of June 30, 2019, we had cash and cash equivalents of $49.6 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2019, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three or six months ended June 30, 2019 and 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See page i of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $32.6 million for the year ended December 31, 2018 and $50.0 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $118.1 million. To date, we have funded our operations primarily through the issuance of convertible notes, convertible preferred stock, and common stock in our initial public offering, or IPO, which closed on July 22, 2019. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	continue our clinical development of losmapimod, including our ongoing Phase 1, Phase 2b, and Phase 2 open label clinical trials;
•	continue investigational new drug application, or IND, enabling studies and prepare for a planned Phase 1 clinical trial of FTX-6058;
•	advance clinical-stage product candidates into later stage trials;
•	pursue the discovery of drug targets for other rare diseases and the subsequent development of any resulting product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•

scale up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf, to support our clinical trials of our product candidates and commercialization of any of our product candidates for which we may obtain marketing approval;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;
•	acquire or in-license products, product candidates, technologies and/or data referencing rights;
•

make any milestone payments to affiliates of GlaxoSmithKline plc, or GSK, under our right of reference and license agreement with GSK upon the achievement of specified clinical or regulatory milestones;

•	maintain, expand, enforce, defend and protect our intellectual property;
•	hire additional clinical, quality control and scientific personnel; and
•

add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and our operations as a public company.

To become and remain profitable, we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if, among other things:

•

we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities to perform trials or studies in addition to, or different than, those expected;

•	there are any delays in completing our clinical trials or the development of any of our product candidates; or
•	there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 1, Phase 2b, and Phase 2 open label clinical trials of losmapimod and prepare for a planned Phase 1 clinical trial of FTX-6058; and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our ongoing Phase 1, Phase 2b, and Phase 2 open label clinical trials of losmapimod;
•

the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates, including our planned Phase 1 clinical trial of FTX-6058;

•	the number of and development requirements for other product candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient, or API, and manufacture of our product candidates and the terms of such arrangements;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment or receipt of milestones and receipt of other collaboration-based revenues, if any;
•

the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our product candidates for which we may receive marketing approval;

•	the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•

the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products, product candidates, technologies or data referencing rights.

As of June 30, 2019, we had cash and cash equivalents of approximately $49.6 million. On July 22, 2019, we completed our IPO, pursuant to which we issued 4,500,000 shares of our common stock at a public offering price of $16.00 per share. We received net proceeds of $63.9 million, after deducting underwriting discounts and commissions and estimated offering expenses. We believe that the net proceeds from our IPO, together with our existing cash and cash equivalents as of June 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will not be derived unless and until we can achieve sales of products, which we do not anticipate for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or discovery stage programs or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our limited operating history may make it difficult for stockholders to evaluate the success of our business to date and to assess our future viability.

We commenced activities in 2015 and are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying drug targets and potential product candidates, undertaking preclinical studies and conducting one early-stage clinical trial. We have not yet demonstrated our ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

In addition, as our business grows, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

In the past, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern and it is possible that we may identify conditions and events in the future that raise substantial doubt about our ability to continue as a going concern.

Previously, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2018 that was issued prior to our IPO included a going concern uncertainty paragraph. With the completion of our IPO, we believe that the net proceeds from our IPO, together with our existing cash and cash equivalents as of June 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Comprehensive tax reform legislation passed in 2017 could adversely affect our business and financial condition.

On December 22, 2017, the U.S. government enacted legislation commonly referred to as the Tax Cuts and Jobs Act, or the TCJA, which significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses, or NOLs, to 80% of current year taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA remains uncertain and our business and financial condition could be adversely affected. In addition, how various states will respond to the TCJA continues to be uncertain. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge investors in our common stock to consult with their legal and tax advisors with respect to TCJA and the potential tax consequences of investing in or holding our common stock.

Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2018, we had federal and state net operating loss carryforwards of $60.7 million and $60.5 million, respectively, which begin to expire in 2035. Approximately $29.7 million of the federal net operating losses can be carried forward indefinitely. As of December 31, 2018, we also had federal and state research and development tax credit carryforwards of $1.5 million and $1.3 million, respectively, which begin to expire in 2035. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our NOLs or research and development tax credit carryforwards.

In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past and may experience such ownership changes in the future (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations. Our NOLs or credits may also be impaired under state law.

In addition, as described above in “Comprehensive tax reform legislation passed in 2017 could adversely affect our business and financial condition,” the TCJA includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future.

Risks Related to the Discovery and Development of our Product Candidates

We are early in our development efforts, and we only have one product candidate in a clinical trial. Our other product candidate is in IND-enabling studies. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts, and we have advanced only one candidate into clinical trials, losmapimod for the treatment of facioscapulohumeral muscular dystrophy, or FSHD. FTX-6058, our other product candidate, is in IND-enabling studies. We have invested substantially all of our efforts and financial resources in our proprietary product engine to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of rare diseases. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successfully completing preclinical studies and clinical trials;
•	acceptance by the FDA or other regulatory agencies of the INDs, clinical trial applications, or CTAs, or other regulatory filings for losmapimod, FTX-6058 and future product candidates;
•	expanding and maintaining a workforce of experienced scientists and others to continue to develop our product candidates;
•	successfully applying for and receiving marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining intellectual property protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	establishing sales, marketing and distribution capabilities and successfully launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
•	maintaining, enforcing, defending and protecting our rights in our intellectual property portfolio;
•	not infringing, misappropriating or otherwise violating others’ intellectual property or proprietary rights; and
•	maintaining a continued acceptable safety profile of the products following receipt of any regulatory approvals.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which would materially harm our business.

We may not be successful in our efforts to use our product engine to build a pipeline of product candidates.

A key element of our strategy is to use our proprietary product engine to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of rare diseases, with an initial focus on identifying small molecules specific to the identified cellular target. Even if we are successful in identifying drug targets and potential product candidates, such candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. Identifying, developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in product development. We cannot provide stockholders any assurance that we will be able to successfully identify additional product candidates with our product engine, advance any of these additional product candidates through the development process or successfully commercialize any such additional product candidates. Regulatory authorities have substantial discretion in the approval process and may cause delays in the approval or rejection of an application. As a result of these factors, it is difficult for us to predict the time and cost of product candidate development. There can be no assurance that any development problems we experience in the future related to our proprietary product engine or any of our research or development programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. If we do not successfully identify, develop, obtain regulatory approval for and commercialize product candidates based upon our technological approach, we will not be able to generate product revenues.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. The results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We have one product candidate in clinical development and one product candidate in IND-enabling studies. The risk of failure for each of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We have not yet begun or completed a pivotal clinical trial of any product candidate. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs and other regulatory filings in the United States and abroad. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory agencies will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. Furthermore, product candidates are subject to continued preclinical safety studies, which may be conducted concurrent with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, or at all. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. Losmapimod may not be effective at reducing DUX4-driven gene expression or, even if losmapimod successfully reduces expression of DUX4-driven genes, such reduction may not result in overall clinical benefit. A lack of clinical benefit may be due to insufficient dosing or for other reasons. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any of our product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before approving any of our product candidates.

In February 2019, we entered into a right of reference and license agreement, or the GSK Agreement, with affiliates of GSK pursuant to which, among other things, GSK granted us a right of reference to certain INDs filed with the FDA and controlled by GSK or its affiliates relating to losmapimod and an exclusive worldwide license to certain of GSK’s preclinical and clinical data with respect to losmapimod. Although losmapimod was originally evaluated by GSK in nearly 3,500 subjects, GSK did not evaluate losmapimod in FSHD or in any other muscular dystrophy, and most of the subjects in these trials were given a dose that was lower than our planned dosage of 15 mg of losmapimod twice per day, so the safety data generated from GSK’s clinical trials of losmapimod may not be predictive or indicative of the results of our clinical trials. Similarly, while we believe the safety data from GSK’s clinical trials may, in part, enable us to apply for accelerated approval, there can be no assurance that this will happen. Regulatory authorities may also raise questions regarding the transition in the future from GSK-manufactured tablets to tablets manufactured by us or another party, and we may be required to conduct comparability assessments, which could result in delays in development and additional costs.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	regulators may decide the design of our clinical trials is flawed, for example if our trial protocol does not evaluate treatment effects in trial subjects for a sufficient length of time;
•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•

we may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, or, if we seek accelerated approval, biomarker efficacy endpoints that applicable regulatory authorities would consider likely to predict clinical benefit;

•

preclinical testing may produce results based on which we may decide, or regulators may require us, to conduct additional preclinical studies before we proceed with certain clinical trials, limit the scope of our clinical trials, halt ongoing clinical trials or abandon product development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•

we may decide, or regulators or IRBs may require us, to suspend or terminate clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•

regulators or IRBs may require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post-marketing testing requirements to maintain regulatory approval;

•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;
•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials; and
•	regulators may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy, or REMS.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling or a REMS that includes significant use or distribution restrictions or safety warnings;
•	be subject to additional post-marketing testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

Our product development costs will also increase if we experience delays in testing or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. We may also determine to change the design or protocol of one or more of our clinical trials, including to add additional patients or arms, which could result in increased costs and expenses and/or delays. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

Because we are developing some of our product candidates for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to predict or provide clinically meaningful results.

There are currently no therapies approved to treat FSHD, and there may be no therapies approved to treat the underlying causes of diseases that we attempt to address or may address in the future. As a result, the design and conduct of clinical trials of product candidates for the treatment of these diseases may take longer, be more costly or be less effective as part of the novelty of development in these diseases. In some cases, we may use new or novel endpoints or methodologies, such as the optimized time up and go test we intend to use in our losmapimod clinical trials, which we refer to as the FSHD-TUG test, and the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results. Even if applicable regulatory authorities do not object to our proposed endpoints in an earlier stage clinical trial, such regulatory authorities may require evaluation of additional or different clinical endpoints in later-stage clinical trials. Additionally, if we pursue accelerated approval for certain product candidates, the FDA or another regulatory authority may determine that the biomarker efficacy endpoint we select for evaluation is not sufficiently predictive of clinical benefit to support accelerated approval. For example, if we pursue accelerated approval with the FDA for losmapimod for the treatment of FSHD, the FDA may determine that our proposed biomarker efficacy endpoint of measuring DUX4-driven gene expression as a biomarker in muscle biopsies is inadequate to accurately capture treatment effects in muscle over time or is not sufficiently predictive of clinical benefit to support accelerated approval. The FDA may also determine that the measurement interval for our Phase 2b clinical trial is too short to evaluate the potential clinical benefit of losmapimod for FSHD where the progression of symptoms is relatively slow and chronic dosing is required.

Even if the FDA does find our clinical trial success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoint to a degree of statistical significance in any pivotal or other clinical trials we may conduct for our product candidates. Further, even if we do achieve the pre-specified criteria, our trials may produce results that are unpredictable or inconsistent with the results of the more traditional efficacy endpoints in the trial. The FDA also could give overriding weight to other efficacy endpoints over a primary endpoint, even if we achieve statistically significant results on that primary endpoint, if we do not do so on our secondary efficacy endpoints. The FDA also weighs the benefits of a product against its risks and the FDA may view the efficacy results in the context of safety as not being supportive of approval. Other regulatory authorities in Europe and other countries may make similar findings with respect to these endpoints.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Identifying and qualifying patients to participate in clinical trials for our product candidates is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. Because of our primary focus on rare diseases, we may have difficulty enrolling a sufficient number of eligible patients.

Patient enrollment is affected by a variety of other factors, including:

•	the prevalence and severity of the disease under investigation;
•	the eligibility criteria for the trial in question;
•	the perceived risks and benefits of the product candidate under trial;
•	the requirements of the trial protocols, including invasive procedures such as muscle biopsies;
•	the availability of existing treatments for the indications for which we are conducting clinical trials;
•	the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	the proximity and availability of clinical trial sites for prospective patients;
•	the conduct of clinical trials by competitors for product candidates that treat the same indications as our product candidates;
•	the ability to identify specific patient populations for biomarker-defined trial cohort(s); and
•	the cost to, or lack of adequate compensation for, prospective patients.

Our inability to locate and enroll a sufficient number of patients for our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

If our product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected in clinical trials or preclinical testing, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially show promise in early-stage or clinical testing are later found to cause side effects that delay or prevent further development of the compound.

Additionally, if results of our clinical trials reveal unacceptable side effects, we, the FDA or the IRBs at the institutions in which our studies are conducted could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials. If we elect or are forced to suspend or terminate any clinical trial of our product candidates, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenue from such product candidate will be delayed or eliminated. Any of these occurrences could materially harm our business.

If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability to market the drug could be compromised.

Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives regulatory approval, and we, or others, later discover that they are less effective than previously believed, or cause undesirable side effects, a number of potentially significant negative consequences could result, including:

•	withdrawal or limitation by regulatory authorities of approvals of such product;
•	seizure of the product by regulatory authorities;
•	recall of the product;
•	restrictions on the marketing of the product or the manufacturing process for any component thereof;
•	requirement by regulatory authorities of additional warnings on the label, such as a “black box” warning or contraindication;
•	requirement that we implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;
•	commitment to expensive post-marketing studies as a prerequisite of approval by regulatory authorities of such product;
•	the product may become less competitive;
•	initiation of regulatory investigations and government enforcement actions;
•	initiation of legal action against us to hold us liable for harm caused to patients; and
•	harm to our reputation and resulting harm to physician or patient acceptance of our products.

Any of these events could prevent us from achieving or maintaining market acceptance of a particular product candidate, if approved, and could significantly harm our business, financial condition, and results of operations.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are focusing our research and development efforts on rare neuromuscular disorders, hemoglobinopathies and central nervous system diseases. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

We are conducting Phase 1 and Phase 2 open label clinical trials of losmapimod in patients with FSHD in Europe and currently plan to conduct additional clinical trials for our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We are currently conducting Phase 1 and Phase 2 open label clinical trials of losmapimod in patients with FSHD in Europe, and we plan to conduct additional clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

Risks Related to the Commercialization of our Product Candidates

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for any of our product candidates, if approved, may be smaller than we estimate.

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages of our product candidates compared to the advantages and relative risks of alternative treatments;
•	the effectiveness of sales and marketing efforts;
•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•	our ability to offer our products, if approved, for sale at competitive prices;
•	the clinical indications for which the product is approved;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
•

the availability of third-party coverage and adequate reimbursement, and patients’ willingness to pay out of pocket for required co-payments or in the absence of third-party coverage or adequate reimbursement;

•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our products, if approved, together with other medications.

Our assessment of the potential market opportunity for our product candidates is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, one of which we commissioned. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. We commissioned Clarion Healthcare, LLC to conduct market research with physicians and payors to better understand the commercial landscape and to assist in our commercial planning. A total of 14 physicians in the United States, the European Union and Asia and nine payors and payor experts in the United States and the European Union were surveyed. As the survey involved a limited number of physicians and payors, the results from such survey may be less reflective of market opportunity than a survey conducted with a larger sample size. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications and third-party research, surveys and studies, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for any of our product candidates may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product for which we have obtained marketing approval, we will need to establish a sales, marketing and distribution organization, either ourselves or through collaborations or other arrangements with third parties.

In the future, we expect to build a focused, specialty sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales, marketing, coverage or reimbursement, customer service, medical affairs and other support personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
•	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors;
•	the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;
•	restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are unable to establish our own sales, marketing and distribution capabilities and we enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market, sell and distribute any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of many of the disease indications for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

For example, we are aware of several product candidates in clinical development that could be competitive with product candidates that we may successfully develop and commercialize. Acceleron Pharma, Inc., or Acceleron, has a product candidate currently in Phase 2a clinical development for FSHD. Novartis AG, Global Blood Therapeutics, Inc., GlycoMimetics Inc., Pfizer, Inc., bluebird bio, Inc., Aruvant Sciences, Inc., EpiDestiny, Inc., or EpiDestiny (in collaboration with Novo Nordisk A/S), Imara, Inc. and Sangamo Therapeutics Inc., or Sangamo (in collaboration with Bioverativ Inc.), are developing therapeutic approaches for patients with sickle cell disease, or SCD. Acceleron (in collaboration with Celgene Corp.), Bellicum Pharmaceuticals, Inc., Kiadis Pharma, EpiDestiny (in collaboration with Novo Nordisk A/S), Orchard Therapeutics plc, Sangamo (in collaboration with Bioverativ, Inc.) and CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals, Inc.) are developing therapeutic approaches for patients with ß-thalassemia.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

If the market opportunities for our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer. Because the target patient populations of our product candidates are small, and the addressable patient population even smaller, we must be able to successfully identify patients and capture a significant market share to achieve profitability and growth.

We focus our research and product development on treatments for rare diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research that we conducted, and may prove to be incorrect or contain errors. New studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

Our target patient populations are relatively small, and there is currently no standard of care treatment directed at some of our target indications, such as FSHD. As a result, the pricing and reimbursement of our product candidates, if approved, is uncertain, but must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected.

We expect to rely on contract manufacturing organizations to manufacture our product candidates. If we are unable to enter into such arrangements as expected or if such organizations do not meet our supply requirements, development and/or commercialization of our product candidates may be delayed.

We expect to rely on third parties to manufacture clinical supplies of our product candidates and commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If we are unable to enter into such arrangements on the terms or timeline we expect, development and/or commercialization of our product candidates may be delayed. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements. These facilities may also be affected by natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

Our third-party manufacturers will be subject to inspection and approval by the FDA before we can commence the manufacture and sale of any of our product candidates, and thereafter subject to FDA inspection from time to time. Failure by our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidates may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses.

We or our third-party manufacturers may also encounter shortages in the raw materials or API necessary to produce our product candidates in the quantities needed for our clinical trials or, if our product candidates are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or API by our competitors or others. The failure of us or our third-party manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of our product candidates, may have a material adverse effect on our business.

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

There can be no assurance that our product candidates, even if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, or that coverage and an adequate level of reimbursement will be available or that third-party payors’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably.

Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties that, if they materialize, could harm our business.

Our future profitability will depend, in part, on our ability to commercialize our product candidates in markets outside of the United States and the European Union. If we commercialize our product candidates in foreign markets, we will be subject to additional risks and uncertainties, including:

•	economic weakness, including inflation, or political instability in particular economies and markets;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements, many of which vary between countries;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	tariffs and trade barriers, as well as other governmental controls and trade restrictions;
•	other trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or foreign governments;
•	longer accounts receivable collection times;
•	longer lead times for shipping;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is common;
•	language barriers for technical training;
•	reduced protection of intellectual property rights in some foreign countries, and related prevalence of generic alternatives to therapeutics;
•	foreign currency exchange rate fluctuations and currency controls;
•	differing foreign reimbursement landscapes;
•	uncertain and potentially inadequate reimbursement of our products; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

If risks related to any of these uncertainties materializes, it could have a material adverse effect on our business.

Clinical trial and product liability lawsuits against us could divert our resources and could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of clinical trial and product liability exposure related to the testing of our product candidates in human clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently have no products that have been approved for commercial sale, the current and future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend any related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any products that we may develop.

We currently hold $10 million in clinical trial liability insurance coverage in the aggregate, with a per incident limit of $10 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful clinical trial or product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

Risks Related to our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which may harm our business.

We currently rely on third-party clinical research organizations to conduct our ongoing Phase 1, Phase 2b, and Phase 2 open label clinical trials of losmapimod and plan to rely on third-party clinical research organizations or third-party research collaboratives to conduct our planned clinical trials. We do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully develop and commercialize our product candidates. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We plan to contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. Although we believe we have obtained sufficient losmapimod tablets from GSK to complete our ongoing Phase 2 clinical trials and that we have received a sufficient quantity of losmapimod API to complete further clinical trials in FSHD, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it. We intend to identify and engage a contract manufacturing organization to prepare our own API and to manufacture losmapimod tablets, but we may not be successful in entering into such arrangement or may be unable to do so on terms that are acceptable to us. Even if we have sufficient API to complete further clinical trials in FSHD, we would need to contract with a third-party manufacturer to convert the API into losmapimod tablets. While we believe that we have all the necessary information from GSK to enable any required technology transfer to a contract manufacturing organization, there can be no assurances that we will be able to effect such transfer in a timely manner.

We expect to rely on third parties for the manufacture of FTX-6058 and any future product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any other product candidates for which we or our collaborators obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a source for bulk drug substance. If any of our future contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We may enter into collaborations with third parties for the development or commercialization of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.

While we have retained all rights to and are developing on our own our current product candidates, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to our existing or future product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations that we enter into may not be successful, and any success will depend heavily on the efforts and activities of such collaborators. Collaborations pose a number of risks, including the following:

•	collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected;
•

collaborators may not pursue development of our product candidates or may elect not to continue or renew development programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•

collaborators may not pursue commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew commercialization programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that may divert resources or create competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates on a discretionary basis;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•	a collaborator may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
•

a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•

disagreements with collaborators, including disagreements over intellectual property or proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•

collaborators may not properly obtain, maintain, enforce, defend or protect our intellectual property or proprietary rights or may use our proprietary information in such a way as to potentially lead to disputes or legal proceedings that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	disputes may arise with respect to the ownership of intellectual property developed pursuant to our collaborations;
•	collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability; and
•

collaborations may be terminated for the convenience of the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described herein also apply to the activities of our collaborators.

Additionally, subject to its contractual obligations to us, if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

If we are not able to establish or maintain collaborations, we may have to alter our development and commercialization plans and our business could be adversely affected.

For some of our product candidates, we may decide to collaborate with pharmaceutical or biotechnology companies for the development and potential commercialization of those product candidates. We face significant competition in seeking appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We are also restricted by GSK’s right of first negotiation under our current license agreement with them and may in the future be restricted under other license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical and biotechnology companies that have resulted in a reduced number of potential future collaborators.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product engine.

Risks Related to our Intellectual Property

If we are unable to obtain, maintain, enforce and protect patent protection for our technology and product candidates or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected.

Our success depends in large part on our ability to obtain and maintain protection of the intellectual property we may own solely and jointly with others or may license from others, particularly patents, in the United States and other countries with respect to any proprietary technology and product candidates we develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates that are important to our business and by in-licensing intellectual property related to our technologies and product candidates. If we are unable to obtain or maintain patent protection with respect to any proprietary technology or product candidate, our business, financial condition, results of operations and prospects could be materially harmed.

The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, defend or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain, enforce and defend the patents, covering technology that we license from third parties. Therefore, these in-licensed patents and applications may not be prepared, filed, prosecuted, maintained, defended and enforced in a manner consistent with the best interests of our business.

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not published at all. Therefore, neither we nor our licensors can know with certainty whether either we or our licensors were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and in-licensed patent rights are highly uncertain. Moreover, our owned and in-licensed pending and future patent applications may not result in patents being issued which protect our technology and product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, could affect the value or narrow the scope of our patent rights.

Currently, our patent portfolio related to FTX-6058 is in its earliest stages, including only provisional patent applications which do not themselves issue as patents. We have no issued patents related to FTX-6058 or our SCD or ß-thalassemia programs. In order to continue to pursue protection based on provisional patent applications, we will need to file Patent Cooperation Treaty applications, foreign applications and/or U.S. non-provisional patent applications prior to applicable deadlines. Even then, as highlighted above, patents may never issue from our patent applications, or the scope of any patent may not be sufficient to provide a competitive advantage. With respect to losmapimod, the patents to losmapimod licensed from GSK as a composition of matter and pharmaceutical composition are expected to expire on February 10, 2023. Our owned patent applications are not to the composition but, rather, are directed to certain methods of treating FSHD. We cannot be certain that any patents will be granted in respect of these patent applications. Even if such patent applications issue as patents, they will not prevent third parties from commercializing losmapimod for other indications.

Moreover, we or our licensors may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if our owned and in-licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our management and employees, even if the eventual outcome is favorable to us. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Furthermore, our competitors may be able to circumvent our owned or in-licensed patents by developing similar or alternative technologies or products in a non-infringing manner. As a result, our owned and in-licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar or identical to any of our technology and product candidates.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. For example, the composition of matter patents covering losmapimod, licensed from GSK, are expected to expire on February 10, 2023. Given the near term expiration date of these patents, and the fact that safe harbor protections in many jurisdictions permit third parties to engage in development, including clinical trials, these patents may not provide us with any meaningful competitive advantage.

If we are unable to obtain licenses from third parties on commercially reasonable terms or fail to comply with our obligations under such agreements, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales or an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

If we are unable to obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology and product candidates, which could harm our business, financial condition, results of operations and prospects significantly.

Additionally, if we fail to comply with our obligations under license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market, or may be forced to cease developing, manufacturing or marketing, any product that is covered by these agreements or may face other penalties under such agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may result in our having to negotiate new or reinstated agreements with less favorable terms, cause us to lose our rights under these agreements, including our rights to important intellectual property or technology or impede, or delay or prohibit the further development or commercialization of one or more product candidates that rely on such agreements.

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for any product candidates we may develop, our business may be materially harmed.

In the United States, the patent term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other non-United States jurisdictions to extend the term of a patent that covers an approved drug. While, in the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. We may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request. If we are unable to obtain any patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the expiration of our patent rights, and our business, financial condition, results of operations and prospects could be materially harmed.

It is possible that we will not obtain patent term extension under the Hatch-Waxman Act for a U.S. patent covering any of our product candidates that we may identify even where that patent is eligible for patent term extension, or if we obtain such an extension, it may be for a shorter period than we had sought. Further, for our licensed patents, we may not have the right to control prosecution, including filing with the USPTO a petition for patent term extension under the Hatch-Waxman Act. Thus, if one of our licensed patents is eligible for patent term extension under the Hatch-Waxman Act, we may not be able to control whether a petition to obtain a patent term extension is filed, or obtained, from the USPTO.

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application filed with the FDA to obtain permission to sell a generic version of such product candidate.

Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of patent laws in the United States, including patent reform legislation such as the Leahy-Smith America Invents Act, or the Leahy-Smith Act, could increase the uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications and the maintenance, enforcement or defense of our owned and in-licensed issued patents. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future.

Although we or our licensors are not currently involved in any litigation, we may become involved in lawsuits to protect or enforce our patent or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate our or our licensor’s issued patents or other intellectual property. As a result, we or our licensors may need to file infringement, misappropriation or other intellectual property related claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke such parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property. In addition, in a patent infringement proceeding, such parties could counterclaim that the patents we or our licensors have asserted are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may institute such claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). The outcome following legal assertions of invalidity and unenforceability is unpredictable.

An adverse result in any such proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly, and could put any of our owned or in-licensed patent applications at risk of not yielding an issued patent. A court may also refuse to stop the third party from using the technology at issue in a proceeding on the grounds that our owned or in-licensed patents do not cover such technology. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information or trade secrets could be compromised by disclosure during this type of litigation. Any of the foregoing could allow such third parties to develop and commercialize competing technologies and products and have a material adverse impact on our business, financial condition, results of operations and prospects.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. There is considerable patent and other intellectual property litigation in the pharmaceutical and biotechnology industries. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and product candidates, including interference proceedings, post grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the European Patent Office. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our technologies or product candidates that we may identify may be subject to claims of infringement of the patent rights of third parties.

The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. The risks of being involved in such litigation and proceedings may increase if and as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of merit. We may not be aware of all such intellectual property rights potentially relating to our technology and product candidates and their uses, or we may incorrectly conclude that third party intellectual property is invalid or that our activities and product candidates do not infringe such intellectual property. Thus, we do not know with certainty that our technology and product candidates, or our development and commercialization thereof, do not and will not infringe, misappropriate or otherwise violate any third party’s intellectual property.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations or methods, such as methods of manufacture or methods for treatment, related to the discovery, use or manufacture of the product candidates that we may identify or related to our technologies. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that the product candidates that we may identify may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, as noted above, there may be existing patents that we are not aware of or that we have incorrectly concluded are invalid or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover, for example, the manufacturing process of the product candidates that we may identify, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize the product candidates that we may identify. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

We may choose to take a license or, if we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we could also be required to obtain a license from such third party to continue developing, manufacturing and marketing our technology and product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us and could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right and could be forced to indemnify our customers or collaborators. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations and prospects.

Intellectual property litigation or other legal proceedings relating to intellectual property could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and may also have an advantage in such proceedings due to their more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could compromise our ability to compete in the marketplace.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance, renewal and annuity fees and various other government fees on any issued patent and pending patent application must be paid to the USPTO and foreign patent agencies in several stages or annually over the lifetime of our owned and in-licensed patents and patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our licensing partners to pay these fees to, or comply with the procedural and documentary rules of, the relevant patent agency. With respect to our patents, we rely on an annuity service, outside firms and outside counsel to remind us of the due dates and to make payment after we instruct them to do so. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, potential competitors might be able to enter the market with similar or identical products or technology. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

We are party to license and funding agreements, such as the GSK Agreement, that impose, and we may enter into additional licensing and funding arrangements with third parties that may impose, diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing and funding agreements, we are obligated to pay royalties on net product sales of product candidates or related technologies to the extent they are covered by the agreements. If we fail to comply with such obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements or require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations and prospects. We also have licenses and agreements to certain technologies used in our product engine, all of which are non-exclusive. While we still face all of the risks described herein with respect to those agreements, we cannot prevent third parties from also accessing those technologies. In addition, our licenses may place restrictions on our future business opportunities. For example, under our license with GSK, GSK has certain rights of first negotiation if we wish to sublicense any of the patent or data rights licensed by GSK to us to a third party for use outside the United States. This may prevent or delay certain transactions, which could have an adverse effect on the development and commercialization of losmapimod and on our business.

Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation related issues;
•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights under our collaborative development relationships;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected technology and product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

Our current or future licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents and patent applications we in-license. If other third parties have ownership rights to patents or patent applications we in-license, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize product candidates and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products and technologies identical to ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, and even where such protection is nominally available, judicial and governmental enforcement of such intellectual property rights may be lacking. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. In addition, certain jurisdictions do not protect to the same extent or at all inventions that constitute new methods of treatment.

Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims by third parties asserting that our employees, consultants or contractors have wrongfully used or disclosed confidential information of third parties, or we have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees, consultants and contractors were previously employed at universities or other pharmaceutical or biotechnology companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims.

In addition, while it is our policy to require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our intellectual property assignment agreements with them may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial conditions, results of operations and prospects.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could have a material adverse effect on our competitive business position and prospects. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products, which license may not be available on commercially reasonable terms, or at all, or such license may be non-exclusive. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our management and employees.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for our product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, to maintain our competitive position, including certain aspects of our proprietary product engine. We seek to protect our trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants, but we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•

portions of our product engine are protected by trade secrets, but much of our product engine is not protected by intellectual property, including patents, trade secrets and know-how, and we may not be able to develop, acquire or in-license any patentable technologies or other intellectual property related to the unprotected portions of our product engine;

•	others may be able to make product candidates that are similar to ours but that are not covered by the claims of the patents that we own;
•

we, or our license partners or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent applications that we license or may own in the future;

•	we, or our license partners or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or in-licensed intellectual property rights;
•	it is possible that our owned and in-licensed pending patent applications or those we may own or in-license in the future will not lead to issued patents;
•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•

we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our product candidates;

•

we cannot ensure that any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable product candidates or will provide us with any competitive advantages;

•	we cannot ensure that our commercial activities or product candidates will not infringe upon the patents of others;
•	we cannot ensure that we will be able to successfully commercialize our product candidates on a substantial scale, if approved, before the relevant patents that we own or license expire;
•	we may not develop additional proprietary technologies that are patentable;
•	the patents of others may harm our business; and
•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Regulatory Approval of our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including design, testing, manufacture, packaging, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export, import and adverse event reporting, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside of the United States. Marketing approval of drugs in the United States requires the submission of a new drug application, or NDA, to the FDA and we are not permitted to market any drug candidate in the United States until we obtain approval from the FDA of the NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction.

We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party clinical research organizations or other third-party consultants or vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the product.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

We plan to apply for orphan drug designation for FSHD in the United States and Europe, and we may seek orphan drug designation for our other current or future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and ten years in Europe. The exclusivity period in Europe can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because competing drugs containing a different active ingredient can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

On August 3, 2017, the U.S. Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

A Fast Track designation by the FDA may not lead to a faster development or regulatory review or approval process.

We may seek Fast Track designation for some of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure stockholders that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

A Breakthrough Therapy designation by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek a Breakthrough Therapy designation for some of our product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive Breakthrough Therapy designation, the receipt of such designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Accelerated approval by the FDA, even if granted for our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of our product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a biomarker efficacy endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a biomarker efficacy endpoint is reasonably likely to predict long-term clinical benefit.

Prior to seeking such accelerated approval, we will seek feedback from the FDA and otherwise evaluate our ability to seek and receive such accelerated approval. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence and we may be required to evaluate different or additional endpoints in these post-marketing confirmatory trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

There can be no assurance that the FDA will agree with our biomarker efficacy endpoints or intermediate clinical endpoints, such as measuring DUX4-driven gene expression in muscle tissue biopsies or measuring the fraction of muscle tissue by replaced by fat, or that we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from FDA, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted or that any expedited review or approval will be granted on a timely basis, or at all.

Moreover, as noted above, for drugs granted accelerated approval, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on IMM or other clinical benefit. These confirmatory trials must be completed with due diligence. We may be required to evaluate additional or different clinical endpoints in these post-marketing confirmatory trials. These confirmatory trials may require enrollment of more patients than we currently anticipate and will result in additional costs, which may be greater than the estimated costs we currently anticipate. The FDA may withdraw approval of a product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period for commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other foreign jurisdictions, we or our potential third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our potential third-party collaborators may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement, which has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

Any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the product.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product, including the adoption and implementation of REMS. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug and Cosmetic Act, or FDCA, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have various consequences, including:

•	suspension of or restrictions on such products, manufacturers or manufacturing processes;
•	restrictions and warnings on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post-marketing studies or clinical trials;
•	warning letters or untitled letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension of any ongoing clinical trials;
•	suspension or withdrawal of marketing approvals;
•	damage to relationships with any potential collaborators;
•	unfavorable press coverage and damage to our reputation;
•	refusal to permit the import or export of our products;
•	product seizure or detention;
•	injunctions or the imposition of civil or criminal penalties; or
•	litigation involving patients using our products.

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs applicable to drug manufacturers or quality assurance standards applicable to medical device manufacturers, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, any contract manufacturers we may engage in the future, our future collaborators and their contract manufacturers will also be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to clinicians, recordkeeping, and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product such as the requirement to implement a REMS.

The efforts of the Trump administration to pursue regulatory reform may limit the FDA’s ability to engage in oversight and implementation activities in the normal course, and that could negatively impact our business.

The Trump administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, requiring that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and on February 2, 2017, the Trump administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

If we obtain regulatory approval and commercialize any products, healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals; and
•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities that would be conducted by our sales team, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government funded healthcare programs.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain for any products that are approved in the United States or foreign jurisdictions.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. Among the provisions of the ACA of potential importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any of our product candidates that are approved for sale, are the following:

•

an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•	a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	requirements to report certain financial arrangements with physicians and teaching hospitals;
•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2027 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

With enactment of the TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, is effective as of 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause an estimated 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.

The Trump administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017.

In addition, the Centers for Medicare & Medicaid Services, or CMS, has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization (PA) and step therapy (ST) for six protected classes of drugs, with certain exceptions; permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” as well as add a definition of “price concession” in the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States, and members of Congress and the Trump administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump administration issued a plan to lower drug prices. Under this blueprint for action, the Trump administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ advertisements to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

If we or any third-party manufacturers we engage now or in the future fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs or liabilities that could harm our business.

We and third-party manufacturers we engage now are, and any third-party manufacturers we may engage in the future will be, subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Liability under certain environmental laws governing the release and cleanup of hazardous materials is joint and several and could be imposed without regard to fault. We also could incur significant costs associated with civil or criminal fines and penalties or become subject to injunctions limiting or prohibiting our activities for failure to comply with such laws and regulations.

Although we maintain general liability insurance as well as workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Further, with respect to the operations of our current and any future third-party contract manufacturers, it is possible that if they fail to operate in compliance with applicable environmental, health and safety laws and regulations or properly dispose of wastes associated with our products, we could be held liable for any resulting damages, suffer reputational harm or experience a disruption in the manufacture and supply of our product candidates or products. In addition, our supply chain may be adversely impacted if any of our third-party contract manufacturers become subject to injunctions or other sanctions as a result of their non-compliance with environmental, health and safety laws and regulations.

We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, be precluded from developing manufacturing and selling certain products outside the United States or be required to develop and implement costly compliance programs, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010, or Bribery Act, the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws that apply in countries where we do business and may do business in the future. The Bribery Act, FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. Compliance with the FCPA, in particular, is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

We may in the future operate in jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. If we expand our operations outside of the United States, we will need to dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United Kingdom and the United States, and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. In addition, various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by United Kingdom, U.S. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

Our employees, independent contractors, consultants and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, consultants and vendors. Misconduct by these partners could include intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of HIPAA, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive. We are also exposed to risks in connection with any insider trading violations by employees or others affiliated with us. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of any collaborators, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. For example, we make extensive use of cloud-based storage systems, and in October 2018, we experienced a breach of one such system. While this breach did not result in the permanent loss or theft of any of our critical information or any other material consequences, it could have, and while we took steps to remediate this breach, such as establishing multi-factor authentication and implementing improvements to our data securities protocols, we cannot guarantee that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate any future breaches. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

While we have not experienced any material system failure, accident, cyber-attack or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of our executive officers, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment offer letters with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.

As of August 23, 2019, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate owned shares representing approximately 50.5% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management and board of directors; or
•	delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current directors and members of management.

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that only one of three classes of directors is elected each year;
•	allow the authorized number of our directors to be changed only by resolution of our board of directors;
•	limit the manner in which stockholders can remove directors from our board of directors;

•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•	limit who may call stockholder meetings;
•

authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•

require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our certificate of incorporation or bylaws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

An active trading market for our common stock may not be sustained.

Our shares of common stock began trading on the Nasdaq Global Market on July 18, 2019. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares, or at all.

If securities analysts do not publish or cease publishing research or reports or publish misleading, inaccurate or unfavorable research about our business or if they publish negative evaluations of our stock, the price and trading volume of our stock could decline.

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. There can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any covering analyst will provide favorable coverage. Although we have obtained analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock or publish inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about our competitors, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price and trading volume to decline.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of or developments in preclinical studies and clinical trials of our product candidates or those of our competitors or potential collaborators;
•	our success in commercializing our product candidates, if and when approved;
•	the success of competitive products or technologies;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•

the results of our efforts to discover, develop, acquire or in-license products, product candidates, technologies or data referencing rights, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or the financial results of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Such litigation may also cause us to incur other substantial costs to defend such claims and divert management’s attention and resources. Furthermore, negative public announcements of the results of hearings, motions or other interim proceedings or developments could have a negative effect on the market price of our common stock.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 23, 2019, we had 23,340,419 shares of common stock outstanding. This includes the 4,500,000 shares that we sold in our IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates or existing stockholders. The remaining shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the near future. Moreover, beginning 180 days after the completion of our IPO, holders of an aggregate of 16,357,132 shares of our common stock will have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In August 2019, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements entered into in connection with our IPO.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an EGC until December 31, 2024, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may choose to take advantage of some or all of the available exemptions. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act permits an EGC to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an EGC.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company we have incurred, and particularly after we are no longer an EGC, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements, and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Our certificate of incorporation designates the state courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (4) any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine. This exclusive forum provision will not apply to actions arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold or issued, and options granted, by us during the three months ended June 30, 2019 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for such equity securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, or the SEC, under which exemption from registration was claimed.

Recent Sales of Unregistered Equity Securities

(a)	Issuances of Common Stock upon Conversion of Preferred Stock

On July 22, 2019, in connection with the closing of our initial public offering of our common stock, or IPO, all of our outstanding shares of preferred stock were converted into an aggregate of 16,071,418 shares of common stock. The conversion of preferred stock into common stock occurred in accordance with the terms of our certificate of incorporation and did not constitute a sale for purposes of the Securities Act.

(b)	Stock Option Grants and Exercises

During the three months ended June 30, 2019, we granted options to purchase an aggregate of 93,995 shares of common stock, with exercise prices of $11.06 per share, to our employees, directors, advisors and/or consultants pursuant to our 2016 Stock Incentive Plan, as amended. The options become exercisable upon the schedule specified in the applicable option agreement. During the three months ended June 30, 2019, we issued 33,561 shares of our common stock upon the exercise of stock options outstanding under our 2016 Stock Incentive Plan, as amended, for aggregate consideration of $0.3 million. The stock options and the shares of common stock issued upon the exercise of stock options described in this section (b) were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

Use of Proceeds from Initial Public Offering

On July 22, 2019, we completed our IPO, pursuant to which we issued and sold 4,500,000 shares of our common stock at a public offering price of $16.00 per share.

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-232260), which was declared effective by the SEC on July 17, 2019. Morgan Stanley & Co. LLC, BofA Securities, Inc. and SVB Leerink LLC. acted as joint book-running managers for our IPO. The IPO commenced on July 17, 2019 and terminated without the sale of the 675,000 shares registered for potential issuance upon exercise of the underwriters’ option to purchase additional shares in the IPO.

We received aggregate gross proceeds from our IPO of $72.0 million, or aggregate net proceeds of $63.9 million after deducting underwriting discounts and commissions and estimated offering expenses of $2.9 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

We had not used any of the net proceeds from the IPO as of June 30, 2019 because our IPO closed on July 22, 2019. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 through April 30, 2019	—	$—	—	$—
May 1, 2019 through May 31, 2019	7,451	0.07	—	—
June 1, 2019 through June 30, 2019	—		—	—
Total	7,451	$0.07	—	$—

(1) Represents shares of unvested common stock that were repurchased by us from certain former employees upon termination of employment in accordance with the terms of the applicable employee's restricted stock agreement. We repurchased the shares from the former employees at the original exercise price.

The share figures set forth in this Item 2 have been retroactively adjusted, as appropriate, to reflect a one-for-seven reverse stock split of the Company’s common stock on July 5, 2019.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38978) filed with the Securities and Exchange Commission on July 22, 2019).

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38978) filed with the Securities and Exchange Commission on July 22, 2019).

10.1

2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 8, 2019).

10.2

Form of Stock Option Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 8, 2019).

10.3

2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 8, 2019).

10.4

Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 8, 2019).

10.5

Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 8, 2019).

10.6

Employment Agreement, dated June 30, 2019, by and between the Registrant and Robert J. Gould (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 12, 2019).

10.7

Employment Agreement, dated July 3, 2019, by and between the Registrant and Bryan Stuart (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 12, 2019).

10.8

Employment Agreement, dated June 30, 2019, by and between the Registrant and Diego Cadavid (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 12, 2019).

10.9

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULCRUM THERAPEUTICS, INC.

Date: August 26, 2019	By:	/s/ Robert J. Gould
Robert J. Gould, Ph.D.
Chief Executive Officer and President, Director

Date: August 26, 2019	By:	/s/ Bryan Stuart
Bryan Stuart
Chief Operating Officer (Principal Financial Officer)