Form 10-Q
period 2019-09-30
Fulcrum Therapeutics, Inc.
filed 2019-11-14
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2019, the registrant had 23,340,544 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate," "believe," "continue" "could," "estimate," "expect," "intend," "may," "might," “outlook,” "plan," "potential," "predict," "project," "should," "target," "would," and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the “Risk Factors” section and include, among other things:

•	our ongoing Phase 1, Phase 2b, and Phase 2 open label clinical trials of losmapimod;
•	our investigational new drug application, or IND, enabling studies and planned Phase 1 clinical trial of FTX-6058;
•	the initiation, timing, progress and results of our drug target discovery screening programs;
•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•	our plans to develop and, if approved, subsequently commercialize losmapimod and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for losmapimod and other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
•	the potential advantages of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

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

i

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	1
	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018	2
	Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2019 and 2018	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 6.	Exhibits	68
Signatures		69

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$101,597	$72,797
Prepaid expenses and other current assets	3,625	1,298
Total current assets	105,222	74,095
Property and equipment, net	9,583	10,546
Restricted cash	1,092	1,092
Other assets	59	38
Total assets	$115,956	$85,771
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,533	$1,263
Accrued expenses and other current liabilities	3,583	2,497
Deferred lease incentive, current portion	469	469
Total current liabilities	8,585	4,229
Deferred rent, excluding current portion	1,527	1,402
Deferred lease incentive, excluding current portion	3,638	3,990
Other liabilities, excluding current portion	78	150
Total liabilities	13,828	9,771
Commitments and contingencies (Note 10)
Series A convertible preferred stock, $0.001 par value; no shares and 60,000,000 shares authorized, issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	59,909
Series B convertible preferred stock, $0.001 par value; no shares and 40,000,000 shares authorized, issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	79,761
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 and 135,000,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 23,340,419 and 2,791,764 shares issued as of September 30, 2019 and December 31, 2018, respectively; 22,557,871 and 1,587,953 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	23	2
Treasury stock, at cost; no shares and 67,024 shares as of September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	236,783	4,452
Accumulated deficit	(134,678)	(68,124)
Total stockholders’ equity (deficit)	102,128	(63,670)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$115,956	$85,771

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$13,496	$6,963	$58,985	$18,324
General and administrative	3,510	2,125	8,742	5,923
Total operating expenses	$17,006	$9,088	$67,727	$24,247
Loss from operations	(17,006)	(9,088)	(67,727)	(24,247)
Other income, net:
Interest income, net	457	138	1,151	133
Other income	7	7	22	385
Net loss and comprehensive loss	$(16,542)	$(8,943)	$(66,554)	$(23,729)
Cumulative convertible preferred stock dividends	(796)	(1,858)	(7,128)	(3,736)
Net loss attributable to common stockholders	$(17,338)	$(10,801)	$(73,682)	$(27,465)
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(8.08)	$(10.33)	$(23.28)
Weighted average number of common shares used in net loss per share attributable to common stockholders, basic and diluted	17,785	1,337	7,133	1,180

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2017	34,666,666	$34,587	—	$—	972,266	$1	8,036	$—	$2,270	$(35,536)	$(33,265)
Issuance of Series A convertible preferred stock at $1.00 per share, net of issuance costs of $7	12,666,667	12,659	—	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	125,123	—	—	—	4	—	4
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	12,599	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(20,635)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	429	—	429
Net loss	—	—	—	—	—	—	—	—	—	(6,940)	(6,940)
Balance at March 31, 2018	47,333,333	$47,246	—	$—	1,097,389	$1	—	$—	$2,703	$(42,476)	$(39,772)
Issuance of Series A convertible preferred stock at $1.00 per share, net of issuance costs of $5	12,666,667	12,663	—	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	187,421	—	—	—	8	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	462	—	462
Net loss	—	—	—	—	—	—	—	—	—	(7,846)	(7,846)
Balance at June 30, 2018	60,000,000	$59,909	—	$—	1,284,810	$1	—	$—	$3,173	$(50,322)	$(47,148)
Issuance of Series B convertible preferred stock at $2.00 per share, net of issuance costs of $239	—	—	40,000,000	79,761	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	140,691	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	—	—	—	—	506	—	506
Net loss	—	—	—	—	—	—	—	—	—	(8,943)	(8,943)
Balance at September 30, 2018	60,000,000	$59,909	40,000,000	$79,761	1,425,501	$1	—	$—	$3,684	$(59,265)	$(55,580)
Balance at December 31, 2018	60,000,000	$59,909	40,000,000	$79,761	1,587,953	$2	67,024	$—	$4,452	$(68,124)	$(63,670)
Issuance of Series B convertible preferred stock in connection with asset acquisition, net of issuance costs of $34	—	—	12,500,000	25,466	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	134,013	—	—	—	5	—	5
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	43,922	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(110,946)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	821	—	821
Net loss	—	—	—	—	—	—	—	—	—	(36,843)	(36,843)
Balance at March 31, 2019	60,000,000	$59,909	52,500,000	$105,227	1,721,966	$2	—	$—	$5,278	$(104,967)	$(99,687)
Issuance of common stock	—	—	—	—	148,320	—	—	—	225	—	225
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	7,451	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(6,019)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	950	—	950
Net loss	—	—	—	—	—	—	—	—	—	(13,169)	(13,169)
Balance at June 30, 2019	60,000,000	$59,909	52,500,000	$105,227	1,870,286	$2	1,432	$—	$6,453	$(118,136)	$(111,681)
Issuance of common stock	—	—	—	—	116,167	—	—	—	35	—	35
Conversion of convertible preferred stock into common stock	(60,000,000)	(59,909)	(52,500,000)	(105,227)	16,071,418	16	—	—	165,120	—	165,136
Initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	4,500,000	5	—	—	63,996	—	64,001
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	4,951	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(6,383)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,179	—	1,179
Net loss	—	—	—	—	—	—	—	—	—	(16,542)	(16,542)
Balance at September 30, 2019	—	$—	—	$—	22,557,871	$23	—	$—	$236,783	$(134,678)	$102,128

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(66,554)	$(23,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,534	836
Stock-based compensation expense	2,950	1,397
In-process research and development expenses	25,591	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,714)	(29)
Other assets	(20)	20
Accounts payable	2,849	132
Accrued expenses and other liabilities	1,237	1,062
Deferred rent and deferred lease incentive	139	4,152
Net cash used in operating activities	$(34,988)	$(16,159)
Investing activities
Purchases of property and equipment	(745)	(5,515)
Transaction costs associated with asset acquisition	(91)	—
Net cash used in investing activities	(836)	(5,515)
Financing activities
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	25,322
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	(34)	79,834
Proceeds from initial public offering of common stock, net of underwriting discounts and commissions	64,443	—
Principal payments on capital lease obligations	(34)	(59)
Proceeds from issuance of common stock under benefit plans	249	18
Net cash provided by financing activities	64,624	105,115
Net increase in cash, cash equivalents and restricted cash	28,800	83,441
Cash, cash equivalents, and restricted cash, beginning of period	73,889	407
Cash, cash equivalents, and restricted cash, end of period	$102,689	$83,848
Supplemental cash flow information
Cash paid for interest	$6	$8
Non-cash investing and financing activities:
Acquisition of in process research and development through issuance of stock	$25,500	$—
Conversion of convertible preferred stock into common stock	$165,136	$—
Property and equipment purchases unpaid at end of period	$—	$2,976
Public offering costs unpaid at end of period	$442	$73

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$101,597	$82,756
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$102,689	$83,848

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2019 and the results of its operations and its cash flows for the three and nine months ended September 30, 2019 and 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s final prospectus for its initial public offering (“IPO”) filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on July 18, 2019.

Initial Public Offering

On July 22, 2019, the Company completed an IPO of its common stock and issued and sold 4,500,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $64.0 million after deducting underwriting discounts and commissions and estimated offering expenses. Upon the closing of the IPO, all 112,500,000 shares of outstanding preferred stock automatically converted into 16,071,418 shares of common stock.

In July 2019, the Company effected a one-for-seven reverse stock split of the Company’s issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each of the Company’s outstanding series of preferred stock. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the IPO and issuances of convertible notes and convertible preferred stock. As of September 30, 2019, the Company had an accumulated deficit of $134.7 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company believes that its cash and cash equivalents as of September 30, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. The Company will need additional funding to support its planned operating activities. If the Company is unable to obtain additional funding, it would be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2019. There have been no material changes in the Company’s significant accounting policies during the three months ended September 30, 2019.

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

Recent Accounting Pronouncements—To Be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended by various subsequently issued ASUs. The standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Lessees are required to classify leases as either finance or operating leases. If the lease is effectively a financed-purchase by the lessee, it is classified as a financing lease, otherwise it is classified as an operating lease. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which permits entities to continue applying legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. In October 2019, the FASB tentatively deferred the effective date of the new standard for private companies to fiscal years beginning after December 15, 2020. The final ASU is expected to be issued in November 2019. If the effective date of the standard is deferred, the new standard may become effective for the Company on January 1, 2021. The Company is currently evaluating the impact of the potential deferral of the effective date of the standard with respect to the timing that the standard will become effective for the Company. If the effective date of the standard is not deferred, the new standard will be effective for the Company on January 1, 2020. The Company will apply the transition method permitted by ASU 2018-11. The Company is currently evaluating the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures. The Company expects to take advantage of certain available expedients by electing the transition package of practical expedients permitted within ASU 2016-02, which allows the Company to not reassess previous accounting conclusions around whether arrangements are, or contain, leases, the classification of leases, and the treatment of initial direct costs. The Company also expects to make an accounting policy election to exclude leases with an initial term of twelve months or less from the balance sheet.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2019
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$101,597	$101,597	$—	$—
Total	$101,597	$101,597	$—	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$72,797	$72,797	$—	$—
Total	$72,797	$72,797	$—	$—

There have been no transfers between fair value levels during the three or nine months ended September 30, 2019 and 2018.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Lab equipment	$5,634	$4,847
Furniture and fixtures	548	542
Computer equipment	512	517
Software	106	90
Leasehold improvements	6,210	6,174
Construction in process	—	334
Total property and equipment	13,010	12,504
Less: accumulated depreciation	(3,427)	(1,958)
Property and equipment, net	$9,583	$10,546

Depreciation expense for the three months ended September 30, 2019 and 2018 was $0.5 million and $0.4 million, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $1.5 million and $0.8 million, respectively.

5. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid expenses	$2,976	$460
Prepaid sign-on bonuses subject to vesting provisions	185	99
Leasehold improvement allowance receivable	—	366
Interest income receivable	159	135
Other	305	238
Total prepaid expenses and other current assets	$3,625	$1,298

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
External research and development	$1,779	$437
Payroll and benefits	1,511	1,448
Professional services	168	254
Capital lease obligation, current portion	49	46
Restricted stock liability, current portion	15	18
Property and equipment purchases	—	174
Other	61	120
Total accrued expenses and other current liabilities	$3,583	$2,497

6. Preferred Stock

As of September 30, 2019, 5,000,000 shares of preferred stock were authorized. No shares of preferred stock were issued or outstanding as of September 30, 2019. As of December 31, 2018, 100,000,000 shares of convertible preferred stock were authorized, issued, and outstanding, of which 60,000,000 shares were designated as $0.001 par value Series A convertible preferred stock (the “Series A Preferred Stock”), and 40,000,000 shares were designated as $0.001 par value Series B convertible preferred stock (the “Series B Preferred Stock”, and together with the Series A Preferred Stock, the “Preferred Stock”).

During the nine months ended September 30, 2019, the Company issued 12,500,000 shares of Series B Preferred Stock in connection with the GSK Agreement (Note 9). The rights, privileges, and preferences of the Series B Preferred Stock issued in connection with the GSK Agreement are consistent with the rights, privileges, and preferences of the Series B Preferred Stock issued during the year ended December 31, 2018.

On July 5, 2019, the Company eliminated the gross proceeds threshold of $45.0 million for a firm-commitment underwritten public offering that would result in the automatic conversion of all outstanding shares of Preferred Stock into common stock.

Upon the completion of the IPO on July 22, 2019, all 112,500,000 shares of outstanding Preferred Stock automatically converted into 16,071,418 shares of common stock. In addition, upon the completion of the IPO, the Company amended and restated its certificate of incorporation to authorize 5,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated.

No dividends have been declared since inception. Aggregate cumulative dividends associated with the Series A Preferred Stock and the Series B Preferred Stock as of December 31, 2018 were $7.2 million and $2.3 million, respectively.

7. Common Stock

Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid during the three and nine months ended September 30, 2019 and 2018.

During the nine months ended September 30, 2019, the Company’s Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 135,000,000 to 200,000,000 shares.

As of September 30, 2019 and December 31, 2018 the Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2019	December 31, 2018
Shares reserved for conversion of outstanding Series A Preferred Stock	—	8,571,427
Shares reserved for conversion of outstanding Series B Preferred Stock	—	5,714,277
Shares reserved for future issuance under the 2016 Stock Incentive Plan	—	919,030
Shares reserved for exercises of outstanding stock options	1,981,457	507,891
Shares reserved for future issuance under the 2019 Stock Incentive Plan	2,398,391	—
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	252,142	—
	4,631,990	15,712,625

8. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. The total number of shares of common stock that were authorized for issuance under the 2016 Plan as of December 31, 2018 was 3,209,285. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of September 30, 2019, no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan is 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved shall be annually increased on January 1, 2020 and each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the such year or (iii) an amount determined by the Company’s board of directors. As of September 30, 2019, there were 2,398,391 shares available for future issuance under the 2019 Plan.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

For financial reporting purposes, the Company performed common stock valuations with the assistance of a third-party specialist as of May 10, 2019, March 15, 2019, November 30, 2018, August 24, 2018, June 1, 2018, December 31, 2017, and December 31, 2016 to determine stock-based compensation expense for restricted stock awards and stock options. Upon completion of the IPO, the fair value of the common stock on the grant date was based on the closing price of the stock on the date of grant.

Shares of common stock repurchased from employees and non-employees are shares held in the Company’s treasury (“Treasury Shares”). The board of directors may, at its discretion, authorize that the Treasury Shares be returned to the pool of authorized but unissued common stock.

The following table summarizes the Company’s restricted stock activity under the 2019 Plan and 2016 Plan since December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	757,022	$3.07
Granted	—	—
Vested	(280,833)	3.04
Repurchased	(56,324)	3.07
Unvested at September 30, 2019	419,865	$3.09

The following table summarizes the Company’s stock option activity under the 2019 Plan and 2016 Plan since December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	507,891	$7.12	9.84	$367,427
Granted	1,516,294	9.95
Exercised	(33,561)	7.50
Cancelled	(9,167)	10.09
Outstanding at September 30, 2019	1,981,457	$9.27	9.38	$202,742
Exercisable at September 30, 2019	193,292	$7.96	9.23	$72,559

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted during the three and nine months ended September 30, 2019 was $10.36 per share and $6.97 per share, respectively. The weighted average grant date fair value of stock options granted during the three and nine months ended September 30, 2018 was $3.49 per share and $3.47 per share, respectively. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2019 was less than $0.1 million and $0.2 million, respectively. No stock options were exercised during the three and nine months ended September 30, 2018. The fair value of stock options granted during the three and nine months ended September 30, 2019 and 2018 under the 2019 Plan and the 2016 Plan has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Risk-free interest rate	1.7%	2.8%	2.4%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (years)	6.0	6.0	6.0	5.9
Expected stock price volatility	80.1%	84.3%	81.0%	83.9%

Grants Outside of Stock Incentive Plans

The following table summarizes the Company’s restricted stock activity outside of the 2019 Plan and 2016 Plan since December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	446,789	$2.94
Granted	—	—
Vested	(84,106)	2.94
Repurchased	—	—
Unvested at September 30, 2019	362,683	$2.94

The aggregate intrinsic value of all restricted stock awards that vested during the three and nine months ended September 30, 2019 was $0.6 million and $3.0 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$533	$282	$1,398	$808
General and administrative	646	224	1,552	589
Total stock-based compensation expense	$1,179	$506	$2,950	$1,397

As of September 30, 2019, the Company had an aggregate of $13.1 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.32 years.

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

Under the GSK Agreement, the Company issued 12,500,000 million shares of Series B Preferred Stock to GSK with an estimated fair value of $25.5 million, or $2.04 per share, which was determined with the assistance of a third-party specialist contemporaneously with the issuance of the Series B Preferred Stock to GSK. In addition, the Company may owe GSK up to $37.5 million in certain specified clinical and regulatory milestones, of which $2.5 million is due upon the initiation of a Phase 2 clinical trial, and up to $60.0 million in certain specified sales milestones. The Company has agreed to pay tiered royalties on annual net sales of losmapimod that range from mid single-digit percentages to a low double-digit, but less than teens, percentage. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. The Company also incurred $0.1 million of direct expenses related to the transaction, which the Company included in the total consideration for the transaction. In August 2019, the $2.5 million milestone due upon the initiation of a Phase 2 clinical trial was achieved and became payable. The Company recorded the $2.5 million milestone due upon the initiation of a Phase 2 clinical trial as research and development expense in the Company’s consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2019.

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

The Company concluded the arrangement did not result in the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in a single in-process research and development asset, losmapimod. In addition, the Company did not obtain any substantive processes in connection to the GSK Agreement and losmapimod was not generating revenue at the time the GSK Agreement was executed. Therefore, the Company accounted for the arrangement as an asset acquisition. The Company also concluded that the acquired assets do not have an alternative future use, and therefore the fair value attributable to the GSK Agreement of $25.6 million, inclusive of transaction costs, was recorded as in-process research and development expense (a component of research and development expenses) in the Company’s consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2019, which is the period in which the Company obtained (i) the license to losmapimod, (ii) the right to reference relevant regulatory and manufacturing documents, and (iii) GSK’s existing supply of losmapimod drug substance and product. Additionally, the Company will recognize clinical and regulatory milestone payments when the underlying contingency is resolved and the consideration is paid or becomes payable. The milestone payments will be capitalized or expensed depending on the nature of the associated asset as of the date of recognition. The Company will record sales milestone payments and royalties as additional expense of the related product sales in the period in which the corresponding sales occur.

10. Commitments and Contingencies

Operating Leases

In May 2016, the Company entered into a sublease agreement for approximately 8,143 square feet of office and laboratory space at its prior corporate headquarters in Cambridge, Massachusetts. The sublease for this space terminated on June 30, 2018. Rent expense associated with this sublease for the nine months ended September 30, 2018 was $0.1 million.

In November 2017, the Company entered into a lease agreement for its current corporate headquarters for approximately 28,731 square feet of office and laboratory space in Cambridge, Massachusetts. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of September 30, 2019 and December 31, 2018. Rent expense associated with this lease for each of the three months ended September 30, 2019 and 2018 was approximately $0.5 million. Rent expense associated with this lease for each of the nine months ended September 30, 2019 and 2018 was approximately $1.4 million.

The future minimum lease payments associated with the lease for the Company’s current headquarters as of September 30, 2019, are as follows (in thousands):

2019(1)	$562
2020	2,285
2021	2,354
2022	2,424
2023	2,497
Thereafter	12,187
Total minimum lease payments	$22,309

(1)	Amounts are for the three months ending December 31, 2019.

Other Agreements

The Company has agreements with third parties in the normal course of business under which it can license certain developed technologies. If the Company exercises its rights to license the technologies it may be subject to additional fees and milestone payments. As of September 30, 2019, the Company has not exercised its rights to license such technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2019 or December 31, 2018.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three or nine months ended September 30, 2019 and 2018.

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

12. Net Loss per Share

Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Series A Preferred Stock	—	8,571,427	—	8,571,427
Series B Preferred Stock	—	5,714,277	—	5,714,277
Outstanding stock options	1,981,457	117,056	1,981,457	117,056
Unvested restricted stock awards	782,548	1,447,349	782,548	1,447,349
Total	2,764,005	15,850,109	2,764,005	15,850,109

13. Related-Party Transactions

During the nine months ended September 30, 2019 and 2018, the Company paid fees to Third Rock Ventures, LLC (“TRV”), an affiliate of one of the Company’s principal stockholders, in exchange for consulting services. The Company recorded expenses related to such fees of less than $0.1 million during each of the nine months ended September 30, 2019 and 2018, and less than $0.1 million during the three months ended September 30, 2018. The Company did not record expenses related to such fees during the three months ended September 30, 2019. As of December 31, 2018, there was less than $0.1 million of amounts due to TRV for such services that were included in accounts payable and accrued expenses. As of September 30, 2019, there were no amounts due to TRV for such services that were included in accounts payable and accrued expenses. Additionally, consultants that provide services to the Company are employees of TRV. The Company has issued an aggregate of 142,284 shares of common stock to these consultants in exchange for their continuing consulting services.

During the nine months ended September 30, 2018, the Company recorded other income of $0.4 million related to the sale of drug material to an entity affiliated with TRV.

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

We commenced a Phase 1 clinical trial in February 2019 to obtain safety and tolerability data for losmapimod in patients with FSHD and announced preliminary results from this Phase 1 clinical trial in October 2019. The primary objective of the trial was to investigate the safety and tolerability of losmapimod in healthy volunteers and in FSHD patients. The secondary objective was to evaluate repeated dose pharmacokinetics, or PK, and target engagement, or TE, in FSHD patients. In the first cohort, 10 healthy volunteers were randomized to a single oral dose of losmapimod 7.5 mg (n=8) followed by a single oral dose of 15 mg after a wash out period or to single oral dose placebo (n=2) in both dosing periods. In the second cohort, 15 FSHD patients were randomized and treated with placebo (n=3) or losmapimod 7.5 mg (n=6) or 15 mg (n=6) taken orally twice daily for 14 days.  Losmapimod was well tolerated with no serious adverse events reported. Similar tolerability, safety and PK were observed in healthy volunteers and patients with FSHD. Treatment with losmapimod demonstrated dose-dependent PK and TE in blood. FSHD patients treated with losmapimod also achieved dose-dependent concentrations in skeletal muscle, with a muscle to plasma exposure ratio of approximately 1:1. The losmapimod 15 mg dose taken orally twice daily demonstrated sustained drug concentrations that in preclinical models with human FSHD myotubes resulted in a robust reduction of DUX4-driven gene expression. Analysis of target engagement in muscle is ongoing. These data support the selection of the 15 mg dose of losmapimod taken orally twice daily in our ongoing Phase 2b placebo-controlled clinical trial and Phase 2 open label clinical trial of losmapimod.

We plan to submit an investigational new drug application, or IND, for FTX-6058, our product candidate for certain hemoglobinopathies, in mid-2020. FTX-6058 is a novel upregulator of fetal hemoglobin. In pre-clinical research, treatment with FTX-6058 was shown to increase HbF levels to ~30% of total hemoglobin as measured by HPLC and mass spectrometry methods in human erythroid progenitor cells from multiple donors. FTX-6058 also elevated HbF in vivo in animal models at plasma concentrations reasonably expected to be achieved in humans.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and product engine, identifying drug targets and potential product candidates, in-licensing assets, producing drug substance and drug product material for use in clinical trials and conducting pre-clinical studies and early clinical trials. To date, we have funded our operations primarily through the issuance of common stock in our initial public offering, or IPO, convertible notes, and convertible preferred stock. On July 22, 2019, we completed an IPO of our common stock and issued and sold 4,500,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $64.0 million after deducting underwriting discounts and commissions and estimated offering expenses. Upon completion of the IPO, all 112,500,000 shares of outstanding convertible preferred stock automatically converted into 16,071,418 shares of common stock.

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $16.5 million and $66.6 million for the three and nine months ended September 30, 2019, respectively, and $8.9 million and $23.7 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $134.7 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

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

As of September 30, 2019, we had $101.6 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the three and nine months ended September 30, 2019 and 2018. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Losmapimod external expenses include IPR&D expenses. We nominated FTX-6058 as a development candidate in the third quarter of 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Losmapimod external expenses	$5,492	$678	$36,367	$1,616
FTX-6058 external expenses	1,383	—	1,383	—
Pre-development candidate expenses and unallocated expenses	3,413	4,047	12,113	10,370
Internal research and development expenses	3,208	2,238	9,122	6,338
Total research and development expenses	$13,496	$6,963	$58,985	$18,324

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following summarizes our results of operations for the three months ended September 30, 2019 and 2018, along with the changes in those items in dollars:

	Three Months Ended September 30,		Change
(in thousands)	2019	2018	$
Operating expenses:
Research and development	$13,496	$6,963	$6,533
General and administrative	3,510	2,125	1,385
Total operating expenses	17,006	9,088	7,918
Loss from operations	(17,006)	(9,088)	(7,918)
Other income, net	464	145	319
Net loss	$(16,542)	$(8,943)	$(7,599)

Research and Development Expenses

Research and development expense increased by $6.5 million from $7.0 million for the three months ended September 30, 2018 to $13.5 million for the three months ended September 30, 2019. The increase in research and development expense was primarily attributable to the following:

•

$2.5 million in increased costs associated with the achievement of a milestone due under the right of reference and license agreement with GSK upon the initiation of a Phase 2 clinical trial of losmapimod;

•	$2.5 million in increased costs for external clinical activities as we advanced losmapimod into Phase 2b and Phase 2 open label clinical trials, and conducted a Phase 1 clinical trial of losmapimod;
•	$1.0 million in increased personnel-related costs due to increased headcount, including $0.3 million of increased stock-based compensation expense; and
•	$0.3 million in increased costs for IND-enabling studies for FTX-6058.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million from $2.1 million for the three months ended September 30, 2018 to $3.5 million for the three months ended September 30, 2019. The increase in general and administrative expenses was primarily attributable to the following:

•

$0.7 million in increased personnel-related costs, primarily due to increased general and administrative headcount to support the growth of our research and development organization, including $0.4 million of increased stock-based compensation expense; and

•	$0.7 million in increased consulting and professional fees, including for legal services, insurance premiums, market research, recruiting, accounting, and tax.

Other Income, Net

Other income, net increased by $0.3 million from $0.1 million for the three months ended September 30, 2018 to $0.5 million for the three months ended September 30, 2019. The increase in other income, net was primarily attributable to investment income of $0.5 million from cash equivalents during the three months ended September 30, 2019. During the three months ended September 30, 2018, other income, net was primarily attributable to investment income of $0.1 million from cash equivalents.

Comparison of the nine months ended September 30, 2019 and 2018

The following summarizes our results of operations for the nine months ended September 30, 2019 and 2018, along with the changes in those items in dollars:

	Nine Months Ended September 30,		Change
(in thousands)	2019	2018	$
Operating expenses:
Research and development	$58,985	$18,324	$40,661
General and administrative	8,742	5,923	2,819
Total operating expenses	67,727	24,247	43,480
Loss from operations	(67,727)	(24,247)	(43,480)
Other income, net	1,173	518	655
Net loss	$(66,554)	$(23,729)	$(42,825)

Research and Development Expenses

Research and development expense increased by $40.7 million from $18.3 million for the nine months ended September 30, 2018 to $59.0 million for the nine months ended September 30, 2019. The increase in research and development expense was primarily attributable to the following:

•

$25.6 million in increased IPR&D expenses associated with the recognition of the fair value attributable to the right of reference and license agreement with GSK during the nine months ended September 30, 2019;

•

$6.8 million in increased costs for external clinical activities as we advanced losmapimod into Phase 1, Phase 2b, and Phase 2 open label clinical trials, and conducted preparatory studies in anticipation of initiating those Phase 2 clinical trials;

•	$2.8 million in increased personnel-related costs due to increased headcount, including $0.6 million of increased stock-based compensation expense;
•

$2.5 million in increased costs associated with the achievement of a milestone due under the right of reference and license agreement with GSK upon the initiation of a Phase 2 clinical trial of losmapimod;

•	$0.8 million in increased laboratory supplies to support our expanding research efforts;
•	$0.8 million in increased costs for IND-enabling studies for FTX-6058; and
•	$0.6 million in increased facility-related costs, including depreciation and other utility and maintenance costs.

General and Administrative Expenses

General and administrative expenses increased by $2.8 million from $5.9 million for the nine months ended September 30, 2018 to $8.7 million for the nine months ended September 30, 2019. The increase in general and administrative expenses was primarily attributable to the following:

•

$1.7 million in increased personnel-related costs, primarily due to increased general and administrative headcount to support the growth of our research and development organization, including $1.0 million of increased stock-based compensation expense; and

•	$1.1 million in increased consulting and professional fees, including for legal services, insurance premiums, market research, recruiting, accounting, and tax.

Other Income, Net

Other income, net increased by $0.7 million from $0.5 million for the nine months ended September 30, 2018 to $1.2 million for the nine months ended September 30, 2019. Other income, net during the nine months ended September 30, 2019 was primarily attributable to investment income of $1.2 million from cash equivalents. During the nine months ended September 30, 2018, other income, net related primarily to the sale of drug material to a third party for $0.4 million and investment income of $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Through September 30, 2019, we have primarily funded our operations with aggregate gross proceeds of $212.0 million from the issuance of common stock in our IPO, convertible notes, and convertible preferred stock. As of September 30, 2019, we had cash and cash equivalents of $101.6 million. On July 22, 2019, we completed an IPO of our common stock and issued and sold 4,500,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $64.0 million after deducting underwriting discounts and commissions and estimated offering expenses.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(34,988)	$(16,159)
Net cash used in investing activities	(836)	(5,515)
Net cash provided by financing activities	64,624	105,115
Net increase in cash, cash equivalents, and restricted cash	$28,800	$83,441

Net Cash Used in Operating Activities

Net cash used in operating activities was $35.0 million during the nine months ended September 30, 2019 compared to net cash used in operating activities of $16.2 million during the nine months ended September 30, 2018. The increase in net cash used in operating activities of $18.8 million was primarily due to an increase in net loss of $42.8 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, partially offset by a net increase in non-cash expenses of $27.8 million primarily due to an increase in IPR&D expenses of $25.6 million, an increase in stock-based compensation expense of $1.6 million, and an increase in depreciation expense of $0.7 million. The remaining increase in net cash used in operating activities is a result of changes in our operating assets and liabilities of $3.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.8 million during the nine months ended September 30, 2019 compared to net cash used in investing activities of $5.5 million during the nine months ended September 30, 2018. Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 primarily consisted of purchases of property and equipment. The decrease in net cash used in investing activities of $4.7 million was primarily due to a decrease in purchases of property and equipment associated with our new facility lease that commenced in December 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $64.6 million during the nine months ended September 30, 2019 compared to net cash provided by financing activities of $105.1 million during the nine months ended September 30, 2018. The net cash provided by financing activities during the nine months ended September 30, 2019 was primarily the result of $64.4 million of net proceeds received from our IPO, after deducting underwriting discounts and commissions and estimated offering expenses. As of September 30, 2019, $0.4 million of offering expenses were unpaid. The net cash provided by financing activities during the nine months ended September 30, 2018 was primarily the result of $105.2 million of net proceeds received from private placements of our Series A preferred stock and Series B preferred stock.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Contractual Obligations

During the three and nine months ended September 30, 2019, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2019.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended September 30, 2019, there were no material changes to our critical accounting policies from those described in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. As of September 30, 2019, we had cash and cash equivalents of $101.6 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2019, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three or nine months ended September 30, 2019 and 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net loss was $32.6 million for the year ended December 31, 2018 and $66.6 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $134.7 million. To date, we have funded our operations primarily through the issuance of convertible notes, convertible preferred stock, and common stock in our initial public offering, or IPO, which closed on July 22, 2019. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

As of September 30, 2019, we had cash and cash equivalents of approximately $101.6 million. We believe that our cash and cash equivalents as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Previously, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2018 that was issued prior to our IPO included a going concern uncertainty paragraph. With the completion of our IPO, we believe that our existing cash and cash equivalents as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

Risks Related to our Intellectual Property1

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

[1]	Confirm with IP counsel whether there have been any changes in Fulcrum’s portfolio or the law since the last 10-Q that would warrant their review and/or any updates.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. On October 28, 2019, that deadline was extended from October 31, 2019 to January 31, 2020 to allow the parties to continue to negotiate a withdrawal agreement. The United Kingdom could leave the European Union earlier if the Parliament approves the withdrawal but that has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

As of November 8, 2019, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate owned shares representing approximately 50.5% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 8, 2019, we had 23,340,544 shares of common stock outstanding. This includes the 4,500,000 shares that we sold in our IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates or existing stockholders. The remaining shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the near future. Moreover, beginning 180 days after the completion of our IPO, holders of an aggregate of 16,357,132 shares of our common stock will have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In August 2019, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements entered into in connection with our IPO.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold or issued, and options granted, by us during the three months ended September 30, 2019 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

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

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-232260), which was declared effective by the Securities and Exchange Commission, or SEC, on July 17, 2019. Morgan Stanley & Co. LLC, BofA Securities, Inc. and SVB Leerink LLC. acted as joint book-running managers for our IPO. The IPO commenced on July 17, 2019 and terminated without the sale of the 675,000 shares registered for potential issuance upon exercise of the underwriters’ option to purchase additional shares in the IPO.

We received aggregate gross proceeds from our IPO of $72.0 million, or aggregate net proceeds of $64.0 million after deducting underwriting discounts and commissions and estimated offering expenses of $3.0 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

We had not used any of the net proceeds from the IPO as of September 30, 2019 as we have continued to fund operations from proceeds received through our preferred stock financings. We have invested the unused net proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	3,946	$0.07	—	$—
August 1, 2019 through August 31, 2019	1,005	0.07	—	—
September 1, 2019 through September 30, 2019	—	—	—	—
Total	4,951	$0.07	—	$—

(1)

Represents shares of unvested common stock that were repurchased by us from certain former employees upon termination of employment in accordance with the terms of the applicable employee's restricted stock agreement. We repurchased the shares from the former employees at the original purchase price.

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

FULCRUM THERAPEUTICS, INC.

Date: November 14, 2019	By:	/s/ Robert J. Gould
Robert J. Gould, Ph.D.
Chief Executive Officer and President, Director

Date: November 14, 2019	By:	/s/ Bryan Stuart
Bryan Stuart
Chief Operating Officer (Principal Financial Officer)