Form 10-K
period 2019-12-31
Fulcrum Therapeutics, Inc.
filed 2020-03-05
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38978

FULCRUM THERAPEUTICS, INC.

(Exact name of registrant as specified in its Charter)

Delaware	47-4839948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26 Landsdowne Street Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 651-8851

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	FULC	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common stock. The registrant’s common stock began trading on the Nasdaq Global Market on July 18, 2019. As of February 28, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on February 28, 2020, was approximately $267,415,356.

The number of shares of registrant’s common stock outstanding as of February 28, 2020 was 23,357,004.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2020 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2019. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," “outlook,” "plan," "potential," "predict," "project," "should," "target," "would," and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the “Risk Factors” section and include, among other things:

•	our ongoing Phase 2b and Phase 2 open label clinical trials of losmapimod;
•	our investigational new drug application, or IND, enabling studies and planned Phase 1 clinical trial of FTX-6058;
•	the initiation, timing, progress and results of our drug target discovery screening programs;
•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•	our plans to develop and, if approved, subsequently commercialize losmapimod and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for losmapimod and other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
•	the potential advantages of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	the progress and results of our collaboration with Acceleron Pharma Inc.;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

i

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the "Risk Factors" section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties as well as our own estimates of potential market opportunities. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

ii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. We have developed a proprietary product engine that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat the known root cause of genetically defined diseases. We are using our product engine to identify targets that can be drugged by small molecules regardless of the particular underlying mechanism of gene mis-expression. We have identified drug targets to treat the root causes of facioscapulohumeral muscular dystrophy, or FSHD, and certain hemoglobinopathies, namely sickle cell disease, or SCD, and ß-thalassemia. We initiated a randomized, double-blind placebo-controlled multicenter international Phase 2b clinical trial of losmapimod, our product candidate for FSHD, in August 2019. We also initiated in August 2019 a single center open label Phase 2 clinical trial to investigate the safety and tolerability of chronic treatment with losmapimod in patients with FSHD. The Phase 2b clinical trial and the open label Phase 2 clinical trial completed enrollment in February 2020. We commenced a Phase 1 clinical trial in February 2019 to obtain safety and tolerability data for losmapimod in healthy volunteers and patients with FSHD and announced preliminary results from this Phase 1 clinical trial in October 2019. In March 2020, we announced that we observed evidence of dose-dependent target engagement in skeletal muscle in the Phase 1 clinical trial. We plan to submit an investigational new drug application, or IND, for FTX-6058, our product candidate for certain hemoglobinopathies, in the second half of 2020.

We are using our proprietary product engine to identify and validate drug targets and develop product candidates to address diseases caused by the mis-expression of certain genes. Our product engine integrates patient-derived tissue-relevant cell models and drug target screens with our pharmacologically-diverse small molecule compound library and customized CRISPR libraries. We also employ computational biology and FulcrumSeek, our proprietary database, to guide target selection and to generate hypotheses on other targets that might be relevant along a gene regulatory pathway.

Our first product candidate, losmapimod, is a small molecule that we are developing for the treatment of FSHD, a rare, progressive and disabling muscle wasting disorder that leads to significant physical impairments and disability. Losmapimod selectively targets p38α/ß mitogen activated protein kinase, or p38α/ß. We utilized our product engine to discover that inhibition of p38α/ß reduced expression of the DUX4 gene in muscle cells derived from patients with FSHD. The mis-expression of the DUX4 gene is the known root cause of FSHD. There are no approved therapies for FSHD, one of the most common forms of muscular dystrophy, with an estimated patient population of 16,000 to 38,000 in the United States. In January 2020, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to losmapimod for the treatment of FSHD.

Following our discovery of the role of p38α/ß inhibitors in the reduction of DUX4 expression, we performed an extensive review of known compounds. As a result of our evaluation, we identified losmapimod as the preferred developmental candidate based on the substantial and attractive preclinical and clinical data. We in-licensed losmapimod from affiliates of GlaxoSmithKline, or GSK, in February 2019. GSK had previously treated nearly 3,500 subjects with losmapimod across multiple clinical trials, including one Phase 3 clinical trial. GSK did not conduct a clinical trial of losmapimod in patients with FSHD or any other muscle disorder. We have conducted extensive preclinical testing of losmapimod in patient-derived tissue-relevant cell models and have observed that losmapimod selectively reduced DUX4-driven gene expression and restored a healthy gene expression signature with minimal impact on healthy human muscle cells or other cell types.

We are conducting a randomized, double-blind placebo-controlled multicenter international Phase 2b clinical trial, referred to as ReDUX4, to investigate whether treatment with losmapimod reduces DUX4-driven gene expression in affected skeletal muscle. In this Phase 2b clinical trial, we are also evaluating the safety and tolerability of losmapimod. We are concurrently conducting a single center open label Phase 2 clinical trial to investigate the safety and tolerability of chronic treatment with losmapimod in patients with FSHD. In this open label trial, we are evaluating the ability of losmapimod to reduce DUX4-driven gene expression in affected skeletal muscle over varying treatment durations. We initiated ReDUX4 at multiple sites in the United States and Europe and the open label Phase 2 clinical trial in Europe in August 2019. We completed dosing in a Phase 1 clinical trial in healthy volunteers and patients with FSHD in September 2019. We presented top-line, blinded results from the Phase 1 clinical trial in October 2019, and we expect to present unblinded data in the first and second quarter of 2020. We utilized data from GSK’s clinical trials of losmapimod and our preclinical data to submit an IND, and clinical trial applications, or CTAs, in Europe and Canada, at various dates during 2019 that have enabled us to advance our clinical development plan for losmapimod in FSHD, including initiating ReDUX4 in August 2019.

We are additionally conducting several preparatory studies to assess biomarker endpoints and clinical outcome assessments and are participating in a natural history study that will follow 160 subjects with FSHD in the United States and 60 subjects in Europe over 18 months. We expect to utilize the data generated from our preparatory studies and the natural history study to inform future clinical trial designs and discussions with regulatory agencies. We believe that these preparatory studies and the safety data from GSK’s prior losmapimod clinical trials, together with safety and efficacy data generated from our Phase 1 and Phase 2 clinical trials, may enable us to apply for accelerated approval of losmapimod for the treatment of FSHD. If we observe positive results in ReDUX4 based on our proposed biomarker efficacy endpoint of measuring DUX4-driven gene expression in muscle biopsies, we plan to discuss accelerated approval with regulatory agencies and may seek accelerated approval if such regulatory agencies agree that our biomarker endpoint is sufficiently predictive of clinical benefit. The FDA or other regulatory authorities may require us to conduct comparability assessments of GSK-manufactured tablets to tablets manufactured by us or another party.

Our second product candidate, FTX-6058, is a small molecule designed to upregulate fetal hemoglobin in patients with SCD and ß-thalassemia. SCD is a genetic blood disorder caused by a mutation in the ß-subunit gene, or HBB gene. This mutation results in the formation of abnormal hemoglobin, which causes red blood cells, or RBCs, to change from a round shape into a sickle shape that significantly impairs their function. ß-thalassemia is a rare blood disorder caused by various genetic mutations in the HBB gene that can significantly impair the production of RBCs.

We designed FTX-6058 to compensate for the root cause of these hemoglobinopathies by inducing the expression of the two γ-globin genes, HBG1/2, whose expression is normally silenced shortly after birth. The HBG1/2 genes encode for γ-globin, a component of fetal hemoglobin, which is known to compensate for the presence of abnormal hemoglobin in SCD and ß-thalassemia. We have observed in vitro and in vivo activation of the HBG1/2 genes in preclinical studies with FTX-6058. We have also observed that FTX-6058 demonstrated robust levels of fetal hemoglobin elevation with no adverse effect on important cellular health markers. We conducted additional pre-clinical profiling in CD34+ derived cells and observed that treatment with FTX-6058 increased HbF levels to approximately 30% of total hemoglobin, as measured by mass spectrometry, high performance liquid chromatography, and fast protein liquid chromatography techniques. The elevation of HbF was significantly greater than we observed with hydroxyurea in the cell models. We have initiated IND-enabling studies and plan to submit an IND for FTX-6058 in the second half of 2020.

According to the National Institutes of Health, or NIH, there are approximately 7,000 rare, genetically defined human diseases, many of which have inadequate or no approved treatments. We used our product engine to complete four new drug target identification screens in 2019 in Duchenne muscular dystrophy, Friedreich ataxia, myotonic dystrophy 1 and α-synucleinopathies. Potential drug targets identified from these screens are currently being evaluated in additional in vitro and in vivo studies. We plan to utilize FulcrumSeek and our proprietary product engine to evaluate additional diseases in 2020, and we expect to advance the most compelling programs identified for development. Our current drug target identification and development efforts are focused on rare neuromuscular disorders, hemoglobinopathies and central nervous system, or CNS, diseases. We also anticipate utilizing our product engine to discover drug targets for genetically defined diseases in other therapeutic areas and for other diseases. In addition to drug targets that we prioritize for internal development, we may identify other drug targets that we would consider for development through partnerships. For example, we are utilizing our product engine to discover drug targets within a targeted indication within the pulmonary disease space under our collaboration and license agreement with Acceleron Pharma Inc., or Acceleron.

Our Pipeline

We designed our proprietary product engine with potential application across a broad array of genetically defined diseases with a known root cause. The following chart summarizes key information about our lead product candidates.

Our Strategy

We are leveraging the broad applicability of our proprietary product engine to discover and develop small molecule therapies that modulate gene expression to address the known root cause of genetically defined rare diseases in areas of high unmet medical need. We believe that our initial product candidates for the treatment of FSHD, SCD and ß-thalassemia may have the potential to treat patients with these debilitating and, in some cases, life-threatening illnesses. The key components of our strategy include:

•

Rapidly develop losmapimod for the treatment of FSHD. We aim to rapidly develop losmapimod for the treatment of FSHD through clinical development and regulatory approval. We initiated a randomized, double-blind placebo-controlled multicenter international Phase 2b clinical trial of losmapimod, or ReDUX4, in August 2019 and, subject to positive results, plan to meet with regulators to discuss the potential to pursue accelerated approval given the significant unmet medical need in FSHD and the absence of approved therapies for patients.

•

Advance FTX-6058 into clinical development. We have initiated IND-enabling studies of FTX-6058 and we aim to submit an IND in the second half of 2020. We intend to develop FTX-6058 for the treatment of SCD and certain types of ß-thalassemia.

•

Continue to apply our proprietary product engine to grow our portfolio of product candidates for the treatment of genetically defined diseases. We have developed a rigorous assessment and selection process to determine which of the approximately 7,000 rare, genetically defined diseases we intend to evaluate in drug target identification activities. We are applying our product engine to discover drug targets to modulate gene expression and develop product candidates for the potential treatment of the root cause of the disease. We utilized our product engine to complete four new drug target identification screens in 2019, and potential drug targets identified from these screens are currently being evaluated in additional in vitro and in vivo studies. We plan to utilize FulcrumSeek and our proprietary product engine to evaluate additional diseases in 2020, and we expect to advance the most compelling programs identified for development.

•

Further expand our product engine capabilities. Our product engine incorporates patient-derived cell lines and/or other relevant human cell lines, our annotated small molecule compound library and customized CRISPR libraries. We intend to further expand our product engine capabilities, including FulcrumSeek, to enhance the therapeutic reach and productivity of our drug discovery process.

•

Maximize the commercial potential of our product candidates. We have retained all rights to our lead product candidates focused on rare genetically defined diseases, and plan to commercialize any approved product using a targeted sales infrastructure. We may in the future pursue commercialization partnerships for certain product candidates and/or markets outside the United States.

•

Selectively enter into strategic partnerships to maximize the value of our product engine and pipeline. Given the breadth of opportunities for our proprietary product engine to discover drug targets and develop product candidates for genetically defined diseases, we may enter into strategic partnerships for certain drug targets, product candidates or disease areas, such as our collaboration and license agreement with Acceleron. Partnerships may provide an attractive avenue for expanding the impact of our proprietary product engine.

Gene Regulation

The human genome provides the blueprint, or genetic code, for life. The sequencing of the human genome has enabled significant insights into understanding the genetic underpinnings of many diseases. Genes are the fundamental units of biology, but the gene itself is rather static. The identity and function of each cell is determined by a specific set of factors that activate or repress mechanisms that regulate genes in the desired manner. There are many mechanisms that control the human genome by up or down regulating gene expression, and these regulatory mechanisms are controlled by various pathways and signals. Defects in a gene or any of these regulatory mechanisms can result in aberrant expression or silencing of a gene that may lead to disease.

The graphic below illustrates the key steps in the gene expression process in cells and how they are under the control of a variety of regulatory signals and pathways.

Our Opportunity

We have the ability to develop, scale and characterize complex cellular models of human disorders of gene mis-regulation. Our current drug target identification and development efforts are focused on rare neuromuscular disorders, hemoglobinopathies and CNS diseases. We also anticipate utilizing our product engine to discover drug targets for genetically defined diseases in other therapeutic areas. Our target identification and validation process provides a systematic way to approach the identification of unique drug targets that, when activated or inhibited, may increase or decrease gene expression in genetically defined diseases with the aim of restoring a healthy or functional phenotype. Our product engine is designed to be agnostic to cell type, pathway and therapeutic modality. While our drug target selection process is guided by our strategy to advance small molecule therapeutics that treat the root cause of disease into clinical development, we also may identify drug targets that might be addressable by other treatment modalities, such as antisense oligonucleotides, or ASOs, small interfering RNAs, or siRNAs, or antibodies.

We are continuing to expand our proprietary database, FulcrumSeek, which is designed to facilitate the process by which we assess diseases and generate drug target hypotheses through our computational biology expertise. We screen our proprietary small molecule library and customized CRISPR libraries across healthy and diseased human cells, such as skeletal muscle cells, cardiac muscle cells, brain cells and blood cells. Our FulcrumSeek database is designed to provide a unique understanding into gene regulatory and signaling pathways that may be relevant for the activation of repression of a particular gene associated with the disease of interest. To achieve this, we profile many features that are impacted when a cell of interest is treated with a perturbagen, such as a small molecule probe or CRISPR guide. These features include a comprehensive assessment of transcripts that are modulated (quantified by RNA sequencing, or RNAseq) and cellular processes that are measured by imaging techniques. We expect that the data from these screens will allow us to develop a broader understanding of biology that may be relevant in disease. With the completion of each additional screening, FulcrumSeek increases in size, and our insights and knowledge are further expanded. Moreover, with the initiation of the collaboration with Acceleron, we are further demonstrating the scope of our disease modeling and target identification capabilities with the expansion into a pulmonary disease.

According to the NIH there are approximately 7,000 rare, genetically defined human diseases, many of which have inadequate or no approved treatments. We believe that our approach to selecting and modeling certain of these human diseases with patient-derived tissue-relevant cells, followed by mining our FulcrumSeek database or screening with our proprietary small molecule library and customized CRISPR libraries, could be broadly applied to the identification of drug targets that have the potential to balance the expression of many genes known to drive or ameliorate disease.

Our Approach

The ability to intervene in gene regulatory pathways that control gene expression provides the basis of our product engine. Our approach is to broadly search for mechanisms that can change gene expression in the desired manner. These drug targets may be intracellular targets or extracellular targets that affect a signaling pathway. Key considerations we use to determine which genetically defined diseases are suitable to evaluate in drug target identification activities include:

•	Unmet medical need and market opportunity: we consider the severity of disease, the number of patients who could be treated and the competitive landscape.
•	Clear mechanistic link between a root cause genetic defect and disease: we evaluate whether there is genetic validation of the gene’s role in disease and the effect of gene modulation on disease.
•	Drug discovery execution: we consider whether relevant patient-derived tissue-specific cell models and assays are available or whether we can develop such models using our expertise.
•

Clinical feasibility: we evaluate potential biomarker and clinical endpoints, whether there is a meaningful treatment window and whether there is an accessible patient population to undertake clinical trials in a reasonable time frame.

Our product engine is designed to enable us to address diseases in which genes are mis-expressed, silenced or result in mutated gene products, such as RNA or protein, due to an underlying genetic defect. There are varied approaches to treating disease by balancing gene expression including reducing the expression of a gene that causes disease (e.g., DUX4 in FSHD), increasing the expression of an under-expressed gene (e.g., FXN in Friedreich ataxia) or expressing a compensatory gene (e.g., HBG1/2 in SCD and ß-thalassemia). Our preclinical modeling of the relevant tissue is critical for success, and we believe this is best achieved using human cell systems derived from patients with the disease. We primarily seek to identify drug targets that may balance gene expression in these human cell systems and that are amenable to drugging using a small molecule. In addition to drug targets that we prioritize for internal development, we may identify other drug targets that we would consider for development through partnerships.

Overview of Our Product Engine

Our product engine is a high-throughput discovery platform that we designed to identify and validate drug targets that balance the expression of the genes known to drive or ameliorate disease. We employ a systematic methodology that starts with selecting genetically defined diseases with a known root cause. We obtain patient-derived tissue-relevant cell lines or other relevant human cell lines. We then differentiate these cell lines into those most relevant for the disease pathology, including skeletal muscle myotubes, cardiomyocytes, neurons and RBCs, which we then scale up, characterize and prepare for screening. We also generate methods to quantify the desired modulation of expression of the gene of interest in these cell lines. We apply our annotated small molecule compound library and customized CRISPR libraries to the cells to assess for the desired modulation. We have continued to build our capabilities to maximally profile changes in transcription that occur when relevant cells are treated with small molecules or genetic reagents. In addition to profiling a specific gene of interest, we can evaluate multiple genes of potential interest through multiplexed transcriptome profiling. FulcrumSeek is a further expansion of this concept, where thousands of transcripts can be measured, and additional features of cellular health and function can be assessed using high-throughput imaging techniques. Our screening approach, coupled with data mining of FulcrumSeek, is the basis of our target identification strategy. We confirm drug target hits with multiple modalities and undertake further validation in several patient-derived tissue-relevant cell lines. Additional studies in these cell models are conducted to understand how the modulation of the gene of interest affects cellular function. We employ computational biology using our FulcrumSeek database and other databases to guide drug target selection and generate hypotheses on other drug targets that might be related along a gene regulatory pathway.

To further optimize and increase productivity of our product engine, we have continued to invest in customized lab automation and applied technologies. We believe that these investments have increased assay throughput and robustness and have expanded the breadth of biological parameters we can effectively measure in our assay systems. We believe that we have built a robust product engine to conduct drug target screening at scale in physiologically-relevant assay systems.

We designed our discovery and development model to recapitulate this systematic approach of applying our product engine to each new disease that we evaluate with the goal of providing disease-modifying therapies to patients. The following graphic presents an overview of our drug target identification process.

Patient-Derived Tissue-Relevant Cell Models

Accurate modeling of human disease is critical for drug discovery endeavors, and we have the ability to model disease and identify drug targets that modulate gene expression in patient-derived, differentiated cells. These cells provide the appropriate context in which to understand signaling pathways that affect human gene expression and function, and have the potential to increase the translatability from preclinical studies to clinical trials. Prior to initiating screening activities, we characterize and expand the cells. We also create a cell line where the genetic defect associated with the disease has been corrected, or use a cell line from a healthy individual, in order to compare the gene regulation between diseased and normal cells. If the degree of gene activation or repression required to have a functional benefit is not known, we will undertake physiological characterization of these cell lines in order to define what threshold of gene regulation is functionally relevant.

Our process to characterize patient-derived cell models, produce cells at scale and develop suitable screens to identify drug targets typically takes between six and nine months. Depending on the disease, we may design the screen to measure effects on RNA and/or protein.

Drug Target Identification

We employ three approaches to identify drug targets that can potentially modulate gene expression to treat genetically defined diseases at the root cause—two lab-based library screening approaches as well as computational biology using our FulcrumSeek database and other databases. We then evaluate possible drug targets identified from these efforts with the goal to advance programs into lead optimization.

Small Molecule Probe Library Screening

Our small molecule probe library is annotated, which means it consists of known, well-characterized molecules that interact with biochemical mechanisms and that have cellular activity. The purpose of our small molecule probe library is to identify and interrogate mechanisms that regulate the expression of genes of interest. We designed our library with the intent to optimize biological diversity, in contrast with other small molecule screening approaches that optimize chemical diversity. The library was developed by our medicinal chemists who reviewed primary and patent literature to identify probe molecules that interact with known biochemical targets. They selected chemical probes based on their cellular activity, potency and selectivity. In order to expand our library beyond commercially-available small molecules, we undertook a custom synthesis campaign to generate compounds that were not available from commercial sources. Our library currently includes more than 4,000 small molecules relating to approximately 2,000 biochemical targets covering a wide breadth of pharmacology, including chromatin modifiers, transcription regulation and RNA processing, kinases and metabolic enzymes. Our library will continue to expand as we identify and acquire new mechanistic probes.

CRISPR Screening

We may also use a customized CRISPR library screening, which is an approach to interrogate the genome by selectively knocking out, reducing or increasing gene expression, for target identification. We have chosen to use CRISPR libraries as complementary or additional screening tools for drug target identification alongside our small molecule screening approach. We use both an array-based CRISPR library and our pooled, custom-designed CRISPR library. Pooled CRISPR screening is an approach to target identification in which we combine cells and reagents in a single tube to simplify the experimental procedures. Pooled CRISPR screening is not suitable for all cell types, and we use array-based CRISPR screening where appropriate. Specific targets that modulate the gene of interest can be identified via CRISPR library screening, and these targets can then be validated for our drug discovery endeavors. If small molecules that interact with these targets are identified from the literature, they are then obtained for further pharmacological validation. If no known chemical matter is available, we may establish a screen to identify chemical matter that interacts with the drug target. This chemical matter would serve as a starting point for medicinal chemistry work. Alternatively, we may seek partnerships for development using other modalities.

FulcrumSeek and Computational Biology

FulcrumSeek is our proprietary database containing profiles of the effect of perturbagens, or disruptions to cellular processes, on disease-relevant, human derived cell systems. The features captured in this database consist of measures of gene regulation on thousands of genes, and other important assessments of cellular function and health. The primary role of FulcrumSeek and our computational biology capabilities is to generate drug target and biomarker hypotheses using externally generated patient data and internal screening data. We can use FulcrumSeek to aid in the selection of diseases that we may want to consider for a discovery program. Our database and analysis can provide information as to which genes are modulated by our perturbagens and which genes may be difficult to modulate. This information is then integrated into our decision-making process for disease selection. Using FulcrumSeek, our approach is to leverage our network biology capabilities and expertise to determine how pathways interact with each other in a cell, to develop a network map of regulatory interactions that control gene expression and cellular function and propose targets that potentially could be pursued to address the root cause of diseases of interest. In each case, we explore these hypotheses through biological experimentation designed to validate predicted drug targets and biomarkers. We use confirmatory studies to aid in the refinement of our computational models in an iterative manner.

Drug Target Validation

Our initial focus on drug target validation is to establish a robust link between the drug target that we identified through our screening approaches and modulation of the expression of the root cause gene of interest. Our validation work seeks to evaluate identified drug targets in a manner that allows us to prioritize targets where we may be able to deliver safe and effective therapies to patients. We conduct our validation tests using a diverse set of pharmacological tools and multiple genetic reagents to profile their effect on orthogonal read-outs of gene expression (RNA and protein) and the subsequent effects on physiological function.

The important elements of our systematic approach to drug target validation include:

•

Evaluation of different treatment modalities to interact with the drug target: we evaluate whether small molecules and genomic modulation approaches similarly affect expression of the gene of interest.

•	Efficacy: we attempt to establish a link between the identified drug target and the level of the expression of the gene of interest.
•

Safety: we evaluate whether modulation of the target and the resulting changes in gene expression cause undesired effects, including an assessment of cell health markers to ensure there is minimal cellular toxicity.

•

Profiling cell lines from multiple patients: we analyze the modulation of the drug target to determine whether the original cell line used to screen targets is representative of disease in other patients.

•	Verification: we conduct studies designed to ensure that the modulation of the drug target and the resulting change in gene expression leads to a desired functional effect.
•	Prioritization: we prioritize drug targets based on our assessment of our ability to deliver a candidate for clinical development based on that target.

Development Candidate Discovery and Characterization

Following target identification and target validation, we initiate medicinal chemistry and drug discovery activities to advance a development candidate that is suitable for testing in clinical trials. This work optimizes characteristics that are important for an orally available small molecule, including potency, selectivity, pharmacokinetic, or PK, and safety parameters. There is an opportunity to bypass or considerably accelerate discovery and characterization activities if we identify and validate an attractive drug target that has been pursued previously by others in different indications. For example, available chemical matter and support from the scientific literature regarding p38α/ß enabled us to rapidly identify our product candidate for the treatment of FSHD.

A key element of our preclinical compound profiling approach is to investigate a development candidate across many patient-derived tissue-relevant cells. We choose these cells based on our assessment of the patient heterogeneity that may be encountered in clinical trials. The purpose of this analysis is to enable us to understand if the activity of the molecule differs among cells with different genetic subtypes, or if a patient stratification strategy is appropriate for clinical trials.

Many genetically defined diseases are not well modeled with animal models because such models do not have appropriate predictive validity. In these cases, we seek to develop an engraftment model where patient-derived human cells are engrafted into the relevant tissue of a host, immunodeficient mouse to produce a chimeric mouse. We may use these chimeric mice to assess gene regulation in the engrafted human cells, and for the efficient development of PK-pharmacodynamic, or PK/PD, relationships that will be the basis of therapeutic index calculations and human dose projections.

Advantages of a Small Molecule Approach

We believe that our approach to the treatment of genetically defined diseases using orally available, small molecule therapeutics may offer significant advantages over other treatment modalities due to:

•

Biodistribution: small molecules can achieve broad distribution in the body. The ability to access tissues broadly is particularly relevant in neuromuscular disorders where multiple muscles are affected by disease, or in CNS diseases where brain permeability may be limited with other treatment modalities.

•	Tolerability: small molecules have a limited risk of immunogenicity and lack procedural risk relative to administering other treatment modalities, such as ASOs and gene therapies.
•

Manufacturing and quality: the production and quality control of drug supplies for clinical development are well understood. Specialized facilities are generally not required, and many vendors offer services for manufacturing. We believe small molecule manufacturing may provide cost advantages relative to other modalities.

•

Patient access: small molecule, oral medicines can be administered by the patient and do not require complicated in-patient procedures that are sometimes only available in a limited number of treatment centers.

Our Lead Product Candidates

We have used our proprietary product engine and screening efforts to identify drug targets for our lead product candidates. We in-licensed our first product candidate, losmapimod, after we discovered that it could reduce aberrant expression of the DUX4 gene, which is the known root cause of FSHD. We initiated a randomized, double-blind placebo-controlled multicenter international Phase 2b clinical trial, or ReDUX4, and a Phase 2 open label clinical trial in August 2019. We designed our second product candidate, FTX-6058, to upregulate fetal hemoglobin, which we believe would compensate for abnormal hemoglobin in SCD and certain types of ß-thalassemia. We aim to submit an IND for FTX-6058 in the second half of 2020. The following chart summarizes key information about our lead product candidates.

Our Product Candidate for Facioscapulohumeral Muscular Dystrophy

Overview of Facioscapulohumeral Muscular Dystrophy

Facioscapulohumeral muscular dystrophy is a rare, progressive and disabling disease for which there are no approved treatments. FSHD is one of the most common forms of muscular dystrophy and affects both sexes equally, with onset typically in teens and young adults. FSHD is characterized by progressive skeletal muscle loss that initially causes weakness in muscles in the face, shoulders, arms and trunk and progresses to weakness in muscles in lower extremities and the pelvic girdle. Skeletal muscle weakness results in significant physical limitations, including progressive loss of facial muscles that can cause an inability to smile or communicate, difficulty using arms for activities of daily living and difficulty getting out of bed, with many patients ultimately becoming dependent upon the use of a wheelchair for daily mobility activities. The majority of patients with FSHD also report experiencing chronic pain, anxiety and depression. The diagnosis and treatment of patients with FSHD is typically performed by neurologists.

The FSH Society estimated that the prevalence of FSHD in the United States is approximately 1 in 20,000 people. A recent study conducted in the Netherlands reported a more frequent prevalence of 1 in 8,333. Based on these estimates and a U.S. population of 320 million, we estimate that the patient population is between 16,000 to 38,000 in the United States. We believe that there may be additional patients who are not formally diagnosed due to a perceived difficulty of obtaining a diagnosis and the fact that there are no approved treatments. Approximately two-thirds of cases are familial-inherited in an autosomal dominant fashion and one-third of cases are sporadic. FSHD affects all ethnic groups with similar incidence and prevalence.

FSHD Biology

FSHD is caused by aberrant expression of DUX4 in skeletal muscle resulting in the inappropriate presence of DUX4 protein, a transcription factor causing the expression of other genes. Normally DUX4-driven gene expression is limited to early embryonic development, after which time the DUX4 gene is silenced. In patients with FSHD, aberrant production of DUX4 protein in skeletal muscle regulates other genes encoding proteins, some of which are toxic to the muscle. Aberrant DUX4-driven gene expression is the major molecular signature that distinguishes muscle tissue affected by FSHD from healthy muscle. The result of aberrant DUX4 expression in FSHD is death of muscle and its replacement by fat, resulting in skeletal muscle weakness and progressive disability. We believe that reducing expression of the DUX4 gene and its downstream transcriptional program could provide a disease-modifying therapeutic approach for the treatment of FSHD at its root cause. Published preclinical and human data, in addition to in vitro experiments that we have conducted, suggest that any reduction in DUX4 expression may be beneficial for patients. In preclinical studies, we have demonstrated that there is a direct relationship between muscle cell death (apoptosis) and the level of DUX4 expression, and a reduction in DUX4 leads to a concomitant decrease in apoptosis. As illustrated in the graphic below, in animal models where expression of DUX4 in skeletal muscle is induced, a corresponding loss of function is observed with increasing levels of DUX4 expression. In these animal models where low levels of DUX4 are expressed, the animals performed similarly to healthy animals in a mobility assessment, suggesting that complete DUX4 reduction is not required for a functional benefit. Data from human muscle biopsies likewise indicated that increased DUX4 activity is related to worsening muscle pathology.

In all patients with FSHD, the DUX4 gene is unsilenced, or de-repressed, as a result of one of two different types of genetic alterations, leading to FSHD1 or FSHD2. Approximately 95% of patients have FSHD1 and approximately 5% of patients have FSHD2. FSHD1 is caused by the contraction of an array of DNA, known as a D4Z4 repeat, from greater than ten repeat units to nine or fewer units. This contraction causes de-repression of DUX4. Patients with FSHD2 do not have meaningful D4Z4 repeat contraction, but have mutations in a regulatory gene, known as the SMCHD1 gene, that normally contributes to the repression of the DUX4 gene via DNA methylation.

The figure below illustrates how genetic mutations in the D4Z4 repeat array (FSHD1) or the SMCHD1 gene (FSHD2) result in aberrant expression of DUX4 in skeletal muscle.

Our Product Engine Identified the Drug Target for FSHD

We utilized patient-derived FSHD1 muscle cells, known as myotubes, and screened them with our small molecule probe library to identify drug targets that reduced DUX4 expression. We identified several potential drug targets, however the modulation of the majority of the targets adversely affected the health or differentiation of muscle cells. One drug target that we identified from our screening efforts for which we did not observe adverse cell health issues was p38α/ß, which had been studied extensively in other diseases, but had not been reported to be linked to DUX4 expression or FSHD until we conducted our screening efforts. We evaluated multiple small molecule p38α/ß inhibitors and observed a consistent reduction of both DUX4 expression and DUX4-driven gene transcripts with each p38α/ß inhibitor. We conducted further validation experiments to confirm that inhibition of p38α using genetic approaches such as siRNA and CRISPR single-guide RNAs, also led to a reduction in DUX4 expression. Additionally, researchers from Saint Louis University independently published the results of a study which concluded that inhibitors of p38α/ß, including losmapimod, suppressed DUX4 expression in cellular and animal FSHD models.

Losmapimod

After identifying p38α/ß as a potential drug target, we evaluated multiple small molecule inhibitors of p38α/ß. Each of these inhibitors had previously been evaluated in clinical trials for the treatment of various diseases but never in muscle disorders. As a result of our evaluation and relative to other p38α/ß inhibitors, we identified losmapimod as the preferred development candidate based on substantial and attractive preclinical and clinical data regarding safety, PK and target inhibition, and its advanced stage of development. Losmapimod was originally evaluated by GSK in nearly 3,500 subjects in clinical trials across multiple indications and in multiple countries. GSK did not evaluate losmapimod in FSHD or in any other muscle disorder. Although GSK did not pursue regulatory approval in the indications evaluated, losmapimod demonstrated an attractive PK, PD, safety and tolerability profile, including in chronic dosing.

As shown in the figure on the left below, we observed in preclinical studies using losmapimod that inhibition of the p38α/ß pathway reduced DUX4 expression and downstream gene expression, as measured by the mRNA transcribed by MBD3L2, a gene that is only expressed following DUX4 activation. In the study, we demonstrated that MBD3L2 was representative of broader DUX4-driven gene expression changes in myotubes. We assessed the ability of losmapimod to inhibit p38α/ß by measuring the effect on the phosphorylation of a downstream protein called heat shock protein 27, or HSP27. The level of phosphorylation of HSP27 has been used in previous clinical trials, including by GSK, as a biomarker to measure the degree of p38α/ß inhibition. As shown in the figure on the right below, we also observed reduced cell death, or apoptosis, in FSHD myotubes, as measured by active caspase-3. We used active caspase-3 to quantify cell death because it is a protein that has been shown to be an important regulator of the apoptosis pathway in myotubes.

Losmapimod reduced DUX4 protein levels and DUX4-driven gene expression	Losmapimod reduced apoptosis in FSHD myotubes

The dotted lines in each graphic above indicate the Cmin (left) and Cmax (right) observed in a clinical trial conducted by GSK that used a 15 mg twice per day dose of losmapimod. Cmin represents the minimum concentration in plasma prior to administration of a subsequent dose and Cmax represents the highest concentration in plasma after administration of a dose.

After identifying losmapimod, we in-licensed the molecule from GSK because we believed that its safety and pharmacology history would significantly expedite our development plan and enhance our future regulatory submissions. In February 2019, we obtained an exclusive worldwide license from GSK to the losmapimod patents and preclinical and clinical data for all indications, subject to certain conditions. This license includes a letter of reference for the U.S. Food and Drug Administration, or FDA, providing us the right to reference all the previous INDs that had been filed by GSK for losmapimod, as well as a license to their losmapimod data, including the original preclinical study and clinical trial reports. We also received active pharmaceutical ingredient, or API, and losmapimod tablets that had been manufactured by GSK. We are using the API and tablets to support our clinical development of losmapimod in FSHD, including our ongoing Phase 2 clinical trials. We utilized the GSK data and our preclinical data to submit an IND in the United States and CTAs in Europe and Canada at various dates during 2019, which enabled us to advance our clinical development plan for losmapimod in FSHD, including initiating our randomized, double-blind placebo-controlled multicenter international Phase 2b clinical trial, or ReDUX4, and a single center Phase 2 open label trial in August 2019. The IND was accepted by the FDA in June 2019. The Phase 2b clinical trial completed enrollment in February 2020.

Preclinical Development

We conducted several preclinical studies designed to evaluate the ability of losmapimod to reduce DUX4-driven gene expression. In a preclinical study of losmapimod, we treated myotubes from primary cell lines of eight FSHD1 and three FSHD2 patients for four days with different concentrations of losmapimod or vehicle as a negative control. To model the effect of losmapimod treatment on DUX4-driven gene expression across diverse disease-causing genotypes, we measured MBD3L2 transcript levels relative to the transcript levels of POLR2A, a gene whose expression is not regulated by DUX4 protein. We observed that clinically achievable concentrations of losmapimod (30 to 100 nM) decreased DUX4-driven expression by 50% to 65%, as measured by quantitative polymerase chain reaction amplification of the MBD3L2 transcripts. The observed treatment effect was similar in all cells tested regardless of genotype. We believe that this data suggests that losmapimod has the potential to treat FSHD patients across all genotypes.

The graphic below shows the least square mean estimates for DUX4-driven gene expression from 11 FSHD primary cells and healthy cells treated with losmapimod presented as mean and 95% confidence intervals, which demonstrates that losmapimod reduced DUX4-driven gene expression, as measured by MBD3L2 and POLR2A transcript levels in a concentration-dependent manner.

Reduction of DUX4-driven gene expression at increasing concentrations of losmapimod

In our preclinical studies, we have also observed that treatment of FSHD patient-derived myotubes with losmapimod is highly specific for DUX4-driven gene expression. We conducted a study in which we measured the FSHD gene expression signature and observed a minimal impact on myogenesis when healthy human myotubes were treated with losmapimod. We treated FSHD cells with losmapimod for five days and a subsequent RNA-seq analysis revealed that only 89 transcripts (0.45%) out of approximately 20,000 protein coding genes were differentially expressed more than four-fold. Of these 89 differentially expressed transcripts, 90% were transcripts directly regulated by DUX4. We believe that this is strong evidence that the effects of losmapimod in affected skeletal muscle are highly specific for the treatment of the root cause of FSHD. Importantly, we did not observe changes in levels of myogenin, a transcriptional activator that promotes transcription of muscle-specific genes and plays a role in muscle differentiation, cell cycle exit and muscle atrophy, and observed minimal impact on other myogenic factors during myoblast differentiation into myotubes.

GSK observed concentrations of losmapimod in human plasma of 28.4 ng/mL to 74.1 ng/mL with an average of 50.5 ng/mL at a 15 mg twice per day dose in its clinical trials. In preclinical studies in animal models, we observed that losmapimod reached muscle tissue and engaged the p38α/ß target in the muscle tissue. As shown below, we detected similar concentrations of losmapimod in rat plasma and muscle, and significant target engagement is observed at concentrations that we expect to achieve in clinical trials using a 15 mg twice per day dose.

p38α/ß target engagement over time

We obtained further evidence that losmapimod distributed to muscle from a preclinical study in which GSK profiled distribution of losmapimod to all tissues in rats. Our review of this data similarly confirmed that muscles were well exposed to losmapimod.

Clinical Development Overview

We began dosing in a Phase 1 clinical trial of losmapimod in healthy volunteers and patients with FSHD in Europe in February 2019 following the filing of a CTA in December 2018. We completed dosing in this trial in September 2019. In August 2019, we initiated a randomized, double-blind placebo-controlled multicenter international Phase 2b clinical trial, ReDUX4, with 80 patients with FSHD to investigate whether oral administration of 15 mg of losmapimod twice per day reduces expression of DUX4-driven genes in affected skeletal muscle. In August 2019, we also initiated a single center open label Phase 2 clinical trial in up to 16 patients with FSHD to investigate the safety and tolerability of 15 mg losmapimod twice per day for chronic use and to evaluate the ability of losmapimod to reduce expression of DUX4-driven genes in affected skeletal muscle over varying durations of treatment. In addition, in February 2020 we initiated an open label extension of the ReDUX4 trial to enable patients in our ongoing Phase 2b clinical trial who are treated with losmapimod to continue receiving treatment after the 24-week treatment period and to enable patients given placebo in our Phase 2b clinical trial to be treated with losmapimod.

We believe that a 15 mg twice per day dose of losmapimod is an appropriate dose for the treatment of patients with FSHD based on previous clinical data and p38α/ß target engagement data generated by GSK and p38α/ß target engagement data from our preclinical studies. Initial results of PK in blood and losmapimod concentrations in skeletal muscle and target engagement in blood from the Phase 1 clinical trial in FSHD patients support the selection of the 15 mg twice per day dose of losmapimod for the ongoing Phase 2 clinical trials.

We submitted a CTA in Europe for the open label Phase 2 clinical trial in April 2019 and submitted CTAs in Europe and Canada for the Phase 2b clinical trial at various dates during 2019. The FDA accepted the IND in June 2019, and each of the CTAs have been accepted.

We are also conducting or have completed, several preparatory non-drug studies to assess biomarker endpoints and clinical outcome assessments. In addition, we are participating in a natural history study that plans to follow 160 subjects with FSHD in the United States and 60 subjects in Europe over 18 months. Planned enrollment in this study was completed in December 2019. We expect to utilize the data generated from our non-drug studies and the natural history study to inform discussions with regulatory agencies and future clinical trial design.

We believe that the safety data from GSK’s prior losmapimod clinical trials, together with safety and efficacy data from our Phase 1 and ongoing Phase 2 clinical trials, may enable us to apply for accelerated approval. We believe a treatment for FSHD may be eligible for accelerated approval because FSHD is a rare, slowly progressive and disabling disease with no approved treatments. We plan to discuss accelerated approval with regulatory agencies if we observe positive results in our Phase 2b clinical trial based on biomarker endpoints that we believe are likely to predict clinical benefit.

In January 2020, the FDA granted orphan drug designation to losmapimod for the treatment of FSHD. We submitted an application for orphan drug designation for FSHD in Europe in November 2019.

Prior Clinical Development of Losmapimod by GSK

GSK conducted multiple Phase 1 and Phase 2 clinical trials and one Phase 3 clinical trial of losmapimod, including in patients with chronic obstructive pulmonary disease, or COPD, acute coronary syndrome and other cardiovascular diseases, neuropathic pain, major depression disorder, focal segmental glomerulosclerosis, and rheumatoid arthritis. Nearly 3,500 subjects in 24 trials were given losmapimod with single doses as high as 60 mg and repeated oral doses as high as 15 mg twice per day for up to 52 weeks. We plan to use a dose of 15 mg twice per day in our clinical trials of losmapimod in FSHD. GSK did not conduct a clinical trial of losmapimod in patients with FSHD or any other muscle disorder.

In clinical trials of losmapimod conducted by GSK, no significant differences were observed in the frequency of adverse events, or AEs, in subjects given losmapimod and subjects given placebo. GSK generally observed a similar frequency of serious adverse events, or SAEs, and deaths between patients given losmapimod and patients given placebo. These trials included extensive evaluation of the cardiovascular risk profile of losmapimod, including completion of an evaluation of the potential to prolong corrected QT. GSK reported that there was no clinically relevant difference with regard to the occurrence of electrocardiogram abnormalities post-baseline or vital signs with losmapimod as compared to placebo. GSK did not identify a safety signal attributed to losmapimod in any of these trials. There were no SAEs reported in 14 of these 24 clinical trials of losmapimod.

The table below presents safety data from the largest placebo-controlled clinical trial of losmapimod, which was a Phase 3 clinical trial for the treatment of acute coronary syndrome following a heart attack, in which over 1,700 patients were given 7.5 mg of losmapimod or placebo twice per day for 12 weeks and were followed for an additional 12 weeks. In this trial, GSK observed a similar proportion of AEs in the placebo group as compared to the losmapimod group. The data in the table below presents the SAEs reported by more than 0.5% of patients in any group in the trial through 24 weeks.

Safety data from GSK’s Phase 3 clinical trial of losmapimod in patients with acute coronary syndrome
	Placebo	Losmapimod
	N = 1,752	N = 1,724
	n (%)	n (%)
Any SAE	323 (18.4)	363 (21.1)
Cardiac disorders	114 (6.5)	138 (8.0)
Infections and infestations	54 (3.1)	55 (3.2)
Respiratory, thoracic and mediastinal disorders	24 (1.4)	41 (2.4)
General disorders and administration site conditions	35 (2.0)	26 (1.5)
Renal and urinary disorders	18 (1.0)	31 (1.8)
Investigations	28 (1.6)	18 (1.0)
Musculoskeletal and connective tissue disorders	14 (0.8)	25 (1.5)

There were also ten fatal SAEs in the placebo group and 13 fatal SAEs in the losmapimod group. In the placebo group, the fatal SAEs were infections and infestations (two), general disorders and administrative site conditions (two), respiratory, thoracic and mediastinal disorders (three), cardiac disorder (one), gastrointestinal disorder (one) and neoplasm (one). In the losmapimod group, the fatal SAEs were infections and infestations (four), general disorders and administrative site conditions (three), respiratory, thoracic and mediastinal disorders (two), cardiac disorder (one), injury poisoning and procedural complications (one), gastrointestinal disorder (one) and neoplasm (one).

The following table presents SAEs reported during treatment from a total of 11 Phase 1 and Phase 2 placebo-controlled clinical trials of losmapimod with repeat dosing for which GSK reported integrated data. The 11 trials presented include three of the 14 trials in which no SAEs were reported.

Safety data from 11 clinical trials of losmapimod conducted by GSK
	Placebo	Losmapimod
	N = 735	N = 1,327
	n (%)	n (%)
Any SAE	47 (6)	120 (9)
Cardiac disorders	17 (2)	41 (3)
Respiratory, thoracic and mediastinal disorders	11 (1)	26 (2)
Infections and infestations	7 (<1)	14 (1)
General disorders and administrative site conditions	7 (<1)	13 (<1)
Nervous system disorders	5 (<1)	10 (<1)
Injury, poisoning and procedural complications	1 (<1)	11 (<1)
Gastrointestinal disorders	1 (<1)	7 (<1)
Vascular disorders	1 (<1)	5 (<1)
Renal and urinary disorders	2 (<1)	4 (<1)
Musculoskeletal and connective tissue disorders	2 (<1)	4 (<1)
Skin and subcutaneous tissue disorders	2 (<1)	4 (<1)
Hepatobiliary disorders	0	4 (<1)
Psychiatric disorders	2 (<1)	3 (<1)
Neoplasms (benign, malignant and unspecified)	1 (<1)	3 (<1)
Blood and lymphatic system disorders	0	1 (<1)
Immune system disorders	0	1 (<1)
Metabolism and nutrition disorders	0	1 (<1)

This table includes safety data from the second largest clinical trial of losmapimod, which was a placebo-controlled Phase 2 clinical trial of losmapimod in patients with COPD, in which 602 adult patients were given 2.5 mg, 7.5 mg or 15 mg of losmapimod or placebo twice per day for 24 weeks and were followed for an additional week. In this trial, GSK observed a similar proportion of AEs in the placebo group as compared to the losmapimod group. Additionally, in this trial there were three fatal SAEs in the placebo group due to severe exacerbation of COPD, acute myocardial infarction and pulmonary embolism, one fatal SAE in the losmapimod 7.5 mg group due to acute myocardial infarction and associated pulmonary edema and two fatal SAEs in the 15 mg group due to respiratory failure and bilateral purulent pleuritis and mediastinitis. The most common SAE observed in the trial was exacerbation of COPD, which was experienced by eight subjects in the placebo group, six subjects in the losmapimod 2.5 mg group, two subjects in the losmapimod 7.5 mg group and three subjects in the losmapimod 15 mg group. Other SAEs in the placebo group included a liver event, eczema, leukoplakia, sinobronchitis and anxiety. Other SAEs in the losmapimod groups included two subjects with liver events, one subject with eczema and leukoplakia, one subject with pyrexia and one subject with pemphigoid.

In addition to the trials and data summarized above, GSK also conducted a placebo-controlled Phase 2 clinical trial in which 184 adult patients with frequently exacerbating COPD were given 15 mg of losmapimod or placebo twice per day for up to 52 weeks. In this trial, the proportion of subjects with AEs and SAEs was higher in the losmapimod group than in the placebo group; there was one fatal SAE in the placebo group and three fatal SAEs in the losmapimod group, none of which was considered related to losmapimod. The data in the table below presents the SAEs reported in the trial.

Safety data from GSK’s Phase 2 clinical trial of losmapimod in patients with COPD
	Placebo	Losmapimod
	N = 94	N = 90
	n (%)	n (%)
Any SAE	8 (9%)	18 (20%)
Respiratory, thoracic and mediastinal disorders	2 (2)	7 (8)
Cardiac disorders	3 (3)	4 (4)
Infections and infestations	1 (1)	6 (7)
Injury, poisoning and procedural complications	1 (1)	2 (2)
Neoplasms (benign, malignant and unspecified)	2 (2)	1 (1)

In addition to the 24 trials conducted by GSK, another sponsor conducted a placebo-controlled Phase 2 clinical trial of losmapimod in which 73 subjects with COPD with cardiovascular manifestations were given 7.5 mg of losmapimod or placebo for 16 weeks. There were 36 subjects in the losmapimod group and 37 in the placebo group. In this trial, there were a total of six (17%) SAEs in the losmapimod group, consisting of exacerbations of COPD and pneumonia, and there was one (3%) SAE in the placebo group.

In prior studies, GSK observed that the p38α/ß target inhibition in humans was approximately 10%, 30% and 50% at trough and 40%, 60% and 70% at peak following twice per day doses of 2.5 mg, 7.5 mg and 15 mg, respectively. In addition, based on in vitro data from our studies in FSHD myotubes with losmapimod, we believe that the muscle exposures that we have achieved in rodents, which are similar to concentrations in human blood from the 15 mg twice per day dose, will result in robust p38α/ß target engagement and will reduce DUX4-driven gene expression in FSHD skeletal muscle by more than 50%. We believe that this data supports our determination that 15 mg of losmapimod twice per day is an appropriate dose for the treatment of patients with FSHD.

Our Clinical Development Strategy

Preparatory Studies

There are currently two ongoing and two completed preparatory studies designed to inform molecular biomarker and clinical development efficacy endpoints for planned clinical trials of losmapimod in patients with FSHD.

Study	Subjects (Planned, for ongoing studies)	Description / Endpoints	Status
Biomarker Preparatory Study (Fulcrum SRA 002-2018)	17	DUX4-driven gene expression in skeletal muscle and whole-body skeletal muscle MRI	Completed

Optimized Time Up and Go Test Preparatory Study (Fulcrum SRA 003-2018)	22	Optimized time up and go test for FSHD, or FSHD-TUG	Ongoing

Direct Patient Input (Fulcrum SRA 004-2018)	79	Direct patient input into the Phase 2b clinical trial	Completed

ReSOLVE Natural History Study (NIH) and Reachable Work Space (Fulcrum SRA 003-2017)	160	Natural history study Reachable work space	Ongoing

EU Natural History Study and Reachable Work Space (SRA 003-2017)	60	Natural history study Reachable work space	Ongoing

Biomarker Preparatory Study (Fulcrum SRA 002-2018)

We designed this preparatory study to investigate, inform and optimize the DUX4-driven gene expression and MRI efficacy biomarker endpoints that we intend to use in clinical trials of losmapimod. We enrolled and evaluated 17 subjects at seven clinical sites. We completed enrollment in May 2019, and are we analyzing the data to inform our ongoing Phase 2 trials of losmapimod for the treatment of FSHD.

This preparatory study is designed to measure aberrant DUX4-driven gene expression in affected skeletal muscle via a subset of DUX4-driven gene transcripts in order to develop a molecular muscle endpoint designed to track the root cause of disease. We are using MRI to inform affected leg muscles selected for biopsy. We believe that the DUX4-driven gene transcript measurement could be a primary endpoint in a clinical trial to support accelerated approval of losmapimod for FSHD. We are also using whole-body MRI scans one to three months apart to evaluate changes in skeletal muscle health (lean muscle tissue volume and muscle tissue infiltration and replacement by fat).

The subjects have clinical severity scores of two to four on the Ricci scale, which is the clinical impairment disability scale for patients with FSHD, where a zero indicates that a subject has no disability and five indicates that a subject is permanently dependent upon the use of a wheelchair for daily mobility activities.

We also are using other MRI-based measures as exploratory endpoints in our ongoing Phase 2 clinical trials. We believe that muscle pathology in skeletal muscles of patients with FSHD is predictive of muscle degradation and subsequent fat replacement. We are utilizing MRI-based endpoints to identify the level of muscle pathology and the overall fat content in muscles. MRI imaging sequences, which are settings of pulses and gradients, have been developed that enable an increased contrast between tissues of interest. We use a T2 MRI sequence to observe and quantify areas of high muscle water content, or muscle edema, which is a marker of muscle pathology. These areas have a higher T2 value than the background tissue. T2 provides information about the muscle’s physiological status, however it is not specific for muscle edema and may indicate other abnormal conditions in muscle tissue. We are using the Dixon MRI sequence, or the Dixon method, to quantify the fat content of muscles, which is a marker for muscle degradation. The Dixon method separates the signals from water and fat and the separated fat signal can then be utilized to determine the fat infiltration and fraction within the muscle. We are using these MRI-based approaches as additional efficacy endpoints in our Phase 2 open label trial and Phase 2b clinical trial to identify muscles with higher levels of muscle pathology for muscle biopsy, as evidenced by a higher signal in the T2 sequence, and muscle degradation, as evidenced by intermediate levels of muscle fat fraction determined using the Dixon method.

A third-party study found that these MRI techniques, when applied to FSHD skeletal muscles, were able to quantify the increase in muscle pathology, as measured by fat fraction, as determined using the Dixon method, over a 20-month period. In particular, skeletal muscles with severe muscle pathology, as determined by elevated T2 signal, demonstrated progressive worsening of fat fraction over this period. This effect was observed as early as six months. Skeletal muscles in patients with FSHD that had low muscle pathology, based on a low T2 signal, demonstrated both lower levels of fat fraction and slower fat fraction progression. We believe that these data suggest that fat fraction progression is higher in muscles with a higher level of muscle pathology as measured by T2, and support the usage of these MRI-based endpoints in our ongoing clinical trials.

Optimized Time Up and Go Test Preparatory Study (Fulcrum SRA 003-2018)

We are evaluating a modified version of the classic time up and go, or classic TUG, test that we are optimizing as a clinical outcome assessment of mobility and ambulation, which we refer to as the FSHD-TUG test. The classic TUG test requires patients to get up from a chair, walk three meters, turn around, walk back to the chair and sit down. It was originally developed for clinical practice to assess mobility, balance, walking ability and fall risk in older adults prior to discharge from hospitalization and was used recently as a key secondary efficacy endpoint in a registration trial in multiple sclerosis in Europe. The classic TUG test is also one of the clinical outcome assessments in the ReSOLVE natural history study discussed below.

While we believe that the classic TUG test is a valid, reliable and objective test to quantify functional mobility in all age groups, we believe that a minor modification, asking patients to get up from a standardized bed, will be more appropriate for FSHD patients. We believe that the FSHD-TUG test may be more sensitive to measure treatment effects in patients with FSHD. Patients with FSHD generally have a difficult time rising from a chair and even more so from a recumbent position and this difficulty progresses over time. Patients with FSHD report that limitations in mobility and in the use of the shoulders and upper arms are the two most important areas of concern. The FSHD-TUG test may be a useful clinical outcome assessment endpoint for measurement of treatment effects of losmapimod on mobility.

We are currently testing the FSHD-TUG test in comparison to the classic TUG test in a group of 22 subjects with FSHD and in 20 healthy volunteers who are age and gender matched. The subjects will have clinical severity scores of one to four on the Ricci scale. We are evaluating the subjects in five visits over approximately 12 months. In addition, 10 of these subjects are enrolled in a three-month sub-study to assess mobility at home using a touchless sensor and machine learning platform for health analytics. We believe that this sub-study will provide valuable information regarding how measures of mobility conducted during clinical visits compare to mobility in every-day setting in subject’s homes.

Direct Patient Input (Fulcrum SRA 004-2018)

We also obtained direct patient input into the design and feasibility of our Phase 2b clinical trial by having 79 patients with FSHD complete a survey based on their review of the proposed schedule of clinical assessments for the trial. The patients provided their views on their willingness to participate and any potential barriers to their participation in our then-planned Phase 2b clinical trial. We conducted these surveys during a face-to-face interview in clinics in the United States and France, via an internet survey for members of an FSHD registry in the United Kingdom and through in-person groups in Canada. This survey study provided us with the ability to refine the protocol for our ongoing Phase 2b clinical trial, if needed, and to inform the design of the long-term open label extension of the ReDUX4 trial to reflect the feedback from patients.

ReSOLVE Natural History Study

The Clinical Trial Readiness to Solve Barriers to Drug Development in FSHD, or ReSOLVE study, is an ongoing natural history study funded by the NIH to help identify the patient population, efficacy biomarker and clinical outcome assessments for future FSHD drug trials. The study is being coordinated by the University of Rochester and University of Kansas Medical Center and enrolled the first subject in April 2018. The study will follow 160 subjects for 18 months across a network of eight U.S. clinical centers and will evaluate multiple biomarkers and clinical outcome assessments that may be suitable for clinical trials and will evaluate patient selection criteria based on genetic, demographic or clinical characteristics. Three sites in the European Union have joined the ReSOLVE protocol and will follow 60 subjects for 18 months. As of December 2019, 220 subjects have been enrolled, including 160 subjects from the U.S. and 60 subjects from the EU. Planned enrollment in the study has completed. We believe that the results of this natural history study will inform the design and implementation of clinical trials and will inform discussions with regulatory agencies. We also believe that this study may provide valuable insights into the timeline for disease progression and functional changes in FSHD in the absence of treatment.

In connection with the ReSOLVE study, we have funded the addition of a clinical outcome assessment, which we refer to as reachable work space, or RWS. RWS is an objective assessment of upper arm function in a quantitative manner by measuring arm and shoulder mobility with and without weights. A hallmark of FSHD progression is weakness in the shoulder muscles and upper arms that eventually leads to an inability of patients to lift their arms above their shoulders. The RWS assessments are analyzed by a central reader. We have provided standardized hardware, software, and testing conditions to evaluate RWS at eight sites that are part of the ReSOLVE study in the United States and at three European sites. To date, we have collected over 500 RWS assessments in the study. Furthermore, the RWS assessment has been registered as medical device in the U.S., Canada and Europe.

A recent third-party study assessed changes in RWS for 18 subjects with FSHD for up to five years. As illustrated in the figure below, the study concluded that the RWS measure is able to detect slow declines in upper extremity function in subjects with FSHD as early as 1 year. The study also found that the most notable declines in RWS were in above-the-shoulder level quadrants with no significant changes in lower quadrants and that RWS declined more significantly if the subjects wore 500-gram weights on their wrists.

Clinical Trial: Phase 1

We conducted a randomized Phase 1 clinical trial of losmapimod in healthy adult volunteers and patients with FSHD in Europe under a CTA that we filed in December 2018. The primary objective of the trial was to investigate the safety and tolerability of losmapimod in healthy volunteers and in FSHD patients. The secondary objective was to evaluate repeated dose PK, and target engagement in FSHD patients. This trial completed dosing in September 2019 and top-line, blinded results were presented at the World Muscle Society Meeting in Copenhagen, Denmark in October 2019. We intend to present unblinded data in the first and second quarter of 2020 at scientific conferences in the United States.

In the first cohort, 10 healthy volunteers were randomized to a single oral dose of 7.5 mg (n=8) of losmapimod followed by a single oral dose of 15 mg after a wash out period or to a single oral dose placebo (n=2) in both dosing periods. In the second cohort, 15 FSHD patients were randomized and treated with placebo (n=3) or 7.5 mg of losmapimod (n=6) or 15 mg (n=6) taken orally twice daily for 14 days. Losmapimod was well tolerated with no serious adverse events reported. Similar tolerability, safety and PK were observed in healthy volunteers and patients with FSHD. Treatment with losmapimod demonstrated dose-dependent PK and TE in blood. FSHD patients treated with losmapimod also achieved dose-dependent concentrations in skeletal muscle, with a muscle to plasma exposure ratio of approximately 1:1. Evidence of dose-dependent target engagement was also observed in skeletal muscle. The losmapimod 15 mg dose taken orally twice daily demonstrated sustained drug concentrations that in preclinical models with human FSHD myotubes resulted in a robust reduction of DUX4-driven gene expression. These data support the selection of the 15 mg dose of losmapimod taken orally twice daily in our ongoing Phase 2b placebo-controlled clinical trial and Phase 2 open label clinical trial of losmapimod.

We manufactured the losmapimod capsules for this trial prior to our license agreement with GSK. For our ongoing Phase 2 clinical trials, we are using losmapimod tablets that were manufactured by GSK. We confirmed that the PK of the losmapimod capsules were consistent with published data on the PK of the losmapimod tablets manufactured by GSK. We also confirmed that the p38α/ß target engagement in blood from our losmapimod capsules is consistent with the previous data on target engagement of the losmapimod tablets manufactured by GSK.

Clinical Trial: Phase 2b (ReDUX4)

In August 2019, we initiated a randomized, double-blind, placebo-controlled multicenter international Phase 2b clinical trial in 80 patients with FSHD1 and clinical severity scores of two to four on the Ricci scale. In this trial, we are evaluating treatment with 15 mg of losmapimod or placebo tablets twice per day over a 24-week period. Enrollment was completed in February 2020. Patients were randomized 1:1 between the treatment and placebo arms. The FDA accepted the IND for losmapimod in June 2019, and we also submitted CTAs at various dates during 2019 to conduct the trial at sites in Europe and Canada, all of which were accepted.

The primary endpoint is the reduction of DUX4-driven gene expression in affected skeletal muscle biopsies before treatment and after approximately 16 weeks of treatment. We selected the number of patients to enroll in this trial based on the magnitude of reduction of DUX4-driven gene expression that we have observed in our preclinical studies using losmapimod concentrations similar to those measured when dosing with 15 mg twice per day in clinical trials completed by GSK.

Secondary endpoints of the trial include evaluation of safety and tolerability in FSHD patients, PK in blood, losmapimod concentration in skeletal muscle biopsies, p38α/ß target engagement in blood and in muscle biopsies, and efficacy on the whole-body skeletal muscle MRI biomarker. This trial also includes evaluation of exploratory efficacy endpoints including centrally read RWS, FSHD-TUG test and patient-reported outcomes and muscle strength measured by quantitative dynamometry and motor function ability measurements obtained by physical therapists.

The graphic below presents the design of the Phase 2b clinical trial.

Clinical Trial: ReDUX4 Open Label Extension

In February 2020 we initiated an open label extension of the ReDUX4 trial to enable patients who have completed the 24 weeks of treatment with losmapimod or placebo in ReDUX4 to receive long term treatment with losmapimod. This open label extension includes clinical assessments of safety and efficacy every three months, whole-body musculoskeletal MRI every six months, and a muscle needle biopsy once after six months of treatment. We anticipate that this trial will continue until such time as the drug is approved and available in the commercial setting or the clinical development of losmapimod in FSHD is terminated.

Clinical Trial: Phase 2 Open Label Study Trial

In parallel with the Phase 2b clinical trial, we also initiated in August 2019 an open label, single center Phase 2 clinical trial of losmapimod in up to 16 patients with FSHD1 and clinical severity scores of two to four on the Ricci scale. Patients receive tablets containing 15 mg of losmapimod twice per day for up to 52 weeks. The treatment period is preceded by eight weeks of pre-treatment assessments to establish a baseline for musculoskeletal MRI biomarkers and clinical outcome assessments. We also performed an outpatient mobility assessment using wearable sensors. We filed a CTA for this trial in April 2019 and we are conducting the trial at a single center in the Netherlands.

The primary objective is to investigate the safety and tolerability of losmapimod for chronic dosing in FSHD patients. The primary endpoints are to assess safety and tolerability over the 52-week period. The secondary endpoints are the change from baseline in pHSP27 and the ratio of pHSP27 to total HSP27 in blood and muscle for assessment of the inhibition of p38α/ß during the dosing period. This trial is also designed to provide initial data regarding changes in DUX4-driven gene expression, MRI biomarkers, objective clinical outcome assessments and patient-reported outcomes that may occur at various times following initiation of treatment with losmapimod relative to the pre-treatment period. We intend to use this data to further guide our clinical development strategy for losmapimod in FSHD.

We will measure DUX4-driven gene expression before and during treatment using muscle needle biopsies in affected muscles. All patients had a pre-treatment biopsy and we will obtain a second muscle needle biopsy from each patient after four or eight weeks of treatment. The original trial design included an additional biopsy during chronic treatment at week 48, but we have removed this assessment from the trial protocol because the open label extension of ReDUX4 includes a biopsy during chronic treatment.

We will measure potential losmapimod treatment effects on shoulder and upper arm function and mobility/ambulation, as well as on muscle strength and function and quality of life and activities of daily living, similar to the assessments in the Phase 2b clinical trial. The clinical outcome assessments are RWS, FSHD-TUG, muscle strength, motor function ability and generic and FSHD-specific patient reports of quality of life and activities of daily living. Other exploratory assessments include the six minute walk test, spirometry, and muscle ultrasound. There is also an assessment of day-to-day mobility using wearable sensors.

The graphic below presents the design of the Phase 2 open label trial.

Market Research

We engaged Clarion Healthcare, LLC to conduct market research with physicians and payors to better understand the commercial landscape and to assist in our commercial planning. A total of 14 physicians in the United States, European Union and Asia and nine payors and payor experts in the United States and European Union were surveyed. Both groups acknowledged the severity of the disease and lack of any existing therapies for patients. Physicians were asked their views on potentially prescribing a small molecule product candidate that effectively repressed DUX4 gene expression in skeletal muscle and resulted in the preservation of muscle function. Based on an April 2018 report prepared by Clarion, we believe that physicians would be receptive to prescribing a product with these qualities, subject to the efficacy and safety of the product, due to the chronic nature of the disease.

Our Product Candidate for Hemoglobinopathies

Hemoglobinopathies are a category of genetic disorders affecting RBCs. We intend to develop FTX-6058 to elevate the level of fetal hemoglobin for the treatment of patients with certain hemoglobinopathies, namely sickle cell disease and for certain types of ß-thalassemia.

Overview of Sickle Cell Disease

Sickle cell disease is a genetic disorder of RBCs. SCD patients typically suffer from serious clinical consequences, which may include vaso-occlusive crises, anemia, pain, infections, stroke, heart disease, pulmonary hypertension, kidney failure, liver disease and reduced life expectancy. According to a study published by the American Medical Association, approximately 32.5% of adult patients with SCD were hospitalized three or more times per year due to pain crises. SCD is reported to shorten patient life expectancy by approximately 20 to 30 years. Patients with SCD are primarily treated by hematologists.

In the United States, where newborn screening for SCD is mandatory, the estimated prevalence is approximately 100,000 individuals. In Europe, the estimated prevalence is approximately 134,000 individuals according to the European Medicines Agency, or EMA. According to the World Health Organization, the global incidence is estimated to be approximately 300,000 births annually. SCD is most prevalent in Africa and the Middle East.

Approved drug treatments for SCD focus primarily on the management and reduction of pain episodes, vaso-occlusive crises, and inhibition of hemoglobin S polymerization. The four drug treatments approved in the United States are hydroxyurea, voxelotor, crizanlizumab, and L-glutamine. Hydroxyurea is approved for the treatment of anemia related to SCD to reduce the frequency of painful crises and the need for blood transfusions. Hydroxyurea has a black box warning for myelosuppression and malignancy. In general, it is limited by its adverse side effects, inconsistent patient responses and concerns regarding the cytotoxic effect of the drug. L-glutamine is approved to reduce severe complications associated with the disorder. Voxelotor, marketed by Global Blood Therapeutics, is approved under accelerated approval as a hemoglobin polymerization inhibitor. Crizanlizumab, marketed by Novartis AG, or Novartis, is approved for the reduction in the frequency of vaso-occlusive crises.

Blood transfusions can be utilized to decrease the sickling of RBCs. While blood transfusions can be critical to manage SCD, there are a number of limitations associated with this therapeutic approach, including limited patient access and serious complications such as iron overload. The only potentially curative treatment currently approved for severe SCD is bone marrow transplantation. However, this treatment option is not commonly used due to the difficulties of finding a suitable matching donor and the risks associated with the treatment, which include an approximately 5% mortality rate. Bone marrow transplantation is more commonly offered to pediatric patients with available sibling-matched donors.

While multiple experimental approaches to treat SCD are being explored in clinical trials, the majority are focused on symptomatic relief or gene therapy approaches. Symptomatic approaches under investigation aim to affect issues associated with cell adhesion, sickling, thrombosis and iron homeostasis. We anticipate that a novel orally available therapy that affects the root cause of SCD may be used in combination with symptomatic therapeutics. Novartis and Global Blood Therapeutics, Inc. have received approval for therapies aiming to provide symptomatic relief for patients with SCD. Several gene therapy approaches to treat SCD are focused on elevating fetal hemoglobin, however no gene therapy approaches have been approved for SCD and the efficacy, safety and durability of gene therapy approaches have yet to be established. Gene therapies need to be administered in an in-patient procedure through a bone marrow transplant, which is also referred to as a stem cell transplant or hematopoietic stem cell transplant. As part of the transplant process, the patient receives myeloablative chemotherapy which kills cells in the bone marrow in order to support the gene therapy. Despite ongoing efforts to develop gene therapies for SCD, we believe there is still a high unmet need that could be better addressed by a small molecule, oral therapy to treat the disease by increasing fetal hemoglobin.

SCD Biology

SCD is caused by a mutation in the HBB gene. This gene encodes a protein that is a key component of hemoglobin, a protein complex whose function is to transport oxygen in the body. Hemoglobin in adults is a complex of four proteins, two hemoglobin ß-subunits and two hemoglobin α-subunits. In patients with SCD, hemoglobin is composed of two mutant ß-subunits and two α-subunits and the result is the formation of abnormal hemoglobin. The result of the mutation is less efficient oxygen transport and the formation of RBCs that have a sickle shape. These sickle shaped cells are much less flexible than healthy cells and can block blood vessels (vaso-occlusion) or rupture cells (lysis), leading to pain, anemia, irreversible organ damage or even death.

During fetal development, the major form of hemoglobin is fetal hemoglobin. Similar to hemoglobin in adults, fetal hemoglobin is also a complex of four proteins, two α-subunits and two γ-subunits. Shortly after birth, the genes encoding the γ-subunits, the HBG1 and HBG2 genes, are silenced and the HBB gene is activated. As described above, SCD is caused by a mutation in the HBB gene that gives rise to mutated ß-subunits.

A small subset of individuals with the sickle cell mutation continue to produce high levels of fetal hemoglobin due to inheritance of additional genetic mutations, which is called Hereditary Persistence of Fetal Hemoglobin, or HPFH. Patients with elevated fetal hemoglobin exhibit few, if any, clinical manifestations of SCD. Further, an increase of fetal hemoglobin as low as 3% over baseline in patients without HPFH, due to either therapeutic intervention or the inheritance of other genetic traits, can result in reduced clinical manifestations of the disease.

Our Approach to Address the Root Cause of SCD

Our strategy to address the root cause of SCD was to identify a drug mechanism that induces expression of fetal hemoglobin. We believe that FTX-6058 may address the root cause of SCD through this mechanism of action.

Overview of ß-Thalassemia

ß-thalassemia is a rare blood disorder associated with the absence or reduced production of ß-globin, which is one of the two proteins that comprise adult hemoglobin. This results in an abnormally low level of hemoglobin as well as an excess of α-globin chains that cause destruction of RBCs. The severity of the phenotype is related to the degree of imbalance between α- and non-α-globin chain synthesis. The absence of ß-globin due to HBB gene deletions is referred to as ß0 thalassemia. Other HBB gene alterations allow some ß-globin to be produced but in reduced amounts. A reduced amount of ß-globin is called ß+thalassemia. Many patients with ß-thalassemia require chronic blood transfusions due to severe anemia that results from low hemoglobin levels, which are referred to as transfusion-dependent patients. It is estimated that 40,000 babies are born worldwide with ß-thalassemia per year of whom 25,000 require blood transfusions. Patients with ß-thalassemia are primarily treated by hematologists.

ß-thalassemia has been clinically characterized into three forms, depending on disease severity: major, intermedia and minor. The most severe form, ß-thalassemia major (also known as Cooley’s anemia), is generally diagnosed shortly after birth and patients have life-threatening anemia. Pediatric patients do not grow and gain weight at the typical rates, and often have liver, heart and bone problems. Many ß-thalassemia major patients require frequent blood transfusions to prevent severe anemia, a treatment that itself can cause long-term problems due to a build-up of iron in the body. ß-thalassemia intermedia is a less severe form of the disease that results in mild to moderate anemia. These patients sometimes require blood transfusions depending on the severity of the symptoms. Patients with ß-thalassemia minor suffer from very mild anemia and generally do not require treatment. Having either ß0 or ß+ thalassemia does not necessarily predict clinical disease severity as people with both types have been diagnosed with thalassemia major and thalassemia intermedia. Any increase in fetal hemoglobin has the potential to ameliorate the disease.

The current standard of care for many patients with ß-thalassemia is frequent blood transfusions to manage anemia. The only potentially curative therapy for ß-thalassemia is allogeneic hematopoietic stem cell transplant, which is associated with risks of complications, including mortality, and is limited to patients with a suitable donor. The European Commission granted conditional marketing authorization for ZYNTEGLO, a gene therapy developed by bluebird bio, Inc., or bluebird, for the treatment of adult and adolescent patients with transfusion-dependent ß-thalassemia and with certain genotypes, in Europe in June 2019. bluebird has initiated a rolling biologics license application, or BLA, submission in the United States, which is expected to be completed in the second half of 2020. Acceleron Pharma Inc., or Acceleron, in collaboration with Celgene Corp., or Celgene, received approval for luspatercept, an erythroid maturation agent for the treatment of adult patients with anemia associated with ß-thalassemia and who require frequent transfusions. Celgene and Acceleron submitted a marketing authorization application to the EMA in the second quarter of 2019. There are also multiple other experimental approaches to treat ß-thalassemia being explored in clinical trials, including approaches that use small molecule, gene therapy and gene editing approaches. Despite ongoing efforts to develop new therapies for ß-thalassemia, we believe there is still a high unmet need that could be addressed by a small molecule, oral therapy to treatment the disease by increasing fetal hemoglobin.

Biology of ß-Thalassemia

ß-thalassemia is caused by genetic mutations in the HBB gene. The mutations interfere with the production of ß-globin. Some mutations result in no ß-globin being produced, while other mutations result in a decreased amount of ß-globin being produced.

Our Approach to Address the Root Cause of ß-Thalassemia

We believe that some types of ß-thalassemia may be treated by a therapy that upregulates fetal hemoglobin. Babies born with ß-thalassemia major generally do not have any symptoms shortly after birth because they have fetal hemoglobin in their blood. As the fetal hemoglobin levels decrease after birth and the ß-globin fails to increase, anemia appears and the babies with ß-thalassemia begin to exhibit symptoms of the disease. Patients with ß-thalassemia intermedia that have higher levels of fetal hemoglobin have fewer symptoms than patients with low levels of fetal hemoglobin. We believe that FTX-6058 may be suitable for clinical development for the treatment of patients who are not ß0 but who are transfusion dependent.

Our Product Engine Identified the Drug Target for SCD and ß-Thalassemia

Applying our product engine, we conducted target identification and validation activities using human umbilical cord blood-derived erythroid progenitor 2, or HUDEP2, cells as a model to study fetal hemoglobin reactivation. HUDEP2 cells are immature RBCs. By screening our small molecule probe library and a CRISPR library, we identified several potential drug targets that activated the HBG1/2 genes and resulted in fetal hemoglobin elevation. Each screening approach identified the same protein complex which we believe plays an important role in the expression of genes responsible for the production of fetal hemoglobin. We conducted additional validation experiments in which we observed that inhibition of several components of this complex resulted in the desired elevation of fetal hemoglobin. We also observed that inhibition of these components did not adversely affect important cell health markers.

We selected a member of this protein complex for drug discovery activities following an assessment of its tractability as a drug target, which we refer to as the HbF drug target. The normal physiological role of the HbF drug target is to facilitate a post-translational protein modification, and the goal of our medicinal chemistry program was to optimize inhibitors of the HbF drug target. We developed in vitro and in vivo target engagement assays, as well as enabled X-ray crystallography, to discover and develop FTX-6058, a novel small molecule inhibitor of the HbF drug target.

FTX-6058

FTX-6058, our novel small molecule that we designed to inhibit the HbF drug target and thereby elevate fetal hemoglobin, possesses properties that we believe are well aligned with preferred parameters for oral drug delivery. We studied the cellular potency and the PK data of FTX-6058 in preclinical animal models and observed that its profile would be predictive of once or twice daily oral administration. We have not observed any off-target concerns in our in vitro profiling studies, and we have completed non-GLP in vivo toxicology studies to evaluate FTX-6058. We have initiated IND-enabling activities, including GLP in vivo toxicology studies, and we aim to submit an IND in the second half of 2020.

Preclinical Studies

We have observed in vitro and in vivo activation of the HBG1/2 genes in preclinical studies with FTX-6058. We observed that FTX-6058 elevated levels of fetal hemoglobin with minimal adverse effect on important cellular health markers. As depicted in the graphic below, we also observed in vitro upregulation of fetal hemoglobin in primary human CD34+ cells differentiated into RBCs from five different healthy human donors after five days of drug treatment. FTX-6058 showed a significant elevation of fetal hemoglobin over baseline in each of these five cell lines.

Effect of FTX-6058 treatment

in differentiated primary human CD34+ cells

Additionally, we compared the effect of FTX-6058 in CD34+ derived cells relative to that of hydroxyurea. We observed that hydroxyurea had a minimal impact on fetal hemoglobin elevation, whereas we observed that FTX-6058 significantly elevated fetal hemoglobin. In cells treated with the combination of FTX-6058 and hydroxyurea, we observed an increased effect relative to either compound alone.

We conducted additional preclinical profiling in CD34+ derived cells and observed that FTX-6058 upregulated HbF to approximately 30% of total hemoglobin, as measured by mass spectrometry, high performance liquid chromatography, and fast protein liquid chromatography techniques. The elevation of HbF was significantly greater than we observed with hydroxyurea in these cell models.

In preclinical PK/PD studies in mice, we observed that blood cells had dose-dependent drug target engagement after 4.5 days of oral treatment. We believe our drug target is conserved between species, which is supported by our observation of a concomitant upregulation of the mouse embryonic globin gene under conditions where we observed drug target engagement. Since mice do not have the HBG1/2 genes found in humans, we used the mouse embryonic globin gene hbb-bh1 as a surrogate for the human HBG1/2 genes. We measured the target engagement in the mouse from whole blood. We concluded from the data that FTX-6058 engaged the drug target in vivo and modulated the endogenous mouse globin gene expression program. The results of this study are depicted below.

Target engagement modification in mouse blood cells	Mouse embryonic globin mRNA levels

In the graphic on the left, we measured the amount of drug target engagement modification in mouse blood cells after five days of treatment. In the vehicle-treated mice, we observed maximum levels of protein modification, whereas in the FTX-6058 treated mice, we observed significantly lower levels of modification, which indicates significant target engagement. Each point represents the value for a different mouse, shown as a percent of the average vehicle-treated value. In the graphic on the right, we determined the level of mouse embryonic globin mRNA levels in mouse blood after five days of treatment. The data is from an average of four or five mice per treatment. In these studies, we used a conventional method of assessing statistical significance known as a two-tailed test. The p-value for each of the studies depicted above was 0.0005. A p-value is a conventional statistical method for measuring the statistical significance of experimental results. A p-value of less than 0.05 is generally considered to represent statistical significance, meaning that there is a less than five percent likelihood that the observed results occurred by chance.

Additionally, we studied FTX-6058 in a mouse model of SCD, known as the Townes mouse model. In this model, mouse globin genes have been replaced with human globin genes, thereby allowing investigations of mechanisms that may regulate human hemoglobin gene expression. The Townes mouse model has been widely used to study potential treatments for SCD. As shown in the figures below, we observed that FTX-6058 resulted in a significant increase in HBG1 gene expression and HbF protein after 28 days of dosing at 5 mg/kg twice per day. Hydroxyurea did not result in a significant elevation of HBG1 gene expression.

HBG1 mRNA levels in Townes mouse treated with FTX-6058	HbF protein levels in Townes mouse treated with FTX-6058

In the graphic on the left, we determined the level of human HBG1 mRNA for the four treatment conditions from mouse blood, shown as a percentage of vehicle-alone-treated SCD mice. In the graphic on the right, we determined the level of human HbF protein for the four treatment conditions, shown as a percentage of vehicle-alone-treated SCD mice. Each value represents the mean value from five or six mice per treatment after 28 days of treatment. In these studies, we used a conventional method of assessing statistical significance known as a one-way analysis of variance, or ANOVA. The p-value for the study depicted on the left was less than 0.0001 and the p-value for the study depicted on the right was less than 0.001.

Our Development Plan for FTX-6058

We are currently conducting IND-enabling studies and intend to submit an IND for FTX-6058 in the second half of 2020. We intend to initiate a Phase 1 clinical trial of FTX-6058 in healthy volunteers and patients with SCD in late 2020. The Phase 1 trial will be designed to investigate the safety and tolerability of single and multiple ascending doses of FTX-6058 and to define the relationship between PK and target engagement in blood.

Following completion of the single and multiple ascending dose healthy volunteer cohorts in the Phase 1 clinical trial, we plan to add multiple ascending dose cohorts in patients with SCD. We may add additional healthy volunteer cohorts for additional clinical pharmacology studies. We expect that our target SCD patient population will be adult SCD patients with inadequate disease control and that concomitant use of hydroxyurea and/or L-glutamine will be allowed when available. We also expect to evaluate FTX-6058 in clinical trials for the treatment of ß-thalassemia.

Discovery Screening Programs

We have leveraged our proprietary product engine to discover targets that we are pursuing with small molecules for FSHD and SCD and ß-thalassemia. We are leveraging the broad applicability of our product engine to discover drug targets for other rare, genetically defined diseases across neuromuscular and CNS diseases. We completed four additional disease screens in 2019, and potential drug targets identified from these screens are currently being evaluated in additional in vitro and in vivo studies. These diseases and our approach to identifying targets to address the root cause of each disease are further described below.

Our target identification strategy and approach continue to evolve. In addition to conducting screens to identify targets that modulate the expression of a single root cause gene, we are able to simultaneously interrogate multiple (approximately 10) root cause genes and to monitor effects on cell health all in a single screen (i.e., multiplexed screening). We believe that this new approach provides significant efficiencies in productivity and allows us to test multiple hypotheses in parallel. Importantly, the expansion of FulcrumSeek with the use of high content molecular profiling, including RNAseq and cellular imaging, allows us to simultaneously measure the expression of 5,000-10,000 genes and integrating key measures related to cell health and biology, which enables us to scale our screening capacity and productivity. With the use of our small molecule probe library and our functional genomics capabilities, we aim to conduct target identification at a significantly increased scale and with cost-effectiveness. Moreover, we are using our product engine in hypothesis testing mode and in hypothesis generation mode, which we expect to increase the probability of identifying attractive targets to advance in our portfolio or in collaboration with partners.

Duchenne Muscular Dystrophy

Duchenne muscular dystrophy, or DMD, is the most common childhood-onset muscular dystrophy with a prevalence of approximately one out of every 3,500 male births. Patients usually are diagnosed before five years of age and typically require the use of wheelchairs before their teens. Life-threatening cardiac and respiratory complications result in a life expectancy of 20-30 years without any treatment. Currently, management of these complications by standard of care treatment (e.g., corticosteroids) can extend life expectancy, however, there are no approved disease-modifying therapies. This X-chromosome linked disease is caused by mutations in the DMD gene resulting in the loss of expression or function of the protein dystrophin. Dystrophin is an integral component of a large multiprotein complex that functions by linking the sarcolemma (the plasma membrane in muscle fibers) with the cytoskeleton and other motor machinery. In the absence of dystrophin, progressive muscle fiber degeneration results in loss of function and clinical manifestation of the disease.

Our goal is to apply our product engine to identify drug targets to increase the expression of utrophin, a dystrophin-related protein, that can replace the function of dystrophin in the membrane and address the dysfunction due to damaged muscle fibers. Utrophin is normally expressed in other tissues and studies have shown that higher levels of this protein result in functional improvements in animal models of the disease.

Friedreich Ataxia

Friedreich ataxia, or FA, a neuromuscular disorder affecting about one out of every 40,000 people, is the most common hereditary ataxia, with a typical age of onset between 10 and 15 years. The progressive impaired muscle coordination, ataxia, is caused by the degeneration of neurons in the cerebellum and dorsal root ganglia in the spinal cord. FA patients also commonly suffer from life-threatening heart conditions such as hypertrophic cardiomyopathy, myocardial fibrosis and heart failure. There are no approved disease-modifying therapies. The genetic root cause of FA is an expansion of a sequence in the frataxin gene, FXN, which causes its downregulation. Loss of function of frataxin, an important protein involved in iron metabolism, results in oxidative stress and mitochondrial dysfunction.

Our goal is to apply our product engine to identify drug targets that can upregulate the levels of frataxin protein to levels that will impact and restore function to prevent neuronal and cardiac cell degeneration.

Myotonic Dystrophy 1

Myotonic dystrophy 1, or DM1, is the most common adult-onset muscular dystrophy affecting about one out of every 8,000 people, with a typical age of onset between 20 and 40 years. It is characterized by muscle weakness and myotonia. Cardiopulmonary complications when present can be life-threatening and current treatments are directed toward managing these complications. There are no approved disease-modifying therapies. DM1 is caused by expansion of a triple nucleotide repeat present in the non-coding region of the DMPK gene and are part of its mature transcript. More than 50 cytosine-thymine-guanine repeats are usually associated with pathology and disease severity is proportional to the number of repeats, which can expand to over 4,000. The accumulation of DMPK gene transcripts containing long repeats result in the sequestration of proteins important for the correct splicing of important transcripts participating in the function of skeletal and cardiac muscle and other tissues.

Our goal is to apply our product engine to identify drug targets that may lead to downregulation of the expression of the DMPK gene in order to reduce the levels of the pathological repeats and improve muscle function. Reduction of DMPK gene expression in DM1 models has been shown to reduce aberrant splicing and to be well tolerated.

α-Synucleinopathies

In rare cases, α-Synucleinopathies result from point mutations and multiplications in the SNCA gene that encodes the protein α-synuclein. Familial forms of Parkinson’s disease can result from these mutations and multiplications in the SNCA gene. Parkinson’s disease is a common progressive neurodegenerative disease characterized by movement disorders such as bradykinesia, rigidity and tremor. Genome wide association studies have linked single nucleotide polymorphisms in SNCA with increased risk of Parkinson’s disease. These mutations have been shown to increase levels of pathological, aggregated α-synuclein, leading to the loss of midbrain dopaminergic neurons important for motor control. Abnormal deposits of α-synuclein protein, or Lewy bodies, are the characteristic histological signature of Parkinson’s disease at autopsy. According to the Parkinson’s Foundation, nearly one million people will be living with Parkinson’s disease in the United States by 2020.

Our goal is to use our product engine to identify drug targets for genetically defined α-synucleinopathies that may lead to reduction in α-synuclein levels in the most relevant cell type for Parkinson’s disease—dopaminergic neurons. Our goal is to lower the overall α-synuclein load in the brain of patients with sporadic or genetic α-synucleinopathies by starting treatment early in their disease course to prevent further α-synuclein-dependent neurodegeneration, thus representing a potential disease-modifying approach across all α-synucleinopathies.

Right of Reference and License Agreement with GlaxoSmithKline

In February 2019, we entered into a right of reference and license agreement with affiliates of GSK, pursuant to which GSK granted us a right of reference to certain INDs filed with the FDA and controlled by GSK or its affiliates relating to losmapimod and an exclusive worldwide license under certain patent rights related to losmapimod. The agreement also provides us with an exclusive worldwide license to certain of GSK’s preclinical and clinical data with respect to losmapimod. As partial consideration for the right of reference and licenses granted under the agreement, we issued 12,500,000 shares of our Series B preferred stock to GSK at the time we entered into the reference and license agreement. The agreement obligates us to use commercially reasonable efforts to develop and commercialize a licensed product for the treatment of FSHD.

The agreement grants us an exclusive, sublicensable license under the licensed patent rights and data rights to research, develop and commercialize losmapimod or any product containing losmapimod as an API, which we refer to as a licensed product, to treat disease in humans. GSK retained the right, without the right to grant sublicenses, to conduct nonclinical research under the licensed patents and data rights and, with our consent, GSK may engage in certain developmental activities relating to the use of a licensed product in connection with a specified prophylactic use. GSK also agreed to and has since transferred to us its existing manufactured supply of losmapimod.

Under the agreement, we will be obligated to make milestone payments to GSK aggregating up to $37.5 million upon the achievement of specified clinical and regulatory milestones with respect to the first licensed product to achieve such milestones, and up to $60.0 million upon the achievement of one-time aggregate annual worldwide net sales milestones. We will also be obligated to pay royalties ranging from a mid single-digit percentage to a low double-digit, but less than teens, percentage to GSK based on our, and any of our affiliates’ and sublicensees’, annual net sales of licensed products. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances.

Our obligation to make royalty payments extends with respect to a licensed product in a country until the earlier of the approval of a generic version of such licensed product by the applicable regulatory agency in such country or the tenth anniversary of the first commercial sale of such licensed product in such country, which we refer to as the royalty term. Following the expiration of any exclusive marketing rights or data exclusivity rights granted by a regulatory authority, other than patent rights, for any licensed product on a country-by-country basis, the applicable royalty rate will be reduced. Additionally, if we or our affiliates or sublicensees determine that it is necessary to obtain a license from a third party under any patent rights to exploit a licensed product in a country, then we may deduct a certain percentage of the license fees under such third party license payable by us to the third party from the royalty payment that would otherwise be due to GSK in such country.

If, prior to our completion of the first Phase 2 clinical trial for a licensed product, we wish to sublicense any of the licensed patent or data rights granted to us under the agreement to any third party outside of the United States, we must notify GSK of the terms on which we propose to grant such sublicense. GSK has the right to enter into negotiations with us for such sublicense, and if GSK so elects, then we must negotiate in good faith with GSK for a prescribed period. If we and GSK do not agree to a sublicense of the relevant rights, we may sublicense the relevant rights to the third party on terms no less favorable than any terms offered to us by GSK.

The agreement continues on a country-by-country and licensed product-by-licensed product basis until the expiration of the royalty term in each country, at which time the agreement expires with respect to such licensed product in such country and we shall have a fully-paid up, royalty-free and perpetual license to the licensed patent rights and data with respect to such licensed product in such country. Either party has the right to terminate the agreement if the other party has materially breached in the performance of its obligations under the agreement and such breach has not been cured within the applicable cure period.

Collaboration and License Agreement with Acceleron Pharma Inc.

In December 2019, we entered into a collaboration and license agreement with Acceleron to identify biological targets to modulate specific pathways associated with a targeted indication within the pulmonary disease space. Under the terms of the collaboration and license agreement, we granted Acceleron an exclusive worldwide license under certain intellectual property rights to make, have made, use, sell, have sold, import, export, distribute and have distributed, market, have marketed, promote, have promoted, or otherwise exploit molecules and products directed against or expressing certain biological targets identified by us for the treatment, prophylaxis, or diagnosis of a targeted indication within the pulmonary disease space, or the Indication.

Pursuant to a mutually agreed research plan, we will perform assay screening and related research activities to identify and validate potential biological targets for further research, in order to support the development, manufacture and commercialization of product candidates by Acceleron. Upon completion of the research activities, we will deliver a data package to Acceleron with respect to the biological targets identified by us in the conduct of the research activities for the treatment, prophylaxis, or diagnosis of the Indication. Within a designated period of receipt of the data package, Acceleron will have the right to designate a specified number of the biological targets identified by us for Acceleron’s research, development, manufacture and commercialization of products or molecules directed to such targets for the treatment, prophylaxis, or diagnosis of the Indication, or the Targets. If Acceleron does not designate any Targets during the designated period, then the agreement will automatically terminate. If Acceleron designates one or more Targets, then Acceleron will be obligated to use commercially reasonable efforts to seek regulatory approval for one product directed to a Target in certain specified countries. Upon receipt of regulatory approval for any product directed to a Target, Acceleron must use commercially reasonable efforts to commercialize such product in certain specified countries.

While we are performing the research activities pursuant to the research plan and for a specified period thereafter, we may not research, develop, manufacture, commercialize, use, or otherwise exploit any compound or product for the treatment, prophylaxis, or diagnosis of the Indication other than for Acceleron. While we are performing the research activities pursuant to the research plan and for a specified period thereafter, other than for Acceleron, we may not research, develop, manufacture, commercialize, use, or otherwise exploit any compound or product for the treatment, prophylaxis, or diagnosis of the Indication that is directed against certain specified biological targets identified by us in the performance of the research activities.

Acceleron may also request that we perform medicinal chemistry services related to the generation and optimization of molecules directed against or expressing biological targets for the treatment, prophylaxis, or diagnosis of the Indication beyond the scope of the research plan. If we agree to provide such medicinal chemistry services, we and Acceleron will negotiate to determine the scope, timeline and budget for such medicinal chemistry services.

Under the agreement, Acceleron made a $10.0 million upfront payment to us. We will be entitled to research milestone payments of up to $18.5 million in the aggregate upon achievement of specified research milestones. Additionally, we will be entitled to development milestone payments of up to $135.0 million in the aggregate upon the first achievement of specified clinical and regulatory milestones by a product directed to a Target, and up to $67.5 million in the aggregate upon the second achievement of specified clinical and regulatory milestones by a product directed to a Target. We will also be entitled to sales milestone payments of up to $145.0 million in the aggregate upon the achievement of one-time aggregate annual worldwide net sales milestones for the first product directed to a Target to achieve such milestones, and up to $72.5 million in the aggregate upon the achievement of one-time aggregate annual worldwide net sales milestones for the second product directed to a Target to achieve such milestones. Acceleron will also pay us tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage based on Acceleron’s, and any of its affiliates’ and sublicensees’, annual worldwide net sales of products directed to any Target. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

The agreement continues on a country-by-country and Target-by-Target basis until the last to expire royalty term for a product directed to such Target, at which time the agreement expires with respect to such Target in such country. Either party has the right to terminate the agreement if the other party has materially breached in the performance of its obligations under the agreement and such breach has not been cured within the applicable cure period. Acceleron also has the right to terminate the agreement for convenience in its entirety or on a Target-by-Target and molecule-by-molecule basis with respect to any molecule directed against a Target.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business, including by seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in our field.

Our future commercial success depends, in part, on our ability to: obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce in our intellectual property rights, in particular our patents rights; preserve the confidentiality of our trade secrets; and operate without infringing, misappropriating or violating the valid and enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patent positions of biotechnology and pharmaceutical companies like ours are generally uncertain and can involve complex legal, scientific and factual issues. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. We also cannot ensure that patents will issue with respect to any patent applications that we or our licensors may file in the future, nor can we ensure that any of our owned or licensed patents or future patents will be commercially useful in protecting our product candidates and methods of manufacturing the same. In addition, the coverage claimed in a patent application may be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our products will be protected or remain protectable by enforceable patents. Moreover, any patents that we hold may be challenged, circumvented or invalidated by third parties. See “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions vis-a-vis these programs. As of February 28, 2020, we owned or in-licensed eight U.S. patents, twenty-six foreign patents, two U.S. pending non-provisional patent applications, nine foreign pending patent applications, three pending Patent Cooperation Treaty, or PCT, applications and one U.S. provisional patent applications.

The intellectual property portfolio for our most advanced programs as of March 5, 2020, is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

Losmapimod and Derivatives

The patent portfolio for losmapimod is based upon Fulcrum-owned patents, patent applications and in-licensed patents directed to new methods of using losmapimod and other p38 inhibitors to treat FSHD, pharmaceutical compositions generically and specifically covering p38 inhibitors, and methods for identifying novel compositions to treat FSHD. As of February 28, 2020, we owned two U.S. patents, one U.S. pending non-provisional patent application, four foreign patent applications filed in Taiwan, Uruguay, Venezuela and Argentina and two pending PCT applications relating to our p38α/ß program, primarily relating to methods of using losmapimod and certain other p38 inhibitors for the treatment of FSHD. The company-owned patent covering the use of losmapimod for the treatment of patients with FSHD was issued on July 9, 2019, and is currently in-force and has a patent expiration date in 2038. While we believe that the specific and generic claims contained in our U.S. patent provide protection for the method of using losmapimod for the treatment of FSHD, and is not implicated by invalidating prior art, third parties may nevertheless challenge such claims. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights and our ability to prevent others from competing with us would be impaired. Any other U.S. or ex-U.S. patents that may issue from pending applications that we own, if any, for our p38α/ß program are projected to have a statutory expiration date in 2038, excluding any additional term for patent term adjustments or patent term extension, if applicable. Additionally, we own a patent covering the use of other clinical-stage p38 inhibitors for the treatment of patients with FSHD that issued on January 21, 2020, which has an expiration date in 2038.

Losmapimod is also currently protected by patents owned by GSK (as a composition of matter and certain uses which do not include FSHD) and certain of these patents are licensed to us. As of February 28, 2020, we control through our exclusive licensing agreement with GSK six U.S. patents, twenty-six foreign patents, and one foreign patent application all relating to losmapimod and its pharmaceutical compositions. As soon as the patents covering the composition of matter expire on February 10, 2023, or are no longer in-force, the GSK-licensed patents will no longer be a barrier to entry for any unclaimed new uses, including FSHD. Even during the term of these composition of matter patents, losmapimod can still be developed in the meantime in certain geographies, including in the United States, under safe harbor regulations.

FTX-6058

As of February 28, 2020, the intellectual property portfolio for our FTX-6058 program includes one owned PCT application directed to pharmaceutical compositions generically and specifically covering inhibitors of a certain protein or protein complex that regulate fetal hemoglobin, as well as to methods for using and making these compositions. In order to continue to pursue protection based on this PCT application, we will need to nationalize the International application into U.S. non-provisional patent applications and ex-U.S. applications prior to the applicable expiration deadline of the PCT application. If we do continue to pursue protection, any patents that may issue from the U.S. non-provisional patent applications and/or foreign patent applications would be projected to have statutory expiration dates in 2039, excluding any additional term for patent term adjustments or patent term extension, if applicable. While we believe that the specific and generic claims, contained in our PCT application, if filed as a U.S. non-provisional application and/or foreign patent application(s), provide protection for the claimed pharmaceutical compositions and methods of use and are not implicated by invalidating prior art, third parties may nevertheless challenge such claims. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights and our ability to prevent others from competing with us would be impaired.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering the use of losmapimod and products from our intellectual property may be entitled to patent term extensions. If our use of drug candidates or the drug candidate itself receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved use or drug candidate. We also intend to seek patent term extensions in any jurisdictions where available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

In addition to patent protection, we rely upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential know-how are difficult to protect. We seek to protect our proprietary information, in part, using confidentiality agreements with any collaborators, scientific advisors, employees and consultants and invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors and collaborators. These agreements may not provide meaningful protection. These agreements may also be breached, and we may not have an adequate remedy for any such breach. In addition, our trade secrets and/or confidential know-how may become known or be independently developed by a third party, or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. See “Risk Factors—Risks Related to our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

Manufacturing

We do not have any manufacturing facilities. We have obtained sufficient losmapimod tablets, or drug product, from GSK to complete our ongoing Phase 2 clinical trials. We obtained losmapimod API from GSK and have engaged a contract manufacturing organization to convert the API into losmapimod tablets. We believe that the quantity of API will be sufficient to complete our ongoing Phase 2b clinical trial and Phase 2 open label clinical trial in FSHD. We believe that we have all the necessary information from GSK to enable the required technology transfers to contract manufacturing organizations. We also have engaged contract manufacturing organizations to prepare our own API and to manufacture tablets to support potential commercialization and future clinical trials.

We expect to rely on third parties for the manufacture of FTX-6058 and any future product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Our lead product candidates are small molecules and can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

The key competitive factors affecting the success of all of our therapeutic product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

If our lead product candidates are approved for the indications for which we are currently undertaking clinical trials, they will compete with the therapies and currently marketed drugs discussed below.

FSHD

There are no approved therapies for the treatment of FSHD. Controlled trials of albuterol, corticosteroids and a myostatin inhibitor all failed to demonstrate a clinical benefit to patients with FSHD. Low-intensity aerobic exercise tailored to the patient’s distribution of weakness may provide some limited beneficial effect. Limited range of motion in the shoulder girdle can stem from periscapular muscle weakness, and in such cases surgical scapular fixation can result in some functional improvement for certain patients. There is also no standard practice regarding the use of physical or occupational therapy across countries and sites.

We are not aware of any product candidate currently in clinical development for FSHD with the same mechanism of action as losmapimod or that is designed to treat the root cause of FSHD. aTyr Pharma, Inc., or aTyr, conducted a Phase 1/2 clinical trial of resolaris, a physiocrine immune modulation protein. aTyr discontinued development of resolaris in FSHD. aTyr publicly disclosed that they do not intend to further develop resolaris without a partner.

SCD

Approved drug treatments for SCD focus primarily on the management and reduction of pain episodes, vaso-occlusive crises, and inhibition of hemoglobin S polymerization. The four drug treatments approved in the United States are hydroxyurea, voxelotor, crizanlizumab, and L-glutamine. Hydroxyurea, marketed by Bristol-Myers Squibb Company, is approved for the treatment of anemia related to SCD, to reduce the frequency of painful crises and the need for blood transfusions. Voxelotor, marketed by Global Blood Therapeutics, is approved under accelerated approval as a hemoglobin polymerization inhibitor. Crizanlizumab, marketed by Novartis, is approved for the reduction in the frequency of vasoocclusive crises. L-glutamine, marketed by Emmaus Life Sciences, Inc., is approved to reduce severe complications associated with the disorder.

Blood transfusions can be utilized to decrease the sickling of RBCs. While blood transfusions can be critically important to the management of SCD, there are a number of limitations associated with this therapeutic approach, including limited patient access and serious complications such as iron overload. The only potentially curative treatment currently approved for severe SCD is bone marrow transplantation. However, this treatment option is not commonly used given the difficulties of finding a suitable matched donor and the risks associated with the treatment, which include an approximately 5% mortality rate. Bone marrow transplantation is more commonly offered to pediatric patients with available sibling-matched donors.

FTX-6058 could face competition from a number of different therapeutic approaches in development for patients with SCD. EpiDestiny, Inc., or EpiDestiny, in collaboration with Novo Nordisk A/S, is evaluating EPI01, a small molecule designed to increase production of fetal hemoglobin, in Phase 2 clinical trials. Imara, Inc. is evaluating IMR-687, a PDE9 inhibitor, in a Phase 2a clinical trial in patients with sickle cell anemia. Aruvant Sciences, Inc. is evaluating RVT-1801, a gene therapy, in a Phase 1/2 trial. Sangamo Therapeutics Inc., or Sangamo, in collaboration with Bioverativ Inc., or Bioverativ, is developing BIVV-003, a gene editing cell therapy that modifies cells to produce functional RBCs using fetal hemoglobin. There are also several other gene editing approaches being evaluated by Intellia Therapeutics, Inc. (in collaboration with Novartis), Editas Medicine, Inc. and CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals Incorporated, or Vertex). Pfizer conducted a Phase 1b clinical trial with PF-04447943, a PDE9 inhibitor, in patients with SCD.

ß-thalassemia

The current standard of care for many patients with ß-thalassemia is frequent blood transfusions to manage anemia. The one drug treatment approved in the United States is luspatercept. Luspatercept, marketed by Celgene, is approved as an erythroid maturation agent for the treatment of adult patients with anemia associated with ß-thalassemia and who require regular red blood cell transfusions. The only potentially curative therapy for ß-thalassemia is allogeneic hematopoietic stem cell transplant, which is associated with serious risk and is limited to patients with a suitable donor. The European Commission granted conditional marketing authorization for ZYNTEGLO, a gene therapy developed by bluebird for the treatment of adult and adolescent patients with transfusion-dependent ß-thalassemia and with certain genotypes, in Europe in June 2019. bluebird has initiated a rolling BLA submission in the United States, which is expected to be completed in the first half of 2020.

FTX-6058 could face competition from a number of different therapeutic approaches are in development as a therapeutic option for patients with transfusion-dependent ß-thalassemia.

Bellicum Pharmaceuticals, Inc. is conducting a Phase 1/2 clinical trial to evaluate a modified donor T cell therapy to be used in conjunction with hematopoietic stem cell transplant. Kiadis Pharma is conducting Phase 2 and Phase 3 clinical trials of an adjunctive T cell immunotherapy treatment in conjunction with hematopoietic stem cell transplant. EpiDestiny, in collaboration with Novo Nordisk A/S, is evaluating EPI01, a small molecule designed to increase production of fetal hemoglobin, in Phase 2 clinical trials. Orchard Therapeutics plc is conducting Phase 2 clinical trials of OTL-300, an autologous ex vivo gene therapy for the treatment of transfusion-dependent ß-thalassemia. Sangamo, in collaboration with Bioverativ, is conducting a Phase 1/2 clinical trial of ST-400, which uses a genome-edited cell therapy approach designed to produce functional RBCs using fetal hemoglobin. CRISPR Therapeutics AG, in collaboration with Vertex, is conducting a Phase 1/2 clinical trial of CTX001, which uses a gene editing approach to upregulate the expression of fetal hemoglobin, in patients with transfusion-dependent ß-thalassemia.

Government Regulation and Product Approvals

Government authorities in the United States at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Approval and Regulation of Drugs in the United States

In the United States, drug products are regulated under the Federal Food, Drug and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. The failure of an applicant to comply with the applicable regulatory requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or post-approval process, may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical trials, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal investigations and penalties brought by the FDA or Department of Justice, or DOJ, or other government entities, including state agencies.

An applicant seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be approved by the FDA:

•

preclinical testing including laboratory tests, animal studies and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice, or GLP, regulations and standards;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials to establish the safety, potency and purity of the product candidate for each proposed indication, in accordance with current good clinical practices, or GCP;

•

preparation and submission to the FDA of a new drug application, or NDA, for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labelling for one or more proposed indication(s);

•	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third parties, at which the product candidate or components thereof are manufactured to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCP and the integrity of clinical data in support of the NDA;
•	payment of user fees and securing FDA approval of the NDA to allow marketing of the new drug product; and
•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct any post-approval studies required by the FDA.

Preclinical Studies

Before an applicant begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage, including in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity and long-term toxicity studies may continue after the IND is submitted.

The IND and IRB Processes

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their voluntary informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial, and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In these cases, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol may not be allowed to proceed, while other protocols may be allowed. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, a clinical trial may only resume after the FDA has so notified the sponsor. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the clinical trial can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or the competitive environment.

Information about clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries, as well.

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with the initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

On December 13, 2016, the 21st Century Cures Act, or the Cures Act, established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product candidate to human subjects under the supervision of a qualified investigator in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written clinical trial protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Human clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may also be required after approval.

Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or in patients. During Phase 1 clinical trials, information about the investigational drug product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials. Phase 2 clinical trials are well controlled, closely monitored and conducted in a limited patient population.

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 clinical trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a drug. Such Phase 3 studies are referred to as “pivotal.”

In some cases, the FDA may approve an NDA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group and to further document a clinical benefit in the case of drugs approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Concurrent with clinical trials, companies often complete additional animal studies. They must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety (90) days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act in 2012. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Review and Approval of an NDA

In order to obtain approval to market a drug product in the United States, a marketing application must be submitted to the FDA that provides sufficient data establishing the safety, purity and potency of the proposed drug product for its intended indication. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by independent investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the drug product to the satisfaction of the FDA.

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new non-biologic drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. BLAs are submitted for approval of biologic products. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2020 is $325,424. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.

The FDA conducts a preliminary review of the application, generally within 60 calendar days of its receipt, and strives to inform the sponsor within 74 days whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for Priority Review are meant to be reviewed within six months of the filing date. For applications seeking approval of products that are not NMEs, the ten-month and six-month review periods run from the date that the FDA receives the application. The review process and the Prescription Drug User Fee Act, or PDUFA, goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an application, the FDA typically will inspect the facility or facilities where the product is being or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. A REMS uses risk-minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, the seriousness of the disease, the expected benefit of the product, the expected duration of treatment, the seriousness of known or potential adverse events and whether the product is a new molecular entity.

The FDA may refer an application for a novel product to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that review, evaluate and provide a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but the FDA considers such recommendations carefully when making decisions.

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as Fast Track designation, Breakthrough Therapy designation, Priority Review designation and Regenerative Advanced Therapy designation.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interaction with the FDA, and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information, and the sponsor must pay applicable user fees. However, the FDA’s time-period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for Priority Review if it treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A Priority Review designation is intended to direct overall attention and resources to the evaluation of such applications and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

With passage of the Cures Act in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as Regenerative Advanced Therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and if preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a Regenerative Advanced Therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for Priority Review and accelerated approval based on surrogate or intermediate endpoints.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, efficacy biomarker or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. The benefit of accelerated approval derives from the potential to receive approval based on surrogate endpoints sooner than possible for trials with clinical or survival endpoints, rather than deriving from any explicit shortening of the FDA approval timeline, as is the case with Priority Review.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to initiate expedited proceedings to withdraw approval of the product. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a new product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, or require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including a REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS programs can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. The FDA may require a REMS before or after approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product. After approval, many types of changes to the approved product, such as adding new indications, changing manufacturing processes and adding labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA may have imposed as part of the approval process. The sponsor will be required to report, among other things, certain adverse reactions and manufacturing problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release, the manufacturer must submit to the FDA samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an Abbreviated New Drug Application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are abbreviated because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, route of administration, dosage form, strength and conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is bioequivalent to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or the patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

The FDA must establish a Priority Review track for certain generic drugs, requiring the FDA to review a drug application within eight months for a drug that has three or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The FDA is also authorized to expedite review of “competitor generic therapies” or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the applicant is not seeking approval).

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, the expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which a generic (ANDA or 505(b)(2) NDA) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by a proposed generic product.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must seek orphan drug designation before submitting an NDA for the candidate product. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same condition for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different conditions. If a drug designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. Additionally, the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Health Care Law and Regulation

Health care providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations, include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or making false statements relating to health care matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

•

the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.

Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Pharmaceutical Insurance Coverage and Health Care Reform

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated health care costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of health care costs also has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States.

In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Among the provisions of the ACA of importance to our potential product candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	expanded the types of entities eligible for the 340B drug discount program;
•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, is effective as of 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration has recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

Additionally, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ advertisements to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Review and Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. Specifically, however, the process governing approval of medicinal products in the European Union, or EU, generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

Clinical Trial Approval

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual member states of the European Union, or EU Member States, govern the system for the approval of clinical trials in the EU. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, was adopted. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States). Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Concerned Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

PRIME Designation in the EU

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority Medicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies, are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Marketing Authorization

To obtain a marketing authorization for a product under EU regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e., the EU as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the applicant also be used in certain other cases. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of EU law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU Member States and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard”. The European Parliament’s role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

The European Commission may grant a so-called “marketing authorization under exceptional circumstances”. Such authorization is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

•

the applicant must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;

•

the medicinal product in question may be supplied on medical prescription only and may in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radiopharmaceutical, by an authorized person; and

•

the package leaflet and any medical information must draw the attention of the medical practitioner to the fact that the particulars available concerning the medicinal product in question are as yet inadequate in certain specified respects.

A marketing authorization under exceptional circumstances is subject to annual review to reassess the risk-benefit balance in an annual reassessment procedure. Continuation of the authorization is linked to the annual reassessment and a negative assessment could potentially result in the marketing authorization being suspended or revoked. The renewal of a marketing authorization of a medicinal product under exceptional circumstances, however, follows the same rules as a “normal” marketing authorization. Thus, a marketing authorization under exceptional circumstances is granted for an initial five years, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal.

The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

The EU medicines rules expressly permit the EU Member States to adopt national legislation prohibiting or restricting the sale, supply or use of any medicinal product containing, consisting of or derived from a specific type of human or animal cell, such as embryonic stem cells. While the products we have in development do not make use of embryonic stem cells, it is possible that the national laws in certain EU Member States may prohibit or restrict us from commercializing our products, even if they have been granted an EU marketing authorization.

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.

The mutual recognition procedure similarly is based on the acceptance by the competent authorities of the EU Member States of the marketing authorization of a medicinal product by the competent authorities of other EU Member States. The holder of a national marketing authorization may submit an application to the competent authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU Member State.

Regulatory Data Protection in the EU

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be an NCE so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Paediatric Studies and Exclusivity

Prior to obtaining a marketing authorization in the European Union, applicants must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate.

Orphan Drug Designation and Exclusivity

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

Regulatory Requirements After a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•	Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•

The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

•

The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and are also subject to EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020.  Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years).  Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.  The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Pricing Decisions for Approved Products

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, EU Member States have the option to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense.

As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced EU Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Employees

As of February 28, 2020, we had 73 full-time employees, including a total of 31 employees with M.D. or Ph.D. degrees. Of these full-time employees, 53 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Item 1A. Risk Factors.

Our future operating results could differ materially from the results described in this Annual Report on Form 10-K due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See page i of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $82.7 million for the year ended December 31, 2019 and $32.6 million for the year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $150.8 million. To date, we have funded our operations primarily through the issuance of common stock in our initial public offering, or IPO, convertible preferred stock and convertible notes, and an upfront payment received under the collaboration and license agreement with Acceleron Pharma Inc., or Acceleron. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	continue our clinical development of losmapimod, including our ongoing Phase 2b and Phase 2 open label clinical trials;
•	continue investigational new drug application, or IND, enabling studies and prepare for a planned Phase 1 clinical trial of FTX-6058;
•	advance clinical-stage product candidates into later stage trials;
•	pursue the discovery of drug targets for other rare diseases and the subsequent development of any resulting product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 2b and Phase 2 open label clinical trials of losmapimod and prepare for a planned Phase 1 clinical trial of FTX-6058; and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our ongoing Phase 2b and Phase 2 open label clinical trials of losmapimod;
•

the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates, including our planned Phase 1 clinical trial of FTX-6058;

•	the number of and development requirements for other product candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient, or API, and manufacture of our product candidates and the terms of such arrangements;
•	the success of our collaboration with Acceleron;
•	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment or receipt of milestones, royalties and other collaboration-based revenues, if any;
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

As of December 31, 2019, we had cash and cash equivalents of approximately $96.7 million. We believe that our cash and cash equivalents as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Previously, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2018 that was issued prior to our IPO included a going concern uncertainty paragraph. With the completion of our IPO, we believe that our existing cash and cash equivalents as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had federal and state net operating loss carryforwards of $111.6 million and $111.1 million, respectively, which begin to expire in 2035. Approximately $80.6 million of the federal net operating losses can be carried forward indefinitely. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $2.8 million and $2.4 million, respectively, which begin to expire in 2035 and 2030, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

Risks Related to the Discovery and Development of our Product Candidates

We are early in our development efforts, and we only have one product candidate in clinical trials. Our other product candidate is in IND-enabling studies. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts, and we have advanced only one candidate into clinical trials, losmapimod for the treatment of facioscapulohumeral muscular dystrophy, or FSHD. FTX-6058, our other product candidate, is in IND-enabling studies. We have invested substantially all of our efforts and financial resources in our proprietary product engine to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of rare diseases. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successfully completing preclinical studies and clinical trials;
•	allowance by the FDA or other regulatory agencies of the INDs, clinical trial applications, or CTAs, or other regulatory filings for losmapimod, FTX-6058 and future product candidates;
•	expanding and maintaining a workforce of experienced scientists and others to continue to develop our product candidates;
•	applying for and receiving marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining intellectual property protection and regulatory exclusivity for our product candidates;

•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	establishing sales, marketing and distribution capabilities and successfully launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
•	maintaining, enforcing, defending and protecting our rights in our intellectual property portfolio;
•	not infringing, misappropriating or otherwise violating others’ intellectual property or proprietary rights; and
•	maintaining a continued acceptable safety profile of the products following receipt of any regulatory approvals.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which would materially harm our business.

We may not be successful in our efforts to use our product engine to build a pipeline of product candidates.

A key element of our strategy is to use our proprietary product engine to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of rare diseases, with an initial focus on identifying small molecules specific to the identified cellular target. Even if we are successful in identifying drug targets and potential product candidates, such candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. Identifying, developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in product development. We cannot provide stockholders any assurance that we will be able to successfully identify additional product candidates with our product engine, including those subject to our collaboration with Acceleron, advance any of these additional product candidates through the development process or successfully commercialize any such additional product candidates. Regulatory authorities have substantial discretion in the approval process and may cause delays in the approval or rejection of an application. As a result of these factors, it is difficult for us to predict the time and cost of product candidate development. There can be no assurance that any development problems we experience in the future related to our proprietary product engine or any of our research or development programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. If we do not successfully identify, develop, obtain regulatory approval for and commercialize product candidates based upon our technological approach, we will not be able to generate product revenues.

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

We are conducting Phase 2b and Phase 2 open label clinical trials of losmapimod in patients with FSHD in Europe and currently plan to conduct additional clinical trials for our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We are currently conducting Phase 2b and Phase 2 open label clinical trials of losmapimod in patients with FSHD in Europe, and we plan to conduct additional clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

We expect to rely on third parties to manufacture clinical supplies of our product candidates and commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If we are unable to enter into such arrangements on the terms or timeline we expect, development and/or commercialization of our product candidates may be delayed. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements. These facilities may also be affected by natural disasters, such as floods or fire, as well as public health issues (for example, an outbreak of a contagious disease such as the novel coronavirus), or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

We currently rely on third-party clinical research organizations to conduct our ongoing Phase 2b and Phase 2 open label clinical trials of losmapimod and plan to rely on third-party clinical research organizations or third-party research collaboratives to conduct our planned clinical trials. We do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

We do not have any manufacturing facilities. Although we believe we have obtained sufficient losmapimod tablets from GSK to complete our ongoing Phase 2 clinical trials and that we have received a sufficient quantity of losmapimod API to complete further clinical trials in FSHD, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it. We have also engaged a contract manufacturing organization to prepare our own API and to manufacture losmapimod tablets. While we believe that we have all the necessary information from GSK to enable any required technology transfer to a contract manufacturing organization, there can be no assurances that we will be able to effect such transfer in a timely manner.

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

We have entered into, and may in the future enter into, collaborations with third parties for the development or commercialization of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.

In December 2019, we entered into a collaboration and license agreement with Acceleron to identify biological targets to modulate specific pathways associated with a targeted indication within the pulmonary disease space. While we have retained all rights to and are developing on our own our current product candidates, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to our other existing or future product candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations that we enter into, including our collaboration with Acceleron, may not be successful, and any success will depend heavily on the efforts and activities of such collaborators. Collaborations pose a number of risks, including the following:

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

For some of our product candidates, we may decide to collaborate with pharmaceutical or biotechnology companies for the development and potential commercialization of those product candidates. For example, in December 2019, we entered into a collaboration and license agreement with Acceleron to identify biological targets to modulate specific pathways associated with a targeted indication within the pulmonary disease space. We face significant competition in seeking appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

We may also be restricted under existing or future license agreements from entering into agreements on certain terms with potential collaborators. For example, we are restricted by GSK’s right of first negotiation under our current license agreement with them. We are also restricted under our collaboration with Acceleron from, directly or indirectly, researching, developing, manufacturing, commercializing, using or otherwise exploiting any compound or product for the treatment, prophylaxis, or diagnosis of a targeted indication within the pulmonary disease space, other than for Acceleron, while we are performing the research activities pursuant to the research plan and for a specified period thereafter. Additionally, we are restricted under our collaboration with Acceleron from researching, developing, manufacturing, commercializing, using, or otherwise exploiting any compound or product for the treatment, prophylaxis, or diagnosis of a targeted indication within the pulmonary disease space that is directed against certain specified biological targets identified by us in the performance of the research activities while we are performing the research activities pursuant to the research plan and for a specified period thereafter.

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

Currently, our patent portfolio related to FTX-6058 is in early stages and comprises one owned PCT application. We have no issued patents related to FTX-6058 or our SCD or ß-thalassemia programs. In order to continue to pursue protection based on the PCT application, we will need to nationalize this application into corresponding foreign applications and/or U.S. non-provisional patent applications prior to the expiration deadline of the PCT application. Even then, as highlighted above, patents may never issue from our patent applications, or the scope of any patent may not be sufficient to provide a competitive advantage. With respect to losmapimod, the patents to losmapimod licensed from GSK as a composition of matter and pharmaceutical composition are expected to expire on February 10, 2023. We own one patent covering the use of losmapimod for the treatment of patients with FSHD and we own one patent covering the use of other clinical-stage p38 inhibitors for the treatment of patients with FSHD. In addition, our owned patents and patent applications pertaining to losmapimod are not to the composition but, rather, are directed to certain methods of treating FSHD. We cannot be certain that our pending patent applications related to the losmapimod program will be granted. Even if such patent applications issue as patents, they will not prevent third parties from commercializing losmapimod for other indications.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. The FDA has granted orphan drug designation to losmapimod for the treatment of FSHD. We plan to apply for orphan drug designation for our  product candidates for FSHD in Europe, and we may seek orphan drug designation for our other current and future product candidates.

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

Even if the FDA agrees that we may pursue an accelerated approval NDA submission, that does not guarantee that the NDA will receive an accelerated approval, or a complete response letter, nor does submission of an accelerated approval NDA ensure that the product candidate will receive a faster development or regulatory review process.

We may seek approval of our product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit (i.e., an intermediate clinical endpoint). The FDA or other applicable regulatory agency makes the determination regarding whether a biomarker efficacy endpoint is reasonably likely to predict long-term clinical benefit.

Prior to seeking such accelerated approval, we will seek feedback from the FDA and otherwise evaluate our ability to seek and receive such accelerated approval. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform one or more adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence and we may be required to evaluate different or additional endpoints in these post-marketing confirmatory trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

In order to market and sell our products in the European Union and many other foreign jurisdictions, we or our potential third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our potential third-party collaborators may not obtain approvals, including conditional authorization, from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical product, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime that applies to products and with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at a minimum of $11,181 and a maximum of $22,363 per false claim;

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2029 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

Since the enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

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

In addition, the Centers for Medicare & Medicaid Services, or CMS, has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization (PA) and step therapy (ST) for six protected classes of drugs, with certain exceptions; permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” as well as add a definition of “price concession” in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States, and members of Congress and the Trump administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration continues to press for further drug price control measures that could be enacted during the annual budget process or in other future legislation. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump administration issued a plan to lower drug prices. Under this blueprint for action, the Trump administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ advertisements to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

As of February 28, 2020, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate owned shares representing approximately 60.7% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

The trading price of our common stock has been, and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

Moreover, holders of a substantial number of shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In August 2019, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal facilities consist of office and laboratory space. We occupy approximately 28,731 square feet of office space in Cambridge, Massachusetts under a lease that currently expires in June 2028.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades under the symbol “FULC” on the Nasdaq Global Market and has been publicly traded since July 18, 2019. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of February 28, 2020, there were approximately 74 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

Set forth below is information regarding shares of equity securities sold or issued, and options granted, by us during the year ended December 31, 2019 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On February 8, 2019, we issued 12,500,000 shares of our Series B preferred stock to GlaxoSmithKline, or GSK, as partial consideration for the right of reference and licenses granted under the right of reference and license agreement with affiliates of GSK. The securities were issued to GSK in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act or Regulation D promulgated thereunder, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The purchaser received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

During the three months ended March 31, 2019, we granted options to purchase an aggregate of 1,020,496 shares of common stock, with exercise prices ranging from $7.84 to $8.33 per share, to our employees, directors, advisors and/or consultants pursuant to our 2016 Stock Incentive Plan, as amended. The options become exercisable upon the schedule specified in the applicable option agreement. The stock options were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. On August 26, 2019, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options.

Purchase of Equity Securities

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 through October 31, 2019	—	$—	—	$—
November 1, 2019 through November 30, 2019	5,126	0.04	—	—
December 1, 2019 through December 31, 2019	—	—	—	—
Total	5,126	$0.04	—	$—

(1)

Represents shares of unvested common stock that were repurchased by us from a former employee upon termination of employment in accordance with the terms of the applicable employee's restricted stock agreement. We repurchased the shares from the former employee at the original purchase price.

The share figures set forth above have been retroactively adjusted, as appropriate, to reflect a one-for-seven reverse stock split of our common stock on July 5, 2019.

Use of Proceeds from Registered Securities

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

We received aggregate gross proceeds from our IPO of $72.0 million, or aggregate net proceeds of $63.9 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

We had not used any of the net proceeds from the IPO as of December 31, 2019 as we have continued to fund operations from proceeds received through our preferred stock financings. We have invested the unused net proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2019.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. We have developed a proprietary product engine that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat the known root cause of genetically defined diseases. We are using our product engine to identify targets that can be drugged by small molecules regardless of the particular underlying mechanism of gene mis-expression. We have identified drug targets to treat the root causes of facioscapulohumeral muscular dystrophy, or FSHD, and certain hemoglobinopathies, namely sickle cell disease, or SCD, and ß-thalassemia. In August 2019, we initiated a Phase 2b clinical trial and a Phase 2 open label clinical trial of losmapimod, our product candidate for FSHD, to evaluate the efficacy and safety of losmapimod in addressing the underlying cause of FSHD.

We plan to submit an investigational new drug application, or IND, for FTX-6058, our product candidate for certain hemoglobinopathies, in the second half of 2020. FTX-6058 is a novel upregulator of fetal hemoglobin. In pre-clinical research, treatment with FTX-6058 was shown to increase HbF levels to approximately 30% of total hemoglobin as measured by high performance liquid chromatography and mass spectrometry methods in human erythroid progenitor cells from multiple donors. FTX-6058 also elevated HbF in vivo in animal models at plasma concentrations reasonably expected to be achieved in humans.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and product engine, identifying drug targets and potential product candidates, in-licensing assets, producing drug substance and drug product material for use in clinical trials and conducting pre-clinical studies and early clinical trials. To date, we have funded our operations primarily through the issuance of common stock in our initial public offering, or IPO, convertible preferred stock and convertible notes, and an upfront payment received under the collaboration and license agreement, or the Acceleron Collaboration Agreement, with Acceleron Pharma Inc., or Acceleron.

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

In December 2019, we entered into the Acceleron Collaboration Agreement, to identify biological targets to modulate specific pathways associated with a targeted indication within the pulmonary disease space. Under the collaboration and license agreement with Acceleron, we granted Acceleron an exclusive worldwide license under certain intellectual property rights to make, have made, use, sell, have sold, import, export, distribute and have distributed, market, have marketed, promote, have promoted, or otherwise exploit molecules and products directed against or expressing certain biological targets identified by us for the treatment, prophylaxis, or diagnosis of a targeted indication within the pulmonary disease space. The primary goal of the collaboration is to identify and validate potential biological targets for further research, in order to support the development, manufacture and commercialization of product candidates by Acceleron for the targeted indication by leveraging our proprietary product engine.

Under the terms of the Acceleron Collaboration Agreement, we received a $10.0 million upfront payment from Acceleron in December 2019. We are also eligible to receive up to $438.5 million in the aggregate in milestone payments with respect to certain research, developmental, clinical, regulatory and sales-related milestones.  We are also be eligible to receive tiered royalty payments based on Acceleron’s (and any of its affiliates’ and sublicensees’) annual worldwide net sales of products directed to any identified targets.

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $82.7 million and $32.6 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $150.8 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

•	continue our clinical development of losmapimod, including our ongoing Phase 2b and Phase 2 open label clinical trials;
•	continue IND-enabling studies and prepare for a planned Phase 1 clinical trial of FTX-6058;
•	advance clinical-stage product candidates into later stage trials;
•	pursue the discovery of drug targets for other rare diseases and the subsequent development of any resulting product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

As of December 31, 2019, we had $96.7 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for several years, if at all. If our development efforts for our current or future product candidates are successful and result in marketing approval, we may generate revenue in the future from product sales. We cannot predict if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

For the year ended December 31, 2019, we recognized no collaboration revenue under the Acceleron Collaboration Agreement. As of December 31, 2019, we have recorded $10.0 million of deferred revenue associated with the Acceleron Collaboration Agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of December 31, 2019, we had not received any milestone, royalty, or cost reimbursement payments under the Acceleron Collaboration Agreement.

In the future, we will generate revenue from the Acceleron Collaboration Agreement associated with the $10.0 million upfront payment, which we have recorded as deferred revenue as of December 31, 2019, and reimbursement of costs incurred under the Acceleron Collaboration Agreement, and we may generate additional revenue from milestones and royalty payments under the Acceleron Collaboration Agreement. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year based upon our pattern of performance under the Acceleron Collaboration Agreement and as a result of the timing, amount, and achievement of milestones and reimbursement of costs incurred under the Acceleron Collaboration Agreement.

We may also in the future enter into additional license or collaboration agreements for our product candidates or intellectual property, and we may generate revenue in the future from payments as a result of such license or collaboration agreements.

Operating Expenses

Research and Development Expenses

Research and development expenses represent costs incurred by us for the discovery, development, and manufacture of our product candidates and include:

•	external research and development expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and consultants;
•	salaries, payroll taxes, employee benefits and stock-based compensation expenses for individuals involved in research and development efforts;
•	laboratory supplies;
•	in-process research and development, or IPR&D, expenses, which relate to IPR&D acquired as part of an asset acquisition for which there is no alternative future use;
•	costs related to the achievement of a specified clinical milestone payable to GSK;
•	costs related to compliance with regulatory requirements; and
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and other operating costs.

We expense research and development costs as incurred. We recognize expenses for certain development activities, such as clinical trials and manufacturing, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment or other information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of expenses incurred. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. These amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the years ended December 31, 2019 and 2018. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Losmapimod external expenses include IPR&D expenses. We nominated FTX-6058 as a development candidate in the third quarter of 2019.

	Year Ended December 31,
(in thousands)	2019	2018
Losmapimod external expenses	$40,390	$3,108
FTX-6058 external expenses	3,215	—
Pre-development candidate expenses and unallocated expenses	14,948	13,534
Internal research and development expenses	12,519	8,542
Total research and development expenses	$71,072	$25,184

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following summarizes our results of operations for the years ended December 31, 2019 and 2018, along with the changes in those items in dollars:

	Year Ended December 31,		Change
(in thousands)	2019	2018	$
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	71,072	25,184	45,888
General and administrative	13,145	8,314	4,831
Total operating expenses	84,217	33,498	50,719
Loss from operations	(84,217)	(33,498)	(50,719)
Other income, net	1,540	910	630
Net loss	$(82,677)	$(32,588)	$(50,089)

Collaboration Revenue

We recognized no collaboration revenue during the years ended December 31, 2019 and 2018. As of December 31, 2019, we have recorded $10.0 million of deferred revenue associated with the Acceleron Collaboration Agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. We will recognize revenue under the Acceleron Collaboration Agreement based on our pattern of performance of the identified performance obligation, which is the period over which we will perform research services under the Acceleron Collaboration Agreement.

Research and Development Expenses

Research and development expense increased by $45.9 million from $25.2 million for the year ended December 31, 2018 to $71.1 million for the year ended December 31, 2019. The increase in research and development expense was primarily attributable to the following:

•

$25.6 million in increased IPR&D expenses associated with the recognition of the fair value attributable to the right of reference and license agreement with GSK during the year ended December 31, 2019;

•

$9.1 million in increased costs for external clinical activities as we advanced losmapimod into Phase 1, Phase 2b, and Phase 2 open label clinical trials, and conducted preparatory studies in anticipation of initiating those Phase 2 clinical trials;

•	$4.0 million in increased personnel-related costs due to increased headcount, including $0.9 million of increased stock-based compensation expense;
•

$2.5 million in increased costs associated with the achievement of a milestone due under the right of reference and license agreement with GSK upon the initiation of a Phase 2 clinical trial of losmapimod;

•	$1.3 million in increased costs for IND-enabling studies for FTX-6058;
•	$1.0 million in increased laboratory supplies to support our expanding research efforts; and
•	$0.6 million in increased facility-related costs, including depreciation and other utility and maintenance costs.

General and Administrative Expenses

General and administrative expenses increased by $4.8 million from $8.3 million for the year ended December 31, 2018 to $13.1 million for the year ended December 31, 2019. The increase in general and administrative expenses was primarily attributable to the following:

•	$2.5 million in increased consulting and professional fees, including for insurance premiums, legal services, investor relations, market research, recruiting, and accounting; and
•

$2.3 million in increased personnel-related costs, primarily due to increased general and administrative headcount to support the growth of our research and development organization, including $1.2 million of increased stock-based compensation expense.

Other Income, Net

Other income, net increased by $0.6 million from $0.9 million for the year ended December 31, 2018 to $1.5 million for the year ended December 31, 2019. Other income, net during the year ended December 31, 2019 was primarily attributable to investment income of $1.5 million from cash equivalents. During the year ended December 31, 2018, other income, net related primarily to the sale of drug material to a third party for $0.4 million and investment income of $0.5 million from cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Through December 31, 2019, we have primarily funded our operations with aggregate gross proceeds of $222.0 million from the issuance of common stock in our IPO, convertible preferred stock and convertible notes, and an upfront payment received under the Acceleron Collaboration Agreement. As of December 31, 2019, we had cash and cash equivalents of $96.7 million. On July 22, 2019, we completed an IPO of our common stock and issued and sold 4,500,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $63.9 million after deducting underwriting discounts and commissions and estimated offering expenses.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2019	2018
Net cash used in operating activities	$(39,483)	$(22,562)
Net cash used in investing activities	(944)	(8,981)
Net cash provided by financing activities	64,343	105,025
Net increase in cash, cash equivalents, and restricted cash	$23,916	$73,482

Net Cash Used in Operating Activities

Net cash used in operating activities was $39.5 million during the year ended December 31, 2019 compared to net cash used in operating activities of $22.6 million during the year ended December 31, 2018. The increase in net cash used in operating activities of $16.9 million was primarily due to an increase in net loss of $50.1 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018, partially offset by net changes in our operating assets and liabilities of $4.8 million, and a net increase in non-cash expenses of $28.4 million primarily due to an increase in IPR&D expenses of $25.6 million, an increase in stock-based compensation expense of $2.1 million, and an increase in depreciation expense of $0.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.9 million during the year ended December 31, 2019 compared to net cash used in investing activities of $9.0 million during the year ended December 31, 2018. Net cash used in investing activities for the years ended December 31, 2019 and 2018 primarily consisted of purchases of property and equipment. The decrease in net cash used in investing activities of $8.1 million was primarily due to a decrease in purchases of property and equipment associated with our new facility lease that commenced in December 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $64.3 million during the year ended December 31, 2019 compared to net cash provided by financing activities of $105.0 million during the year ended December 31, 2018. The net cash provided by financing activities during the year ended December 31, 2019 was primarily the result of $64.2 million of net proceeds received from our IPO, after deducting underwriting discounts and commissions and estimated offering expenses. As of December 31, 2019, $0.3 million of offering expenses were unpaid. The net cash provided by financing activities during the year ended December 31, 2018 was primarily the result of $105.1 million of net proceeds received from private placements of our Series A preferred stock and Series B preferred stock.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, we expect to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

Based on our current operating plan, we believe that our existing cash and cash equivalents as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

•	the progress, costs and results of our ongoing Phase 2b and Phase 2 open label clinical trials of losmapimod;
•

the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates, including our planned Phase 1 clinical trial of FTX-6058;

•	the number of and development requirements for other product candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to enter into contract manufacturing arrangements for supply of API and manufacture of our product candidates and the terms of such arrangements;
•	the success of our collaboration with Acceleron;
•	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment or receipt of milestones, royalties and other collaboration-based revenues, if any;
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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration arrangements, strategic alliances and marketing, distribution or licensing arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts, and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements, strategic alliances or marketing, distribution or licensing arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 and the effects that these obligations are expected to have on our liquidity and cash flows in future periods:

(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)	$21,747	$2,285	$4,778	$5,069	$9,615
Capital lease obligation	71	53	18	—	—
	$21,818	$2,338	$4,796	$5,069	$9,615

(1)

Represents future minimum lease payments under our non-cancelable operating lease, which expires in June 2028. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

Under our right of reference and license agreement that we entered into in February 2019 with affiliates of GSK, we have payment obligations that are contingent upon the occurrence of future events such as our achievement of specified clinical, regulatory and sales milestones and are required to make royalty payments in connection with the sale of products developed under the agreement. Specifically, we may owe GSK up to $37.5 million in certain specified clinical and regulatory milestones, including a $2.5 million milestone payment we made to GSK during the year ended December 31, 2019 upon the initiation of a Phase 2 clinical trial, and up to $60.0 million in certain specified sales milestones and royalties on product sales, if any. We have not included any such contingent milestone or royalty payment obligations in the table above because the amount (in the case of potential royalty payments), timing and likelihood of such payments are not always known. For additional information regarding this license agreement, including our payment obligations thereunder, see “Business—Right of Reference and License Agreement with GlaxoSmithKline,” and Note 10 to our annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, pre-clinical research studies, synthetic chemistry and testing and manufacturing services. These contracts are generally cancelable by us upon up to 30 days’ prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to and through the date of cancellation. These payments are not included in the preceding table as the amount and timing of these payments are not known.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reported periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the most significant areas involving management’s judgments and estimates. See Note 2 to our annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies.

Revenue Recognition

Under the Financial Accounting Standards Board Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, we perform the following five steps:

1) Identify the contract with the customer

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance and (iii) we determine that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

2) Identify the promises and performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, we must apply judgment to determine whether promised goods and services are capable of being distinct and distinct in the context of the contract. In assessing whether a promised good or service is distinct, we consider factors such as the research, manufacturing and commercialization capabilities of the customer and the availability of the associated expertise in the marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

3) Determine the transaction price

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which we will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment. Changes to the constraint of variable consideration can have a material effect on the amount of revenue recognized in the period.

If an arrangement includes research and development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control, such as regulatory approvals, are generally not considered probable of being achieved until the underlying events occur or the associated approvals are received.

For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We assess our revenue generating arrangements in order to determine whether a significant financing component exists.

4) Allocate the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction consideration is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction consideration to each performance obligation on a relative standalone selling price basis unless the transaction consideration is variable and meets the criteria to be allocated entirely to a single performance obligation or to a distinct service that forms part of a single performance obligation.

5) Recognize revenue when or as the Company satisfies a performance obligation

We may satisfy performance obligations over time or at a point in time, depending on the nature of the performance obligation. Revenue is recognized over time if the customer simultaneously receives and consumes the benefits provided by the entity’s performance, the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

For revenue that we recognize over time, we assess whether an input or an output method is the appropriate measure of progress associated with the satisfaction of the performance obligation. In determining the appropriate method for measuring progress, we consider the nature of the good or service that the we have promised to transfer to the customer. Output methods recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract. Input methods recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation. Estimates inherent to our measurement of progress associated with the satisfaction of performance obligations include the total estimated costs to satisfy the associated performance obligation.

See Note 9, “Acceleron Collaboration Agreement”, for further information on the application of ASC 606 to the Acceleron Collaboration Agreement.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Stock-Based Compensation

We measure stock-based compensation expense related to all restricted stock awards and stock options based on the fair value of the award on the date of grant. We recognize compensation expense for these awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We have also granted certain stock-based awards with performance-based vesting conditions. We recognize compensation expense for awards with performance-based vesting conditions over the remaining service period using an accelerated attribution method when management determines that achievement of the performance condition is probable. At each reporting date, we evaluate if the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions.

We determine the fair value of restricted stock awards based on the estimated fair value of our common stock on the date of grant, less any applicable purchase price. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. The determination of the grant date fair value of stock options using an option pricing model is affected principally by our estimated fair value of our common stock and requires management to make a number of other assumptions, including the expected term of the option, the estimated volatility of the underlying shares, the risk-free interest rate, and expected dividends. The assumptions used in the determination of the grant date fair value of stock options represent management’s best estimates at the time of measurement. Given the lack of public market for our common stock prior to the closing of our IPO and a lack of company-specific historical and implied volatility data, we based the estimate of expected volatility on the historical volatility of a representative group of publicly traded companies for which historical information is available. The historical volatility is calculated based on a period of time commensurate with the assumption used for the expected term. We use the simplified method to calculate the expected term for all stock options. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on common stock.

In future periods, we expect stock-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense and as we grant additional stock-based awards to continue to attract and retain our employees.

Determination of Fair Value of Common Stock and Series B Preferred Stock prior to our IPO

Prior to our IPO, there was no public market for our common stock. As a result, the estimated fair value of our common stock and Series B preferred stock was determined by our board of directors and management, respectively, as of the date of each equity issuance considering our most recently available third-party valuations of common stock or Series B preferred stock, and our assessment of additional objective and subjective factors. We were required to estimate the fair value of our common stock underlying our stock-based awards when estimating the grant date fair value of those awards. Additionally, we were required to estimate the fair value of the Series B preferred stock issued pursuant to the right of reference and license agreement that we entered into with GSK in February 2019. The third-party valuations of our common stock and our Series B preferred stock were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The assumptions underlying these valuations represented our best estimates, which involved inherent uncertainties and the application of judgment.

Following the closing of our IPO, we have determined the fair value of our common stock based on the quoted market price of our common stock on the Nasdaq Global Market.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in our tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of the assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Potential for recovery of deferred tax assets is evaluated by considering several factors, including estimating the future taxable profits expected, estimating future reversals of existing taxable temporary differences, considering taxable profits in carryback periods, and considering prudent and feasible tax planning strategies.

We account for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in the law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position. As of each balance sheet date, we did not have any uncertain tax positions.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing at the end of this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. As of December 31, 2019, we had cash and cash equivalents of $96.7 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2019, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019 and 2018.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, are presented beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

We post our Code of Business Conduct and Ethics, which applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the “Corporate Governance” sub-section of the “Investor Relations” section (ir.fulcrumtx.com) of our corporate website at www.fulcrumtx.com. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Consolidated Financial Statements

The following documents are included on pages F-1 through F-28 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fulcrum Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fulcrum Therapeutics, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

March 5, 2020

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$96,713	$72,797
Prepaid expenses and other current assets	3,370	1,298
Total current assets	100,083	74,095
Property and equipment, net	9,205	10,546
Restricted cash	1,092	1,092
Other assets	59	38
Total assets	$110,439	$85,771
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,186	$1,263
Accrued expenses and other current liabilities	5,496	2,497
Deferred lease incentive, current portion	469	469
Deferred revenue, current portion	3,989	—
Total current liabilities	12,140	4,229
Deferred rent, excluding current portion	1,559	1,402
Deferred lease incentive, excluding current portion	3,521	3,990
Deferred revenue, excluding current portion	6,011	—
Other liabilities, excluding current portion	55	150
Total liabilities	23,286	9,771
Commitments and contingencies (Note 11)
Series A convertible preferred stock, $0.001 par value; no shares and 60,000,000 shares authorized, issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	—	59,909
Series B convertible preferred stock, $0.001 par value; no shares and 40,000,000 shares authorized, issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	—	79,761
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of December 31, 2019; no shares issued or outstanding as of December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 and 135,000,000 shares authorized as of December 31, 2019 and December 31, 2018, respectively; 23,335,514 and 2,791,764 shares issued as of December 31, 2019 and December 31, 2018, respectively; 22,654,444 and 1,587,953 shares outstanding as of December 31, 2019 and December 31, 2018, respectively	23	2
Treasury stock, at cost; no shares and 67,024 shares as of December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	237,931	4,452
Accumulated deficit	(150,801)	(68,124)
Total stockholders’ equity (deficit)	87,153	(63,670)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$110,439	$85,771

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018
Collaboration revenue	$—	$—
Operating expenses:
Research and development	71,072	25,184
General and administrative	13,145	8,314
Total operating expenses	84,217	33,498
Loss from operations	(84,217)	(33,498)
Other income, net:
Interest income, net	1,511	518
Other income	29	392
Net loss and comprehensive loss	$(82,677)	$(32,588)
Cumulative convertible preferred stock dividends	(7,128)	(6,559)
Net loss attributable to common stockholders	$(89,805)	$(39,147)
Net loss per share attributable to common stockholders, basic and diluted	$(8.13)	$(31.14)
Weighted average number of common shares used in net loss per share attributable to common stockholders, basic and diluted	11,046	1,257

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2017	34,666,666	$34,587	—	$—	972,266	$1	8,036	$—	$2,270	$(35,536)	$(33,265)
Issuance of Series A convertible preferred stock at $1.00 per share, net of issuance costs	25,333,334	25,322	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock at $2.00 per share, net of issuance costs	—	—	40,000,000	79,761	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	615,687	1	—	—	23	—	24
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	93,711	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(34,723)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,159	—	2,159
Net loss	—	—	—	—	—	—	—	—	—	(32,588)	(32,588)
Balance at December 31, 2018	60,000,000	$59,909	40,000,000	$79,761	1,587,953	$2	67,024	$—	$4,452	$(68,124)	$(63,670)
Issuance of Series B convertible preferred stock in connection with asset acquisition, net of issuance costs	—	—	12,500,000	25,466	—	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(60,000,000)	(59,909)	(52,500,000)	(105,227)	16,071,418	16	—	—	165,120	—	165,136
Initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	4,500,000	5	—	—	63,867	—	63,872
Issuance of common stock	—	—	—	—	495,073	—	—	—	268	—	268
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	61,450	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(128,474)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,224	—	4,224
Net loss	—	—	—	—	—	—	—	—	—	(82,677)	(82,677)
Balance at December 31, 2019	—	$—	—	$—	22,654,444	$23	—	$—	$237,931	$(150,801)	$87,153

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018
Operating activities
Net loss	$(82,677)	$(32,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,053	1,345
Stock-based compensation expense	4,224	2,159
In-process research and development expenses	25,591	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,459)	(40)
Other assets	(20)	22
Accounts payable	803	(20)
Accrued expenses and other liabilities	2,949	1,223
Deferred revenue	10,000	—
Deferred rent and deferred lease incentive	53	5,337
Net cash used in operating activities	$(39,483)	$(22,562)
Investing activities
Purchases of property and equipment	(853)	(8,981)
Transaction costs associated with asset acquisition	(91)	—
Net cash used in investing activities	(944)	(8,981)
Financing activities
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	25,322
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	(34)	79,761
Proceeds from initial public offering of common stock, net of underwriting discounts and commissions	64,173	—
Principal payments on capital lease obligations	(45)	(70)
Proceeds from issuance of common stock under benefit plans	249	12
Net cash provided by financing activities	64,343	105,025
Net increase in cash, cash equivalents and restricted cash	23,916	73,482
Cash, cash equivalents, and restricted cash, beginning of period	73,889	407
Cash, cash equivalents, and restricted cash, end of period	$97,805	$73,889
Supplemental cash flow information
Cash paid for interest	$7	$10
Non-cash investing and financing activities:
Acquisition of in process research and development through issuance of stock	$25,500	$—
Conversion of convertible preferred stock into common stock	$165,136	$—
Property and equipment purchases unpaid at end of period	$34	$174
Public offering costs unpaid at end of period	$301	$—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$96,713	$72,797
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$97,805	$73,889

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Fulcrum Therapeutics, Inc. (the “Company” or “Fulcrum”) was incorporated in Delaware on August 18, 2015. The Company is focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need.

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

Initial Public Offering

On July 22, 2019, the Company completed an initial public offering (“IPO”) of its common stock and issued and sold 4,500,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $63.9 million after deducting underwriting discounts and commissions and estimated offering expenses. Upon the closing of the IPO, all 112,500,000 shares of outstanding preferred stock automatically converted into 16,071,418 shares of common stock.

On July 5, 2019, in connection with the IPO, the Company effected a one-for-seven reverse stock split of the Company’s issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each of the Company’s outstanding series of preferred stock. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the IPO, issuances of convertible notes and convertible preferred stock, and an upfront payment received from its collaboration and license agreement (the “Acceleron Collaboration Agreement”) with Acceleron Pharma Inc. (“Acceleron”). As of December 31, 2019, the Company had an accumulated deficit of $150.8 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

As of the date of issuance of these financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. If the Company is unable to raise additional funds through equity or debt financings when needed, it may be required to delay, limit, reduce or terminate development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Fulcrum Therapeutics Securities Corp., which is a Massachusetts subsidiary created to buy, sell, and hold securities. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amount of expenses during the reported periods. Estimates inherent in the preparation of these consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock-based compensation expense, the fair value of the common stock and convertible preferred stock prior to the completion of the Company’s IPO, and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ from those estimates or assumptions.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. These assets include investments in money market funds that invest in U.S. Treasury obligations. The Company maintains its bank accounts at major financial institutions.

Restricted Cash

Restricted cash represents the cash held to secure a letter of credit associated with the Company’s facility lease.

Fair Value of Financial Instruments

The fair value of the Company’s financial assets and liabilities reflects the Company’s estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company’s assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3).

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Maintenance and repairs to an asset that do not improve or extend its life are charged to operations. Depreciation expense is recorded using the straight-line method over the estimated useful life of the related asset as follows:

Estimated Useful Life (in years)
Lab equipment	5
Furniture and fixtures	4
Computer equipment	3
Software	3
Leasehold improvements	Shorter of useful life or remaining lease term

Construction-in-progress is stated at cost, which includes direct costs attributable to the setup or construction of the related asset. Depreciation expense is not recorded on construction-in-progress until the relevant assets are completed and put into use. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the Company’s consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use or disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2019 and 2018.

Leases

Leases are classified at their inception as either operating or capital leases. The Company recognizes rent expense for its facility lease, which is classified as an operating lease, on a straight-line basis over the respective lease term, inclusive of rent escalation provisions and rent holidays. The difference between rent payments made and straight-line rent expense is recorded as deferred rent. Additionally, the Company recognizes tenant improvement allowances for its operating leases as a deferred lease incentive and amortizes the lease incentive as a reduction to rent expense on a straight-line basis over the respective lease term.

Revenue Recognition

Under ASC 606, Revenue from Contracts with Customers, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, the Company performs the following five steps:

1) Identify the contract with the customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

2) Identify the promises and performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, the Company must apply judgment to determine whether promised goods and services are capable of being distinct and distinct in the context of the contract. In assessing whether a promised good or service is distinct, the Company considers factors such as the research, manufacturing and commercialization capabilities of the customer and the availability of the associated expertise in the marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment. Changes to the constraint of variable consideration can have a material effect on the amount of revenue recognized in the period.

If an arrangement includes research and development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control, such as regulatory approvals, are generally not considered probable of being achieved until the underlying events occur or the associated approvals are received.

For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company assesses its revenue generating arrangements in order to determine whether a significant financing component exists.

4) Allocate the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction consideration is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction consideration to each performance obligation on a relative standalone selling price basis unless the transaction consideration is variable and meets the criteria to be allocated entirely to a single performance obligation or to a distinct service that forms part of a single performance obligation.

5) Recognize revenue when or as the Company satisfies a performance obligation

The Company may satisfy performance obligations over time or at a point in time, depending on the nature of the performance obligation. Revenue is recognized over time if the customer simultaneously receives and consumes the benefits provided by the entity’s performance, the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

For revenue that the Company recognizes over time, the Company assesses whether an input or an output method is the appropriate measure of progress associated with the satisfaction of the performance obligation. In determining the appropriate method for measuring progress, the Company considers the nature of the good or service that it has promised to transfer to the customer. Output methods recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract. Input methods recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation. Estimates inherent to the measurement of progress associated with the satisfaction of performance obligations include the total estimated costs to satisfy the associated performance obligation.

See Note 9, “Acceleron Collaboration Agreement”, for further information on the application of ASC 606 to the Acceleron Collaboration Agreement.

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including personnel-related expenses such as salaries, payroll taxes, benefits, and stock-based compensation expense, manufacturing and external costs related to outside vendors engaged to conduct both preclinical studies and clinical trials, laboratory supplies, depreciation on and maintenance of research equipment, and the allocable portions of facility costs, such as rent, utilities, repairs and maintenance, depreciation, and general support services. Expenditures relating to research and development are expensed in the period incurred. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other companies. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or trials, including invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at each reporting period. Actual results could differ from the Company’s estimates.

Patent-Related Costs

Patent-related costs incurred in connection with patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the accompanying statements of operations.

Fair Value of Common Stock and Series B Convertible Preferred Stock

The Company determined the estimated fair value of common stock prior to the completion of the IPO and Series B convertible preferred stock (the “Series B Preferred Stock”) based on a number of objective and subjective factors, including, but not limited to, external market conditions affecting the biotechnology industry sector, the prices at which the Company sold shares of convertible preferred stock and the superior rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood and potential timing of achieving a liquidity event, such as an initial public offering, in light of prevailing market conditions. The Company utilized valuation methodologies in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, to estimate the fair value of common stock and the Series B Preferred Stock. The methodologies utilized to estimate the fair value of common stock prior to the completion of the IPO included the guideline public company method and/or the precedent transaction method to estimate the equity value, and the option-pricing method or the hybrid method, which is a probability-weighted expected return method, to allocate equity value to the common stock and preferred stock. The Company utilized the hybrid method to estimate the fair value of the Series B Preferred Stock. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock and the Series B Preferred Stock.

Stock-Based Compensation

The Company measures stock-based awards based on the fair value on the date of grant. Compensation expense associated with those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company has also granted certain stock-based awards with performance-based vesting conditions. The Company records the expense for stock-based awards with performance-based vesting conditions over the remaining service period using an accelerated attribution method when management determines that achievement of the performance condition is probable. At each reporting date, the Company evaluates if the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions.

The fair value of each restricted stock award is based on the fair value of the Company’s common stock on the grant date, less any applicable purchase price. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the fair value of the Company’s common stock, the expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. The historical volatility is calculated based on a period of time commensurate with the assumption used for the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to the lack of historical exercise data and the plain nature of its stock-based awards. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on common stock.

The Company accounts for forfeitures as they occur. The Company classifies stock-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll or service costs are classified.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of the assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Potential for recovery of deferred tax assets is evaluated by considering several factors, including estimating the future taxable profits expected, estimating future reversals of existing taxable temporary differences, considering taxable profits in carryback periods, and considering prudent and feasible tax planning strategies.

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in the law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2019 and 2018, comprehensive loss was equal to net loss.

Net Income (Loss) Per Share

The Company applies the two-class method to compute basic and diluted net income (loss) per share attributable to common stockholders when it has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. The Company’s convertible preferred stock participates in any dividends declared by the Company and are therefore considered to be participating securities. The participating securities are not required to participate in the losses of the Company, and therefore during periods of loss there is no allocation required under the two-class method.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) per share attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options to purchase common stock, unvested restricted stock awards, and shares of convertible preferred stock are considered potential dilutive common shares. The Company has generated a net loss in all periods presented, and therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company and the Company’s chief operating decision-maker, the Company’s chief executive officer, view the Company’s operations and manage its business as a single operating segment.

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates for ASUs. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an EGC.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The standard clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The Company adopted ASU 2017-01 effective as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or footnote disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The standard eliminates, adds and modifies certain disclosure requirements for fair value measurements. The Company adopted ASU 2018-13 effective as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or footnote disclosures.

Recent Accounting Pronouncements—To Be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended by various subsequently issued ASUs. The standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Lessees are required to classify leases as either finance or operating leases. If the lease is effectively a financed-purchase by the lessee, it is classified as a financing lease, otherwise it is classified as an operating lease. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which permits entities to continue applying legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. In November 2019, the FASB deferred the effective date of ASU 2018-11 for private companies to fiscal years beginning after December 15, 2020. The new standard will become effective for the Company on January 1, 2021. The Company will apply the transition method permitted by ASU 2018-11. The Company is currently evaluating the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures. The Company expects to take advantage of certain available expedients by electing the transition package of practical expedients permitted within ASU 2016-02, which allows the Company to not reassess previous accounting conclusions around whether arrangements are, or contain, leases, the classification of leases, and the treatment of initial direct costs. The Company also expects to make an accounting policy election to exclude leases with an initial term of twelve months or less from the balance sheet.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The new standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial position and results of operations.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of the standard applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II of the standard replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The new standard will be effective for the Company on January 1, 2020 under the extended transition period. The Company is currently evaluating the impact that the adoption of ASU 2017-11 will have on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The standard clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The standard amends ASC 808 to refer to the unit-of-account guidance in ASC 606 and requires it to be used only when assessing whether a transaction is in the scope of ASC 606 when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606. The standard requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting that transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The new standard will be effective for the Company on January 1, 2020. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements or footnote disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2019 and 2018 (in thousands):

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$96,713	$96,713	$—	$—
Total	$96,713	$96,713	$—	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$72,797	$72,797	$—	$—
Total	$72,797	$72,797	$—	$—

There have been no transfers between fair value levels during the years ended December 31, 2019 or 2018.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Lab equipment	$5,710	$4,847
Furniture and fixtures	548	542
Computer equipment	512	517
Software	90	90
Leasehold improvements	6,210	6,174
Construction in process	82	334
Total property and equipment	13,152	12,504
Less: accumulated depreciation	(3,947)	(1,958)
Property and equipment, net	$9,205	$10,546

Depreciation expense for the years ended December 31, 2019 and 2018 was $2.1 million and $1.3 million, respectively. Total property and equipment, gross, as of December 31, 2019 and 2018 included $0.2 million of property and equipment recorded under capital leases. Accumulated depreciation, as of December 31, 2019 and 2018, included $0.1 million and less than $0.1 million, respectively, for property and equipment recorded under capital leases.

5. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Prepaid expenses	$2,796	$460
Prepaid sign-on bonuses subject to vesting provisions	179	99
Leasehold improvement allowance receivable	—	366
Interest income receivable	111	135
Other	284	238
Total prepaid expenses and other current assets	$3,370	$1,298

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
External research and development	$2,250	$437
Payroll and benefits	2,239	1,448
Professional services	891	254
Capital lease obligation, current portion	50	46
Restricted stock liability, current portion	17	18
Property and equipment purchases	—	174
Other	49	120
Total accrued expenses and other current liabilities	$5,496	$2,497

Future minimum lease payments associated with the Company’s capital lease obligations are less than $0.1 million in each of the years ending December 31, 2020 and 2021. No minimum lease payments associated with the Company’s capital lease obligations are due after December 31, 2021.

6. Convertible Preferred Stock

In July 2016, the Company entered into a Series A convertible preferred stock purchase agreement (the “2016 Stock Purchase Agreement”), which provided for the issuance and sale of up to 55,000,000 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) at a price of $1.00 per share in three tranches, each of which could occur in multiple closings. Included in the terms of the Series A Preferred Stock purchase agreement were tranche rights. The tranche rights obligated the investors in the Series A Preferred Stock to purchase, and the Company to sell, shares of Series A Preferred Stock at $1.00 per share, subject to the achievement of certain milestones related to the Company’s research platform and organizational development. The specified milestones were waivable with the consent of the holders of a majority of the shares of Series A Preferred Stock.

During the year ended December 31, 2018, the Company sold 25,333,334 shares of Series A Preferred Stock under the 2016 Stock Purchase Agreement for aggregate proceeds of approximately $25.3 million. The Company incurred issuance costs associated with the 2016 Stock Purchase Agreement of less than $0.1 million during the year ended December 31, 2018.

The Company determined that the tranche rights did not meet the definition of a freestanding financial instrument because, while separately exercisable, they were not legally detachable. Further, the Company determined that the embedded future tranche rights did not require bifurcation as they were clearly and closely related to the economic characteristics and risks of the Series A Preferred Stock and did not meet the definition of a derivative on a standalone basis.

In August 2018, the Company entered into a Series B convertible preferred stock purchase agreement (the “Series B Stock Purchase Agreement”), pursuant to which the Company sold 40,000,000 shares of Series B Preferred Stock at a purchase price of $2.00 per share for gross proceeds of $80,000,000. In connection with the Series B Stock Purchase Agreement, the Company’s Certificate of Incorporation was amended and restated to authorize the Company to issue 40,000,000 shares of Series B Preferred Stock. During the year ended December 31, 2019, the Company issued 12,500,000 shares of Series B Preferred Stock in connection with the GSK Agreement (Note 10). The rights, privileges, and preferences of the Series B Preferred Stock issued in connection with the GSK Agreement are consistent with the rights, privileges, and preferences of the Series B Preferred Stock issued during the year ended December 31, 2018.

The Company assessed the Series A Preferred Stock and the Series B Preferred Stock (together, the “Preferred Stock”) for any beneficial conversion features or embedded derivatives, including the conversion option, that would require bifurcation from the Preferred Stock and receive separate accounting treatment. Based on the Company’s determination that the Preferred Stock is an “equity host,” the Company determined that all features of the Preferred Stock were either clearly and closely related to the equity host or did not meet the definition of a derivative, and therefore do not require bifurcation as a derivative liability. On the date of issuance, the estimated fair value of common stock into which the Preferred Stock was convertible was less than the effective conversion price of the Preferred Stock, and as such, there was no beneficial conversion feature at the commitment dates.

As the Preferred Stock was redeemable upon the occurrence of a Deemed Liquidation Event (as defined below), the Preferred Stock has been classified outside of stockholders’ deficit. Since the Preferred Stock was not initially redeemable and the Company determined that it was not probable that it would be redeemable, the carrying value of the Preferred Stock has not been adjusted. No dividends have been declared since inception. Aggregate cumulative dividends associated with the Series A Preferred Stock and the Series B Preferred Stock as of December 31, 2018 were $7.2 million and $2.3 million, respectively.

On July 5, 2019, the Company eliminated the gross proceeds threshold of $45.0 million for a firm-commitment underwritten public offering in order to effect an automatic conversion of all outstanding shares of Preferred Stock into common stock upon the closing of the IPO.

Upon the completion of the IPO on July 22, 2019, all 112,500,000 shares of outstanding Preferred Stock automatically converted into 16,071,418 shares of common stock. In addition, upon the completion of the IPO, the Company amended and restated its certificate of incorporation to authorize 5,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. As of December 31, 2019, no shares of preferred stock were issued or outstanding.

Prior to the closing of the IPO, the holders of the Preferred Stock had the following rights, privileges, and preferences:

Voting Rights

The holders of the Preferred Stock were entitled to vote on all matters submitted to stockholders for a vote and had the right to vote the number of shares equal to the number of shares of common stock into which such shares of Preferred Stock could convert on the record date for determination of stockholders entitled to vote. The holders of Preferred Stock voted together with the holders of common stock as a single class, on an as-converted basis, unless otherwise specified by law or the Certificate of Incorporation. For example, the holders of Series A Preferred Stock, exclusively and as a separate class, were entitled to elect one director of the Company and the holders of Series B Preferred Stock, exclusively and as a separate class, were entitled to elect one director of the Company.

Conversion

Each share of Preferred Stock was convertible, at the option of the holder, at any time, and without the payment of additional consideration by the holder, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the Original Issue Price (as defined below) applicable to such series of Preferred Stock by the Conversion Price (as defined below) applicable to such series of Preferred Stock in effect at the time of conversion. The Original Issue Price was $1.00 per share for Series A Preferred Stock and $2.00 per share for Series B Preferred Stock, each subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Preferred Stock. The Conversion Price was $7.00 per share for Series A Preferred Stock and $14.00 per share for Series B Preferred Stock, each subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization and other adjustments, as set forth in the Company’s Certificate of Incorporation, as amended and/or restated.

Each share of Preferred Stock would have been automatically converted into shares of common stock at the then-effective conversion ratio upon either (i) the closing of the sale of shares of common stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), and, following such offering, the common stock was listed on the New York Stock Exchange or Nasdaq or (ii) the date and time, or the occurrence of an event, specified by the vote or written consent of the holders of at least 65% of the outstanding shares of Preferred Stock. If the holders of at least 65% of the outstanding shares of Preferred Stock approved a mandatory conversion in connection with a proposed Deemed Liquidation Event in which the holders of Series B Preferred Stock would have received less than the full liquidation preference applicable to the Series B Preferred Stock (as discussed below), then the mandatory conversion would have also required the consent of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting together as a separate class.

Dividends

From the date of issuance of the Series B Preferred Stock, dividends at an annual rate of $0.16 per share accrued on such shares of Series B Preferred Stock, subject to adjustment in the event of any stock split, stock dividend, or other similar recapitalization with respect to the Series B Preferred Stock (the “Series B Accruing Dividends”). From the date of issuance of the Series A Preferred Stock, dividends at an annual rate of $0.08 per share accrued on such shares of Series A Preferred Stock, subject to adjustment in the event of any stock split, stock dividend, or other similar recapitalization with respect to the Series A Preferred Stock (the “Series A Accruing Dividends”, and together with the Series B Accruing Dividends, the “Accruing Dividends”). The Accruing Dividends were cumulative and were payable only when and if declared by the board of directors of the Company or in the event of a liquidation, dissolution or winding up of the Company or a Deemed Liquidation Event. The Company could not declare dividends on the common stock unless the holders of Preferred Stock first received, or simultaneously received, a dividend on each outstanding share of Preferred Stock. No dividends have been declared since inception.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or Deemed Liquidation Event, the holders of shares of Preferred Stock then outstanding would have been entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment was made to the holders of common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the applicable Original Issue Price, plus any applicable Accruing Dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had all shares of Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event.

After the payment of all preferential amounts required to be paid to the holders of shares of Preferred Stock, the remaining assets of the Company available for distribution to its stockholders would have been distributed among the holders of the shares of common stock, pro rata based on the number of shares held by each such holder.

Unless the holders of at least 65% of the outstanding shares of Preferred Stock, voting together as a single class, elected otherwise, a “Deemed Liquidation Event” included (i) a merger or consolidation (other than one in which stockholders of the Company owning a majority by voting power of the outstanding shares of the Company prior to the merger or consolidation continue to own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) or (ii) a sale, lease, transfer, exclusive license, or other disposition by the Company or its subsidiaries of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, or the sale or disposition of one or more subsidiaries of the Company if substantially all of the assets of the Company and its subsidiaries, taken as a whole, are held by such subsidiaries.

7. Common Stock

As of December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, $0.001 par value per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors. No dividends have been declared or paid by the Company since its inception.

As of December 31, 2019 and 2018, the Company has reserved for future issuance the following number of shares of common stock:

	December 31, 2019	December 31, 2018
Shares reserved for conversion of outstanding Series A Preferred Stock	—	8,571,427
Shares reserved for conversion of outstanding Series B Preferred Stock	—	5,714,277
Shares reserved for future issuance under the 2016 Stock Incentive Plan	—	919,030
Shares reserved for exercises of outstanding stock options	2,023,828	507,891
Shares reserved for future issuance under the 2019 Stock Incentive Plan	1,866,694	—
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	252,142	—
	4,142,664	15,712,625

8. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. The total number of shares of common stock that were authorized for issuance under the 2016 Plan as of December 31, 2018 was 3,209,285. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of December 31, 2019, no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan is 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved shall be annually increased on January 1, 2020 and each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the such year or (iii) an amount determined by the Company’s board of directors. As of December 31, 2019, there were 1,866,694 shares available for future issuance under the 2019 Plan. On January 1, 2020, the number of shares reserved for issuance under the 2019 Plan was increased by 933,420 shares.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

For financial reporting purposes, the Company performed common stock valuations with the assistance of a third-party specialist as of May 10, 2019, March 15, 2019, November 30, 2018, August 24, 2018, June 1, 2018, December 31, 2017, and December 31, 2016 to determine stock-based compensation expense for restricted stock awards and stock options. Upon completion of the IPO, the fair value of the common stock on the grant date was based on the closing price of the stock on the Nasdaq Global Market on the date of grant.

The Company may repurchase unvested shares at the original purchase price if employees or non-employees are terminated or cease their employment or service relationship with the Company. Shares of common stock repurchased from employees and non-employees are shares held in the Company’s treasury (“Treasury Shares”). The board of directors may, at its discretion, authorize that the Treasury Shares be returned to the pool of authorized but unissued common stock.

The shares of common stock underlying restricted stock awards typically vest over a four-year period. The shares are recorded in stockholders’ equity (deficit) as they vest.

The following table summarizes the Company’s restricted stock activity under the 2019 Plan and 2016 Plan since December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	1,097,561	$3.01
Granted	256,716	3.33
Vested	(503,544)	3.05
Repurchased	(93,711)	3.24
Unvested at December 31, 2018	757,022	$3.07
Granted	—	—
Vested	(349,149)	3.10
Repurchased	(61,450)	3.02
Unvested at December 31, 2019	346,423	3.05

Stock options granted by the Company typically vest over a four year period and have a ten year contractual term. The following table summarizes the Company’s stock option activity under the 2019 Plan and 2016 Plan during the year ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	507,891	$7.12	9.84	$367,427
Granted	1,561,594	9.98
Exercised	(33,782)	7.49
Cancelled	(11,875)	9.58
Outstanding at December 31, 2019	2,023,828	$9.31	9.12	$14,840,035
Exercisable at December 31, 2019	310,423	$7.84	8.94	$2,730,209

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the years ended December 31, 2019 and 2018 was $6.97 per share and $5.06 per share, respectively. The total intrinsic value of stock options exercised in the year ended December 31, 2019 was $0.2 million. No stock options were exercised in the year ended December 31, 2018.

The fair value of stock options granted during the years ended December 31, 2019 and 2018 under the 2019 Plan and 2016 Plan has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Risk-free interest rate	2.3%	2.8%
Expected dividend yield	0.0%	0.0%
Expected term (years)	6.0	6.1
Expected stock price volatility	80.9%	81.6%

Grants Outside of the 2016 Stock Incentive Plan and the 2019 Stock Incentive Plan

During July 2016, the Company issued 724,997 shares and 65,713 shares of common stock outside of the Company’s 2016 Plan to non-employee founders and certain advisors, respectively. The shares were issued under the terms of restricted stock agreements between the Company and such holders, and the unvested shares are subject to repurchase by the Company upon the termination of the holder’s relationship with the Company. Of the total shares issued to non-employee founders, 82,141 vested immediately upon grant; 357,141 vest quarterly over a four-year period based on each holder’s continued service relationship with the Company; and 285,715 vest in equal quarterly installments over a period of one year, commencing with the first quarter after the four-year anniversary of the date of the respective non-employee founder’s agreement, based on each holder’s continued service relationship with the Company. Of the shares issued to non-employee advisors, 34,285 shares vest in equal quarterly installments over four years, 28,571 of the shares vest in equal quarterly installments over a period of two years upon the achievement of certain performance-based milestones, and 2,857 shares vested immediately upon grant. Stock-based compensation expense associated with the performance-based awards is recognized if the performance condition is considered probable of achievement using management’s best estimates. The shares are recorded in stockholders’ equity (deficit) as they vest.

The following table summarizes the Company’s restricted stock activity outside of the 2019 Plan and 2016 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	558,932	$2.94
Granted	—	—
Vested	(112,143)	2.94
Repurchased	—	—
Unvested at December 31, 2018	446,789	$2.94
Granted	—	—
Vested	(112,142)	2.94
Repurchased	—	—
Unvested at December 31, 2019	334,647	$2.94

The aggregate intrinsic value of all restricted stock awards that vested during the years ended December 31, 2019 and 2018 was $4.8 million and $3.4 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$2,247	$1,124
General and administrative	1,977	1,035
Total stock-based compensation expense	$4,224	$2,159

As of December 31, 2019, the Company had an aggregate of $12.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.78 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP shall be annually increased on January 1, 2020, and each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2020, the number of shares reserved for issuance under the 2019 ESPP was increased by 233,355 shares.

9. Acceleron Collaboration Agreement

On December 20, 2019, the Company entered into the Acceleron Collaboration Agreement to identify biological targets to modulate specific pathways associated with a targeted indication within the pulmonary disease space (the “Indication”). Under the terms of the collaboration and license agreement, the Company granted Acceleron an exclusive worldwide license under certain intellectual property rights to make, have made, use, sell, have sold, import, export, distribute and have distributed, market, have marketed, promote, have promoted, or otherwise exploit molecules and products directed against or expressing certain biological targets identified by the Company for the treatment, prophylaxis, or diagnosis of the Indication.

Pursuant to a mutually agreed research plan, the Company will perform assay screening and related research activities to identify and validate potential biological targets for further research, in order to support the development, manufacture and commercialization of product candidates by Acceleron. Upon completion of the research activities, the Company will deliver a data package to Acceleron with respect to the biological targets identified by the Company in the conduct of the research activities for the treatment, prophylaxis, or diagnosis of the Indication. As provided for under the exclusive worldwide license that was conveyed at the inception of the arrangement, Acceleron has the right to designate a specified number of the biological targets identified by the Company for Acceleron’s research, development, manufacture and commercialization of products or molecules directed to such targets for the treatment, prophylaxis, or diagnosis of the Indication (the “Targets”). If Acceleron does not designate any Targets during the designated period, then the Agreement will automatically terminate. If Acceleron designates one or more Targets, then Acceleron will be obligated to use commercially reasonable efforts to seek regulatory approval for one product directed to a Target in certain specified countries. Upon receipt of regulatory approval for any product directed to a Target, Acceleron must use commercially reasonable efforts to commercialize such product in certain specified countries.

Acceleron may also request that the Company perform medicinal chemistry services related to the generation and optimization of molecules directed against or expressing biological targets for the treatment, prophylaxis, or diagnosis of the Indication beyond the scope of the research plan. If the Company agrees to provide such medicinal chemistry services, the Company and Acceleron will negotiate to determine the scope, timeline and budget for such medicinal chemistry services.

The Company received a non-refundable upfront payment of $10.0 million in December 2019 upon the execution of the Acceleron Collaboration Agreement. The Company will be entitled to research milestone payments of up to $18.5 million in the aggregate upon achievement of specified research milestones, development milestone payments of up to $202.5 million in the aggregate upon achievement of specified clinical and regulatory milestones, and sales milestones payments of up to $217.5 million in the aggregate upon the achievement of certain aggregate annual worldwide net sales milestones for certain products directed to a Target that have achieved such milestones. In addition, the Company will be entitled to tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage on Acceleron’s annual worldwide net sales of products directed to any Target, subject to reduction in specified circumstances. The Company is also entitled to receive reimbursement from Acceleron for research costs incurred under the research plan, including internal and external costs.

The Acceleron Collaboration Agreement continues on a country-by-country and Target-by-Target basis until the last to expire royalty term for a product directed to such Target, at which time the Acceleron Collaboration Agreement expires with respect to such Target in such country. Either party has the right to terminate the Acceleron Collaboration Agreement if the other party has materially breached in the performance of its obligations under the contract and such breach has not been cured within the applicable cure period. Acceleron also has the right to terminate the Acceleron Collaboration Agreement for convenience in its entirety or on a Target-by-Target and, if the Company performs medicinal chemistry services, on a molecule-by-molecule basis with respect to any molecule directed against a Target.

While the Company is performing the research activities pursuant to the research plan and for a specified period thereafter, the Company may not research, develop, manufacture, commercialize, use, or otherwise exploit any compound or product for the treatment, prophylaxis, or diagnosis of the Indication other than for Acceleron. While the Company is performing the research activities pursuant to the research plan and for a specified period thereafter, other than for Acceleron, the Company may not research, develop, manufacture, commercialize, use, or otherwise exploit any compound or product for the treatment, prophylaxis, or diagnosis of the Indication that is directed against certain specified biological targets identified by the Company in the performance of the research activities.

Accounting Analysis

Identification of the Contract

The Company assessed the Acceleron Collaboration Agreement and concluded that it represents a contract with a customer within the scope of ASC 606.

Identification of the Promises and Performance Obligations

The Company determined that the Acceleron Collaboration Agreement contains the following promises: (i) an exclusive worldwide license under certain intellectual property rights, including rights to a specified number of biological targets identified by the Company for the treatment, prophylaxis, or diagnosis of a targeted indication within the pulmonary disease space that was conveyed at the inception of the arrangement (the “License”), (ii) research services to identify and validate potential biological targets (the “Research Services”), and (iii) participation in the joint steering committee (the “JSC”).

The Company assessed the above promises and concluded that the License is not capable of being distinct from the Research Services given that the License has limited value without the performance of the Research Services and the Research Services can only be performed by the Company due to their specialized nature. Therefore, the Company has concluded that the License and the Research Services represent a single combined performance obligation.

The Company also assessed the participation on the JSC and concluded that the promise is quantitatively and qualitatively immaterial in the context of the Acceleron Collaboration Agreement. Accordingly, the Company has disregarded its participation on the JSC as a performance obligation.

The potential medicinal chemistry services were not identified as a promised good or service because the Company is under no obligation to provide those services.

Determination of the Transaction Price

The Company received a non-refundable upfront payment of $10.0 million upon the execution of the Acceleron Collaboration Agreement, which the Company included in the transaction price. Based on the uncertainty associated with the achievement of any research and development milestone payments that the Company is eligible to receive, the Company has constrained the variable consideration associated with those milestone payments and excluded them from the transaction price. As part of its evaluation of constraining the research and development milestones, the Company considered numerous factors, including the fact that the achievement of the research and development milestones are contingent upon the results of the underlying research and development activities and are thus outside of the control of the Company. The Company also included in the transaction price the expected amount of costs to be reimbursed for the Research Services. The Company will reassess the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

Any consideration related to sales milestone payments (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Acceleron and therefore are recognized at the later of when the related sales occur or the performance obligation is satisfied.

Allocation of the Transaction Price to Performance Obligations

As noted above, the Company has identified a single performance obligation associated with the Acceleron Collaboration Agreement. Therefore, the Company will allocate the entire amount of the transaction price to the identified single performance obligation.

Recognition of Revenue

The Company recognizes revenue related to the Acceleron Collaboration Agreement over time as the Research Services are rendered. The Company has concluded that an input method is a representative depiction of the transfer of services under the Acceleron Collaboration Agreement. The method of measuring progress towards the delivery of the services incorporates actual cumulative internal and external costs incurred relative to total internal and external costs expected to be incurred to satisfy the performance obligation. The period over which total costs are estimated reflects the Company’s estimate of the period over which it will perform the Research Services. Changes in estimates of total internal and external costs expected to be incurred are recognized in the period of change as a cumulative catch-up adjustment.

As of December 31, 2019, no Research Services had been performed. Accordingly, for the year ended December 31, 2019, the Company had not recognized any revenue under the Acceleron Collaboration Agreement. As of December 31, 2019, the Company has recorded deferred revenue of $10.0 million, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of December 31, 2019. As of December 31, 2019, the Company had not received any milestone, royalty, or cost reimbursement payments under the Acceleron Collaboration Agreement.

10. Asset Acquisition

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

Under the GSK Agreement, the Company issued 12,500,000 million shares of Series B Preferred Stock to GSK with an estimated fair value of $25.5 million, or $2.04 per share, which was determined with the assistance of a third-party specialist contemporaneously with the issuance of the Series B Preferred Stock to GSK. In addition, the Company may owe GSK up to $37.5 million in certain specified clinical and regulatory milestones, of which $2.5 million is due upon the initiation of a Phase 2 clinical trial, and up to $60.0 million in certain specified sales milestones. The Company has agreed to pay tiered royalties on annual net sales of losmapimod that range from mid single-digit percentages to a low double-digit, but less than teens, percentage. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. The Company also incurred $0.1 million of direct expenses related to the transaction, which the Company included in the total consideration for the transaction. During the year ended December 31, 2019, the $2.5 million milestone due upon the initiation of a Phase 2 clinical trial was achieved and paid. The Company recorded the $2.5 million milestone due upon the initiation of a Phase 2 clinical trial as research and development expense in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

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

The Company concluded the arrangement did not result in the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in a single in-process research and development asset, losmapimod. In addition, the Company did not obtain any substantive processes in connection to the GSK Agreement and losmapimod was not generating revenue at the time the GSK Agreement was executed. Therefore, the Company accounted for the arrangement as an asset acquisition. The Company also concluded that the acquired assets do not have an alternative future use, and therefore the fair value attributable to the GSK Agreement of $25.6 million, inclusive of transaction costs, was recorded as in-process research and development expense (a component of research and development expenses) in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2019, which is the period in which the Company obtained (i) the license to losmapimod, (ii) the right to reference relevant regulatory and manufacturing documents, and (iii) GSK’s existing supply of losmapimod drug substance and product. Additionally, the Company will recognize clinical and regulatory milestone payments when the underlying contingency is resolved and the consideration is paid or becomes payable. The milestone payments will be capitalized or expensed depending on the nature of the associated asset as of the date of recognition. The Company will record sales milestone payments and royalties as additional expense of the related product sales in the period in which the corresponding sales occur.

11. Commitments and Contingencies

Operating Leases

In May 2016, the Company entered into a sublease agreement for approximately 8,143 square feet of office and laboratory space at its prior corporate headquarters in Cambridge, Massachusetts. The sublease commenced during June 2016. The Company had the option to extend the sublease until June 30, 2019, subject to the landlord’s own need for the space. During June 2017, the Company exercised its option to extend the sublease through June 30, 2019. During February 2018, the Company amended its sublease agreement to reduce the term of the sublease to June 30, 2018. The Company recorded rent expense for this sublease on a straight-line basis. Rent expense associated with this sublease for the year ended December 31, 2018 was $0.3 million. The sublease for this space terminated on June 30, 2018.

In November 2017, the Company entered into a lease agreement for its current corporate headquarters for approximately 28,731 square feet of office and laboratory space in Cambridge, Massachusetts, commencing December 2017 when the Company gained access to the leased space for purposes of making leasehold improvements. The Company began recognizing rent expense associated with this lease during December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is classified as a deferred lease incentive on the balance sheet. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company obtained a letter of credit for this lease in April 2018 and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheets as of December 31, 2019 and 2018. The Company records rent expense for this lease on a straight-line basis. Rent expense associated with this lease for the years ended December 31, 2019 and 2018 was approximately $1.9 million.

The future minimum lease payments associated with the lease for the Company’s current headquarters as of December 31, 2019 are as follows (in thousands):

2020	$2,285
2021	2,354
2022	2,424
2023	2,497
2024	2,572
Thereafter	9,615
Total minimum lease payments	$21,747

Other Agreements

The Company has agreements with third parties in the normal course of business under which it can license certain developed technologies. If the Company exercises its rights to license the technologies it may be subject to additional fees and milestone payments. As of December 31, 2019, the Company has not exercised its rights to license such technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of December 31, 2019 or 2018.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred for the years ended December 31, 2019 and 2018.

12. Income Taxes

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Federal income tax at statutory rate	21.00%	21.00%
Permanent differences	(0.67)	(1.37)
Federal and state research and development credits	2.06	3.15
State income tax, net of federal benefit	6.16	5.77
Other	0.48	—
Change in valuation allowance	(29.03)	(28.55)
Effective income tax rate	—%	—%

During the years ended December 31, 2019 and 2018, the Company incurred book and tax losses and, because it maintains a full valuation allowance on its net deferred tax assets, did not recognize federal or state income tax expense or benefit.

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$30,444	$16,566
Research and development credit carryforwards	4,658	2,503
Intangible assets	7,235	—
Accrued expenses and other	1,149	457
Deferred lease incentive	1,090	1,218
Deferred rent	426	383
Gross deferred tax assets	45,002	21,127
Valuation allowance	(43,586)	(19,592)
Net deferred tax assets	1,416	1,535
Deferred tax liability	(1,416)	(1,535)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the net deferred tax assets. The Company considered its history of cumulative net losses incurred since inception and its lack of commercialization of any products since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2019 and 2018. The Company reevaluates the positive and negative evidence at each reporting period.

As of December 31, 2019, the Company had federal net operating loss carryforwards of approximately $111.6 million which begin to expire in 2035. Approximately $80.6 million of the federal net operating losses can be carried forward indefinitely. As of December 31, 2019, the Company also had state net operating loss carryforwards of approximately $111.1 million, which begin to expire in 2035.

As of December 31, 2019, the Company had federal research and development tax credit carryforwards of approximately $2.8 million, which begin to expire in 2035. As of December 31, 2019, the Company also had state research and development tax credit carryforwards of approximately $2.4 million, which begin to expire in 2030.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. As of December 31, 2019, the Company’s tax years are still open under statute from 2016 to the present.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the provision for income taxes. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. For the year ended December 31, 2019, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would result in an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

13. Defined Contribution Plan

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

14. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2019	2018
Series A Preferred Stock	—	8,571,427
Series B Preferred Stock	—	5,714,277
Outstanding stock options	2,023,828	507,891
Unvested restricted stock awards	681,070	1,203,811
Total	2,704,898	15,997,406

15. Related-Party Transactions

During the years ended December 31, 2019 and 2018, the Company paid fees to Third Rock Ventures, LLC (“TRV”), an affiliate of one of the Company’s principal stockholders, in exchange for consulting services. The Company recorded expenses related to such fees of less than $0.1 million and $0.1 million during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2018, there was less than $0.1 million of amounts due to TRV for such services that were included in accounts payable and accrued expenses. As of December 31, 2019, there were no amounts due to TRV for such services that were included in accounts payable and accrued expenses. Additionally, consultants that provide services to the Company are employees of TRV. The Company has issued an aggregate of 142,284 shares of common stock to these consultants in exchange for their continuing consulting services.

During the year ended December 31, 2018, the Company recorded other income of $0.4 million related to the sale of drug material to an entity affiliated with TRV.

EXHIBIT INDEX

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

4.1

Specimen Stock Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

4.2*	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act.
10.1

Amended and Restated Investors' Rights Agreement, dated as of August 24, 2018, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.2#

2016 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.3#

Form of Incentive Stock Option Agreement under the 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.4#

Form of Non-Statutory Stock Option Agreement under the 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.5#

Form of Restricted Stock Agreement under the 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.6#

2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 8, 2019).

10.7#

Form of Stock Option Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 8, 2019).

10.8#

2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 8, 2019).

10.9#

Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 8, 2019).

10.10†

Right of Reference and License Agreement, dated as of February 8, 2019, by and among the Registrant, GlaxoSmithKline Intellectual Property (No. 2) Limited, GlaxoSmithKline LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.11

Lease for 26 Landsdowne Street, dated November 22, 2017, by and between the UP 26 Landsdowne, LLC and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.12#

Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 8, 2019).

10.13#

Employment Agreement, dated June 30, 2019, by and between the Registrant and Robert J. Gould (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 12, 2019).

10.14#

Employment Agreement, dated July 3, 2019, by and between the Registrant and Bryan Stuart (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 12, 2019).

10.15#

Employment Agreement, dated June 30, 2019, by and between the Registrant and Diego Cadavid (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 12, 2019).

10.16#

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.17†*	Collaboration and License Agreement, dated as of December 20, 2019, by and between the Registrant and Acceleron Pharma Inc.
21.1*	Subsidiary of the Registrant.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.
*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fulcrum Therapeutics, Inc.

Date: March 5, 2020	By:	/s/ Robert J. Gould
Robert J. Gould, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Gould	President and Chief Executive Officer, Director	March 5, 2020
Robert J. Gould, Ph.D.	(Principal Executive Officer)

/s/ Bryan Stuart	Chief Operating Officer (Principal Financial Officer)	March 5, 2020
Bryan Stuart

/s/ Peter Thomson	Vice President, Finance & Accounting (Principal	March 5, 2020
Peter Thomson	Accounting Officer)

/s/ Mark Levin	Chairman of the Board	March 5, 2020
Mark Levin

/s/ James J. Collins	Director	March 5, 2020
James J. Collins Ph.D.

/s/ Katina Dorton	Director	March 5, 2020
Katina Dorton

/s/ Alan Ezekowitz	Director	March 5, 2020
Alan Ezekowitz, MBChB, D. Phil

/s/ James Geraghty	Director	March 5, 2020
James Geraghty

/s/ Kate Haviland	Director	March 5, 2020
Kate Haviland