Form 10-Q
period 2020-03-31
Fulcrum Therapeutics, Inc.
filed 2020-05-13
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, the registrant had 23,373,212 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate," "believe," "continue" "could," "estimate," "expect," "intend," "may," "might," “outlook,” "plan," "potential," "predict," "project," "should," "target," "would," and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the “Risk Factors” section and include, among other things:

•	our ongoing Phase 2b and Phase 2 open label clinical trials of losmapimod;
•	our planned Phase 1 clinical trial of FTX-6058;
•	the impact of the novel coronavirus, or COVID-19, pandemic on our business and operations and our future financial results;
•	the initiation, timing, progress and results of our drug target discovery screening programs;
•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•	our plans to develop and, if approved, subsequently commercialize losmapimod and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for losmapimod and other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and marketable securities;
•	the potential advantages of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	the progress and results of our collaboration with Acceleron Pharma Inc.;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$25,379	$96,713
Marketable securities	55,828	—
Unbilled accounts receivable	325	—
Prepaid expenses and other current assets	2,791	3,370
Total current assets	84,323	100,083
Property and equipment, net	9,362	9,205
Restricted cash	1,092	1,092
Other assets	79	59
Total assets	$94,856	$110,439
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,937	$2,186
Accrued expenses and other current liabilities	5,219	5,496
Deferred lease incentive, current portion	469	469
Deferred revenue, current portion	4,557	3,989
Total current liabilities	14,182	12,140
Deferred rent, excluding current portion	1,590	1,559
Deferred lease incentive, excluding current portion	3,404	3,521
Deferred revenue, excluding current portion	5,018	6,011
Other liabilities, excluding current portion	31	55
Total liabilities	24,225	23,286
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,363,199 and 23,335,514 shares issued as of March 31, 2020 and December 31, 2019, respectively; 22,793,137 and 22,654,444 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	23	23
Treasury stock, at cost; no shares as of March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	239,914	237,931
Accumulated other comprehensive loss	(53)	—
Accumulated deficit	(169,253)	(150,801)
Total stockholders’ equity	70,631	87,153
Total liabilities and stockholders’ equity	$94,856	$110,439

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Collaboration revenue	$750	$—
Operating expenses:
Research and development	14,482	34,629
General and administrative	5,064	2,598
Total operating expenses	19,546	37,227
Loss from operations	(18,796)	(37,227)
Other income, net	344	384
Net loss	$(18,452)	$(36,843)
Cumulative convertible preferred stock dividends	—	(3,041)
Net loss attributable to common stockholders	$(18,452)	$(39,884)
Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(24.29)
Weighted average number of common shares used in net loss per share attributable to common stockholders, basic and diluted	22,719	1,642

Comprehensive loss:
Net loss	$(18,452)	$(36,843)
Other comprehensive loss:
Unrealized losses on marketable securities	(53)	—
Total other comprehensive loss	(53)	—
Comprehensive loss	$(18,505)	$(36,843)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2018	60,000,000	$59,909	40,000,000	$79,761	1,587,953	$2	67,024	$—	$4,452	$—	$(68,124)	$(63,670)
Issuance of Series B convertible preferred stock in connection with asset acquisition, net of issuance costs	—	—	12,500,000	25,466	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	134,013	—	—	—	5	—	—	5
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	43,922	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(110,946)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	821	—	—	821
Net loss	—	—	—	—	—	—	—	—	—	—	(36,843)	(36,843)
Balance at March 31, 2019	60,000,000	$59,909	52,500,000	$105,227	1,721,966	$2	—	$—	$5,278	$—	$(104,967)	$(99,687)
Balance at December 31, 2019	—	$—	—	$—	22,654,444	$23	—	$—	$237,931	$—	$(150,801)	$87,153
Issuance of common stock	—	—	—	—	138,693	—	—	—	290	—	—	290
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	8,787	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(8,787)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,693	—	—	1,693
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	—	—	—	—	—	—	(18,452)	(18,452)
Balance at March 31, 2020	—	$—	—	$—	22,793,137	$23	—	$—	$239,914	$(53)	$(169,253)	$70,631

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(18,452)	$(36,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	539	504
Stock-based compensation expense	1,693	821
In-process research and development expenses	—	25,591
Net amortization of premiums and discounts on marketable securities	(45)	—
Changes in operating assets and liabilities:
Unbilled accounts receivable	(325)	—
Prepaid expenses and other current assets	579	(264)
Other assets	(20)	(63)
Accounts payable	1,429	1,233
Accrued expenses and other liabilities	(91)	(807)
Deferred revenue	(425)	—
Deferred rent and deferred lease incentive	(86)	(69)
Net cash used in operating activities	$(15,204)	$(9,897)
Investing activities
Purchases of marketable securities	(55,837)	—
Maturities of marketable securities	—	—
Purchases of property and equipment	(567)	(310)
Transaction costs associated with asset acquisition	—	(91)
Net cash used in investing activities	(56,404)	(401)
Financing activities
Issuance costs associated with issuance of Series B convertible preferred stock	—	(34)
Principal payments on capital lease obligations	(12)	(11)
Proceeds from issuance of common stock under benefit plans, net	286	(2)
Net cash provided by (used in) financing activities	274	(47)
Net decrease in cash, cash equivalents and restricted cash	(71,334)	(10,345)
Cash, cash equivalents, and restricted cash, beginning of period	97,805	73,889
Cash, cash equivalents, and restricted cash, end of period	$26,471	$63,544
Supplemental cash flow information
Cash paid for interest	1	$2
Non-cash investing and financing activities:
Acquisition of in process research and development through issuance of stock	$—	$25,500
Property and equipment purchases unpaid at end of period	$163	$47
Public offering costs unpaid at end of period	$301	$190

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$25,379	$62,452
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$26,471	$63,544

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2020 and the results of its operations and its cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020 (the “Annual Report on Form 10-K”).

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

On July 5, 2019, in connection with the IPO, the Company effected a one-for-seven reverse stock split of the Company’s issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each of the Company’s outstanding series of preferred stock. All share and per share amounts in the accompanying consolidated financial statements and notes thereto for periods prior to the reverse stock split have been retroactively adjusted to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the IPO, issuances of convertible notes and convertible preferred stock, and an upfront payment received from its collaboration and license agreement (the “Acceleron Collaboration Agreement”) with Acceleron Pharma Inc. (“Acceleron”). As of March 31, 2020, the Company had an accumulated deficit of $169.3 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

As of the date of issuance of these financial statements, the Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. If the Company is unable to raise additional funds through equity or debt financings when needed, it may be required to delay, limit, reduce or terminate development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2020, except as noted below with respect to the Company’s accounting policies related to marketable securities.

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

The Company’s cash equivalents and marketable securities are carried at fair value and are classified according to the fair value hierarchy described above (see Note 3). The cash equivalents and marketable securities are initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market based approaches, to determine fair value.

Marketable Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as marketable securities. As of March 31, 2020, the Company’s marketable securities consisted of investments in U.S. Treasury securities, corporate bonds, and commercial paper. Marketable securities are classified as current assets on the consolidated balance sheets if the marketable securities are available to be converted into cash to fund current operations.

Marketable securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive loss, which is a component of stockholders’ equity, until such gains and losses are realized. Any premium arising at purchase is amortized to interest expense over the period of the earliest call date, and any discount arising at purchase is accreted to interest income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income, net.

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a charge to the Company’s statement of operations and comprehensive loss.

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and restricted cash. The Company’s cash, cash equivalents, and restricted cash are deposited in accounts at large financial institutions. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash, cash equivalents and restricted cash are held. The Company maintains its cash equivalents in money market funds that invest in U.S. Treasury securities. The Company’s marketable securities primarily consist of U.S. Treasury securities, corporate bonds, and commercial paper, and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these funds.

Recently Adopted Accounting Pronouncements

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). This standard amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period to the earliest call date. The new standard became effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or footnote disclosures.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of the standard applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II of the standard replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The new standard became effective for the Company on January 1, 2020 under the extended transition period. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or footnote disclosures.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The standard clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The standard amends ASC 808 to refer to the unit-of-account guidance in ASC 606 and requires it to be used only when assessing whether a transaction is in the scope of ASC 606 when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606. The standard requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting that transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The new standard became effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or footnote disclosures.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The new standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial position and results of operations.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at March 31, 2020
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$20,585	$20,585	$—	$—
Commercial paper	4,794	—	4,794	—
Marketable securities:
U.S. Treasury securities	4,042	—	4,042	—
Corporate bonds	23,302	—	23,302	—
Commercial paper	28,484	—	28,484	—
Total	$81,207	$20,585	$60,622	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$96,713	$96,713	$—	$—
Total	$96,713	$96,713	$—	$—

There were no transfers between fair value levels during the three months ended March 31, 2020.

4. Marketable Securities

Marketable securities consisted of the following as of March 31, 2020 (in thousands):

	Fair Value Measurements at March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$20,585	$—	$—	$20,585
Commercial paper	4,794	—	—	4,794
Total cash equivalents	25,379	—	—	25,379
Marketable securities:
U.S. Treasury securities	4,017	25	—	4,042
Corporate bonds	23,380	2	(80)	23,302
Commercial paper	28,484	—	—	28,484
Total marketable securities	55,881	27	(80)	55,828
Total cash equivalents and marketable securities	$81,260	$27	$(80)	$81,207

The Company did not hold any marketable securities as of December 31, 2019.

There were no sales of marketable securities during the three months ended March 31, 2020. As of March 31, 2020, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $21.8 million. As of March 31, 2020, no securities were in an unrealized loss position for more than twelve months. The Company determined that it did not hold any securities with any other-than-temporary impairment as of March 31, 2020. As of March 31, 2020, the remaining contractual maturity of all of the Company’s marketable securities is less than one year.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Lab equipment	$6,327	$5,710
Furniture and fixtures	594	548
Computer equipment	373	512
Software	199	90
Leasehold improvements	6,210	6,210
Construction in process	—	82
Total property and equipment	13,703	13,152
Less: accumulated depreciation	(4,341)	(3,947)
Property and equipment, net	$9,362	$9,205

Depreciation expense for each of the three months ended March 31, 2020 and 2019 was $0.5 million.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid expenses	$2,176	$2,796
Prepaid sign-on bonuses subject to vesting provisions	147	179
Interest income receivable	177	111
Other	291	284
Total prepaid expenses and other current assets	$2,791	$3,370

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
External research and development	$3,988	$2,250
Payroll and benefits	781	2,239
Professional services	326	891
Capital lease obligation, current portion	51	50
Restricted stock liability, current portion	14	17
Other	59	49
Total accrued expenses and other current liabilities	$5,219	$5,496

7. Preferred Stock

As of March 31, 2020 and December 31, 2019, 5,000,000 shares of preferred stock were authorized. No shares of preferred stock were issued or outstanding as of March 31, 2020 and December 31, 2019.

During the three months ended March 31, 2019, the Company issued 12,500,000 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) in connection with the GSK Agreement (Note 11). The rights, privileges, and preferences of the Series B Preferred Stock issued in connection with the GSK Agreement were consistent with the rights, privileges, and preferences of the Series B Preferred Stock issued during prior periods.

On July 5, 2019, the Company eliminated the gross proceeds threshold of $45.0 million for a firm-commitment underwritten public offering that would result in the automatic conversion of all outstanding shares Series A convertible preferred stock and Series B Preferred Stock (together with the Series A convertible preferred stock, the “Preferred Stock”).

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

8. Common Stock

As of March 31, 2020 and December 31, 2019, the Company’s restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock, $0.001 par value per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of March 31, 2020 and December 31, 2019 the Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2020	December 31, 2019
Shares reserved for exercises of outstanding stock options	2,832,467	2,023,828
Shares reserved for future issuance under the 2019 Stock Incentive Plan	1,963,790	1,866,694
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	485,497	252,142
	5,281,754	4,142,664

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of March 31, 2020, no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan is 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved shall be annually increased on January 1, 2020 and each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2020, the number of shares reserved for issuance under the 2019 Plan was increased by 933,420 shares. As of March 31, 2020, there were 1,963,790 shares available for future issuance under the 2019 Plan.

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

The shares of common stock underlying restricted stock awards typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock activity under the 2019 Plan and 2016 Plan since December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	346,423	$3.05
Granted	—	—
Vested	(77,758)	3.02
Repurchased	(8,787)	3.02
Unvested at March 31, 2020	259,878	$3.06

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. The following table summarizes the Company’s stock option activity under the 2019 Plan and 2016 Plan since December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,023,828	$9.31	8.94	$2,730,209
Granted	853,281	16.68
Exercised	(36,472)	7.84
Cancelled	(8,170)	11.45
Outstanding at March 31, 2020	2,832,467	$11.54	9.17	$6,431,439
Exercisable at March 31, 2020	418,971	$8.14	8.73	$1,730,138

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2020 was $11.06 per share. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2019 was $5.56 per share. The total intrinsic value of stock options exercised during the three months ended March 31, 2020 was $0.3 million. No stock options were exercised during the three months ended March 31, 2019. The fair value of stock options granted during the three months ended March 31, 2020 and 2019 under the 2019 Plan and the 2016 Plan has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Risk-free interest rate	1.6%	2.6%
Expected dividend yield	0.0%	0.0%
Expected term (years)	6.0	6.0
Expected stock price volatility	75.6%	81.4%

Grants Outside of Stock Incentive Plans

The following table summarizes the Company’s restricted stock activity outside of the 2019 Plan and 2016 Plan since December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	334,647	$2.94
Granted	—	—
Vested	(24,463)	2.94
Repurchased	—	—
Unvested at March 31, 2020	310,184	$2.94

The aggregate intrinsic value of all restricted stock awards that vested during the three months ended March 31, 2020 and 2019 was $1.6 million and $1.4 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$758	$406
General and administrative	935	415
Total stock-based compensation expense	$1,693	$821

As of March 31, 2020, the Company had an aggregate of $19.8 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.97 years.

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

10. Acceleron Collaboration Agreement

On December 20, 2019, the Company entered into the Acceleron Collaboration Agreement to identify biological targets to modulate specific pathways associated with a targeted indication within the pulmonary disease space (the “Indication”). Under the terms of the Acceleron Collaboration Agreement, the Company granted Acceleron an exclusive worldwide license under certain intellectual property rights to make, have made, use, sell, have sold, import, export, distribute and have distributed, market, have marketed, promote, have promoted, or otherwise exploit molecules and products directed against or expressing certain biological targets identified by the Company for the treatment, prophylaxis, or diagnosis of the Indication.

Pursuant to a mutually agreed research plan, the Company will perform assay screening and related research activities to identify and validate potential biological targets for further research in order to support the development, manufacture and commercialization of product candidates by Acceleron. Upon completion of the research activities, the Company will deliver a data package to Acceleron with respect to the biological targets identified by the Company in the conduct of the research activities for the treatment, prophylaxis, or diagnosis of the Indication. As provided for under the exclusive worldwide license that was conveyed at the inception of the arrangement, Acceleron has the right to designate a specified number of the biological targets identified by the Company for Acceleron’s research, development, manufacture and commercialization of products or molecules directed to such targets for the treatment, prophylaxis, or diagnosis of the Indication (the “Targets”). If Acceleron does not designate any Targets during the designated period, then the Agreement will automatically terminate. If Acceleron designates one or more Targets, then Acceleron will be obligated to use commercially reasonable efforts to seek regulatory approval for one product directed to a Target in certain specified countries. Upon receipt of regulatory approval for any product directed to a Target, Acceleron must use commercially reasonable efforts to commercialize such product in certain specified countries.

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

Determination of the Transaction Price

The Company received a non-refundable upfront payment of $10.0 million upon the execution of the Acceleron Collaboration Agreement, which the Company included in the transaction price. Based on the uncertainty associated with the achievement of any research and development milestone payments that the Company is eligible to receive, the Company has constrained the variable consideration associated with those milestone payments and excluded them from the transaction price. As part of its evaluation of constraining the research and development milestones, the Company considered numerous factors, including the fact that the achievement of the research and development milestones are contingent upon the results of the underlying research and development activities and are thus outside of the control of the Company. The Company also included in the transaction price the expected amount of costs to be reimbursed for the Research Services. The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three months ended March 31, 2020.

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

During the three months ended March 31, 2020, the Company recognized $0.8 million of collaboration revenue associated with the Acceleron Collaboration Agreement. As of December 31, 2019, no Research Services had been performed. For the three months ended March 31, 2019, the Company did not recognize any revenue under the Acceleron Collaboration Agreement as it had not yet entered into the Acceleron Collaboration Agreement. As of March 31, 2020 and December 31, 2019, the Company recorded deferred revenue of $9.6 million and $10.0 million, respectively, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the Company had not received any milestone, royalty, or cost reimbursement payments under the Acceleron Collaboration Agreement. As of March 31, 2020, the Company recorded unbilled accounts receivable of $0.3 million related to reimbursable Research Services costs under the Acceleron Collaboration Agreement for activities performed during the three months ended March 31, 2020.

11. Asset Acquisition

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

Under the GSK Agreement, the Company issued 12,500,000 million shares of Series B Preferred Stock to GSK with an estimated fair value of $25.5 million, or $2.04 per share, which was determined with the assistance of a third-party specialist contemporaneously with the issuance of the Series B Preferred Stock to GSK. In addition, the Company may owe GSK up to $37.5 million in certain specified clinical and regulatory milestones, including $2.5 million due upon the initiation of a Phase 2 clinical trial, which was achieved and paid during the third quarter of 2019, and up to $60.0 million in certain specified sales milestones. The Company has agreed to pay tiered royalties on annual net sales of losmapimod that range from mid single-digit percentages to a low double-digit, but less than teens, percentage. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. The Company also incurred $0.1 million of direct expenses related to the transaction, which the Company included in the total consideration for the transaction.

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

The Company concluded the arrangement did not result in the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in a single in-process research and development asset, losmapimod. In addition, the Company did not obtain any substantive processes in connection to the GSK Agreement and losmapimod was not generating revenue at the time the GSK Agreement was executed. Therefore, the Company accounted for the arrangement as an asset acquisition. The Company also concluded that the acquired assets do not have an alternative future use, and therefore the fair value attributable to the GSK Agreement of $25.6 million, inclusive of transaction costs, was recorded as in-process research and development expense (a component of research and development expenses) in the Company’s consolidated statement of operations and comprehensive loss for the three months ended March 31, 2019, which is the period in which the Company obtained (i) the license to losmapimod, (ii) the right to reference relevant regulatory and manufacturing documents, and (iii) GSK’s existing supply of losmapimod drug substance and product. Additionally, the Company will recognize clinical and regulatory milestone payments when the underlying contingency is resolved and the consideration is paid or becomes payable. The milestone payments will be capitalized or expensed depending on the nature of the associated asset as of the date of recognition. The Company will record sales milestone payments and royalties as additional expense of the related product sales in the period in which the corresponding sales occur.

12. Commitments and Contingencies

Operating Leases

In November 2017, the Company entered into a lease agreement for its current corporate headquarters for approximately 28,731 square feet of office and laboratory space in Cambridge, Massachusetts. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of March 31, 2020 and December 31, 2019. Rent expense associated with this lease for each of the three months ended March 31, 2020 and 2019 was approximately $0.5 million.

The future minimum lease payments associated with the lease for the Company’s current headquarters as of March 31, 2020, are as follows (in thousands):

2020(1)	$1,723
2021	2,354
2022	2,424
2023	2,497
2024	2,572
Thereafter	9,615
Total minimum lease payments	$21,185

(1)	Amounts are for the nine months ending December 31, 2020.

Other Agreements

The Company has agreements with third parties in the normal course of business under which it can license certain developed technologies. If the Company exercises its rights to license the technologies it may be subject to additional fees and milestone payments. As of March 31, 2020, the Company has not exercised its rights to license such technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of March 31, 2020 or December 31, 2019.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three months ended March 31, 2020 and 2019.

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

14. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Series A Preferred Stock	—	8,571,427
Series B Preferred Stock	—	7,499,991
Outstanding stock options	2,832,467	1,528,387
Unvested restricted stock awards	570,062	1,025,876
Total	3,402,529	18,625,681

15. Related-Party Transactions

During the three months ended March 31, 2019, the Company paid fees to Third Rock Ventures, LLC (“TRV”), an affiliate of one of the Company’s principal stockholders, in exchange for consulting services. During the three months ended March 31, 2020, the Company did not pay fees to TRV in exchange for services. The Company recorded expenses related to such fees of less than $0.1 million during the three months ended March 31, 2019. The Company did not record expenses related to such fees during the three months ended March 31, 2020. As of December 31, 2019, there was less than $0.1 million of amounts due to TRV for such services that were included in accounts payable and accrued expenses. As of March 31, 2020, there were no amounts due to TRV for such services that were included in accounts payable and accrued expenses. Additionally, consultants that provide services to the Company are employees of TRV. The Company has issued an aggregate of 142,284 shares of common stock to these consultants in exchange for their continuing consulting services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 5, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. We have developed a proprietary product engine that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat the known root cause of genetically defined diseases. We are using our product engine to identify targets that can be drugged by small molecules regardless of the particular underlying mechanism of gene mis-expression. We have identified drug targets to treat the root causes of facioscapulohumeral muscular dystrophy, or FSHD, and certain hemoglobinopathies, namely sickle cell disease, or SCD, and ß-thalassemia. In August 2019, we initiated a Phase 2b clinical trial, known as ReDUX4, and a Phase 2 open label clinical trial of losmapimod, our product candidate for FSHD, to evaluate the efficacy and safety of losmapimod in addressing the underlying cause of FSHD. We plan to submit an investigational new drug application, or IND, for FTX-6058, our product candidate for certain hemoglobinopathies, in the second half of 2020. FTX-6058 is a novel upregulator of fetal hemoglobin.

ReDUX4 is a randomized, double-blind, placebo-controlled multicenter international Phase 2b clinical trial in 80 subjects with FSHD to investigate the efficacy and safety of oral administration of losmapimod 15 mg twice per day. The primary endpoint is to evaluate the reduction of DUX4-driven gene expression in affected skeletal muscle biopsies. The original design of ReDUX4 included a muscle biopsy at week 16 during the 24-week treatment period followed by an open label extension. Twelve of the 80 subjects have completed the 24-week treatment period and rolled over to the open label extension portion of the trial.

As a result of the COVID-19 pandemic, we have extended ReDUX4 from 24 to 48 weeks through a protocol amendment to ensure the safety of the subjects and to allow for the opportunity for a biopsy at week 16 as originally intended or at week 36. Approximately 68 subjects who did not complete the original 24-week treatment period remain active in the randomized portion of the trial. We plan to conduct an interim analysis of approximately 25 subjects who completed their 16-week biopsy. The Company expects to report data from this interim analysis in the third quarter of 2020. The extension from 24 to 48 weeks also allows for a longer assessment in a placebo-controlled design of the skeletal muscle MRI secondary endpoint and the various exploratory clinical endpoints, such as reachable workspace, optimized time up and go test for FSHD, muscle function measures and patient reported outcomes. We expect topline data from approximately 80 subjects in ReDUX4 in the first quarter of 2021. We believe that the amendment to the trial provides flexibility to address the challenges presented by the COVID-19 pandemic and supports collection of efficacy and safety data to support continued discussions with health authorities regarding potential registration strategies.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and product engine, identifying drug targets and potential product candidates, in-licensing assets, producing drug substance and drug product material for use in clinical trials and conducting preclinical studies and early clinical trials. To date, we have funded our operations primarily through the issuance of common stock in our initial public offering, or IPO, convertible preferred stock and convertible notes, and an upfront payment received under the collaboration and license agreement, or the Acceleron Collaboration Agreement, with Acceleron Pharma Inc., or Acceleron.

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $18.5 million for the three months ended March 31, 2020 and $36.8 million for the three months ended March 31, 2019. As of March 31, 2020, we had an accumulated deficit of $169.3 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

•	continue our clinical development of losmapimod, including our ongoing Phase 2b and Phase 2 open label clinical trials;
•	prepare for a planned Phase 1 clinical trial of FTX-6058;
•	advance clinical-stage product candidates into later stage trials;
•	pursue the discovery of drug targets for other rare diseases and the subsequent development of any resulting product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
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

As of March 31, 2020, we had $81.2 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

In December 2019, we entered into the Acceleron Collaboration Agreement, to identify biological targets to modulate specific pathways associated with a targeted indication within the pulmonary disease space. Under the Acceleron Collaboration Agreement, we granted Acceleron an exclusive worldwide license under certain intellectual property rights to make, have made, use, sell, have sold, import, export, distribute and have distributed, market, have marketed, promote, have promoted, or otherwise exploit molecules and products directed against or expressing certain biological targets identified by us for the treatment, prophylaxis, or diagnosis of a targeted indication within the pulmonary disease space. The primary goal of the collaboration is to identify and validate potential biological targets for further research in order to support the development, manufacture and commercialization of product candidates by Acceleron for the targeted indication by leveraging our proprietary product engine.

Under the terms of the Acceleron Collaboration Agreement, we received a $10.0 million upfront payment from Acceleron in December 2019. We are also eligible to receive up to $438.5 million in the aggregate in milestone payments with respect to certain research, developmental, clinical, regulatory and sales-related milestones, and tiered royalty payments based on Acceleron’s (and any of its affiliates’ and sublicensees’) annual worldwide net sales of products directed to any identified targets.

For the three months ended March 31, 2020, we recognized $0.8 million of collaboration revenue under the Acceleron Collaboration Agreement. For the three months ended March 31, 2019, we did not recognize any collaboration revenue as we had not yet entered into the Acceleron Collaboration Agreement. As of March 31, 2020 and December 31, 2019, we have recorded $9.6 million and $10.0 million, respectively, of deferred revenue associated with the Acceleron Collaboration Agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of March 31, 2020, we had not received any milestone, royalty, or cost reimbursement payments under the Acceleron Collaboration Agreement. As of March 31, 2020, we recorded unbilled accounts receivable of $0.3 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended March 31, 2020.

In the future, we will generate additional revenue from the Acceleron Collaboration Agreement associated with the $10.0 million upfront payment as we satisfy our performance obligation, and from reimbursement of costs incurred under the Acceleron Collaboration Agreement, and we may generate additional revenue from milestones and royalty payments under the Acceleron Collaboration Agreement. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year based upon our pattern of performance under the Acceleron Collaboration Agreement and as a result of the timing, amount, and achievement of milestones and reimbursement of costs incurred under the Acceleron Collaboration Agreement.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the three months ended March 31, 2020 and 2019. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Losmapimod external expenses include IPR&D expenses. We nominated FTX-6058 as a development candidate in the third quarter of 2019.

	Three Months Ended March 31,
(in thousands)	2020	2019
Losmapimod external expenses	$5,619	$27,802
FTX-6058 external expenses	1,371	—
Pre-development candidate expenses and unallocated expenses	3,625	4,029
Internal research and development expenses	3,867	2,798
Total research and development expenses	$14,482	$34,629

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing our product candidates, including the uncertainty related to:

•	the timing and progress of preclinical and clinical development activities, including in light of COVID-19;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	our ability to raise additional funds necessary to complete clinical development of and commercialize our product candidates;
•	our ability to maintain our current research and development programs and to establish new ones;
•	our ability to establish new licensing or collaboration arrangements;
•	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
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

Other Income, Net

Other income, net consists primarily of interest income related to our investments in cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following summarizes our results of operations for the three months ended March 31, 2020 and 2019, along with the changes in those items in dollars:

	Three Months Ended March 31,		Change
(in thousands)	2020	2019	$
Collaboration revenue	$750	$—	$750
Operating expenses:
Research and development	14,482	34,629	(20,147)
General and administrative	5,064	2,598	2,466
Total operating expenses	19,546	37,227	(17,681)
Loss from operations	(18,796)	(37,227)	17,681
Other income, net	344	384	(40)
Net loss	$(18,452)	$(36,843)	$17,641

Collaboration Revenue

Collaboration revenue was $0.8 million for the three months ended March 31, 2020 under the Acceleron Collaboration Agreement. We did not record any collaboration revenue during the three months ended March 31, 2019. We recognize revenue under the Acceleron Collaboration Agreement based on our pattern of performance related to the identified performance obligation, which is the period over which we will perform research services under the Acceleron Collaboration Agreement.

Research and Development Expenses

Research and development expense decreased by $20.1 million from $34.6 million for the three months ended March 31, 2019 to $14.5 million for the three months ended March 31, 2020. The decrease in research and development expense was primarily attributable to a $25.6 million decrease in IPR&D expenses associated with the recognition of the fair value attributable to the right of reference and license agreement with GSK during the three months ended March 31, 2019, partially offset by increases in research and development expenses as a result of the following:

•	$2.1 million in increased costs for external clinical activities as we advanced losmapimod into Phase 2b and Phase 2 open label clinical trials;
•	$1.4 million in increased manufacturing costs associated with the production of losmapimod and FTX-6058 to support our ongoing and planned clinical trials;
•	$1.0 million in increased personnel-related costs due to increased headcount, including $0.4 million of increased stock-based compensation expense; and
•	$0.9 million in increased costs for IND-enabling studies for FTX-6058.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million from $2.6 million for the three months ended March 31, 2019 to $5.1 million for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily attributable to the following:

•

$1.2 million in increased personnel-related costs, primarily due to increased general and administrative headcount to support the growth of our research and development organization, including $0.5 million of increased stock-based compensation expense; and

•	$1.0 million in increased consulting and professional fees, including for legal services, insurance premiums, market research, recruiting, accounting, and tax.

Other Income, Net

Other income, net decreased by less than $0.1 million from $0.4 million for the three months ended March 31, 2019 to $0.3 million for the three months ended March 31, 2020. The decrease in other income, net was primarily attributable to a decrease in investment income on our cash, cash equivalents, and marketable securities as a result of an overall decreased rate of return.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Through March 31, 2020, we have primarily funded our operations with aggregate gross proceeds of $222.0 million from the issuance of common stock in our IPO, convertible preferred stock and convertible notes, and an upfront payment received under the Acceleron Collaboration Agreement. As of March 31, 2020, we had cash, cash equivalents, and marketable securities of $81.2 million. On July 22, 2019, we completed an IPO of our common stock and issued and sold 4,500,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $63.9 million after deducting underwriting discounts and commissions and estimated offering expenses.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(15,204)	$(9,897)
Net cash used in investing activities	(56,404)	(401)
Net cash provided by (used in) financing activities	274	(47)
Net decrease in cash, cash equivalents, and restricted cash	$(71,334)	$(10,345)

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.2 million during the three months ended March 31, 2020 compared to net cash used in operating activities of $9.9 million during the three months ended March 31, 2019. The increase in net cash used in operating activities of $5.3 million was primarily due to increased personnel-related costs, increased research and development costs as we continue to advance our lead programs, and increased general and administrative costs associated with operating as a public company.

Net Cash Used in Investing Activities

Net cash used in investing activities was $56.4 million during the three months ended March 31, 2020 compared to net cash used in investing activities of $0.4 million during the three months ended March 31, 2019. The increase in net cash used in investing activities of $56.0 million was primarily due to net purchases of marketable securities during the three months ended March 31, 2020.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0.3 million during the three months ended March 31, 2020 compared to net cash used in financing activities of less than $0.1 million during the three months ended March 31, 2019. The increase in net cash provided by financing activities of $0.3 million was primarily due to an increase in proceeds from stock option exercises.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

•	the impact of the COVID-19 pandemic on our business and operations;
•	the number of and development requirements for other product candidates that we pursue;

•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to enter into contract manufacturing arrangements for supply of API and manufacture of our product candidates and the terms of such arrangements;
•	the success of our collaboration with Acceleron;
•	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment or receipt of milestones, royalties and other collaboration-based revenues, if any;
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

Contractual Obligations

During the three months ended March 31, 2020, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K filed with the SEC on March 5, 2020.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended March 31, 2020, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 5, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. As of March 31, 2020, we had cash, cash equivalents, and marketable securities of $81.2 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2020, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020 and 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net loss was $82.7 million for the year ended December 31, 2019 and $18.5 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $169.3 million. To date, we have funded our operations primarily through the issuance of common stock in our initial public offering, or IPO, convertible preferred stock and convertible notes, and an upfront payment received under the collaboration and license agreement with Acceleron Pharma Inc., or Acceleron. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	continue our clinical development of losmapimod, including our ongoing Phase 2b and Phase 2 open label clinical trials;
•	prepare for a planned Phase 1 clinical trial of FTX-6058;
•	advance clinical-stage product candidates into later stage trials;
•	pursue the discovery of drug targets for other rare diseases and the subsequent development of any resulting product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 2b and Phase 2 open label clinical trials of losmapimod and prepare for a planned Phase 1 clinical trial of FTX-6058, and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

•	the impact of the COVID-19 pandemic on our business and operations;
•	the number of and development requirements for other product candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient, or API, and manufacture of our product candidates and the terms of such arrangements;
•	the success of our collaboration with Acceleron;
•	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment or receipt of milestones, royalties and other collaboration-based revenues, if any;
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

As of March 31, 2020, we had cash, cash equivalents, and marketable securities of approximately $81.2 million. We believe that our cash, cash equivalents, and marketable securities as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

We commenced activities in 2015 and are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying drug targets and potential product candidates, undertaking preclinical studies and conducting early-stage clinical trials. We have not yet demonstrated our ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to initiate and complete current or future preclinical studies or clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

We and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials and API used in the manufacturing of our product candidates, and laboratory supplies for our current and future preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We and our CMOs and CROs, may face disruptions related to our planned and ongoing clinical trials or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites. For example, in the wake of COVID-19, the clinical trial sites for our Phase 2b clinical trial are temporarily postponing trial-related activities, impacting our clinical trial execution plans.  We may also face difficulties recruiting or retaining patients for our planned and ongoing clinical trials if patients are affected by the virus or are fearful of visiting or traveling to clinical trial sites because of the outbreak. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

In the event of a continuation of shelter-in-place orders and/or other mandated local travel restrictions, our employees conducting research and development activities may not be able to access our research space, and our core activities may be significant limited or curtailed, possibly for an extended period of time.

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

In the past, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern and it is possible that we may identify conditions and events in the future that raise substantial doubt about our ability to continue as a going concern.

Previously, we have identified conditions and events that raised substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2018 that was issued prior to our IPO included a going concern uncertainty paragraph. With the completion of our IPO, we believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, or the TJCA, which significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.

Our ability to use our net operating losses and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses or research and development tax credit carryforwards.

In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past and may experience such ownership changes in the future (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change net operating losses and research and development tax credit carryforwards to offset such taxable income may be subject to limitations. Our net operating losses or credits may also be impaired under state law.

There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities. As described above in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons we may be unable to use a material portion of our net operating losses and other tax attributes.

Risks Related to the Discovery and Development of our Product Candidates

We are early in our development efforts, and we only have one product candidate in clinical trials. Our other product candidate recently completed IND-enabling studies. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts, and we have advanced only one candidate into clinical trials, losmapimod for the treatment of facioscapulohumeral muscular dystrophy, or FSHD. FTX-6058, our other product candidate, recently completed IND-enabling studies. We have invested substantially all of our efforts and financial resources in our proprietary product engine to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of rare diseases. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We have one product candidate in clinical development and one product candidate that recently completed IND-enabling studies. The risk of failure for each of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We have not yet begun or completed a pivotal clinical trial of any product candidate. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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
•

unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as the COVID-19 pandemic, in or around the countries in which we conduct our clinical trials, could delay the commencement or rate of completion of our clinical trials; and

•	regulators may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy, or REMS.

For example, in the wake of COVID-19, the clinical trial sites for our Phase 2b clinical trial are temporarily postponing trial-related activities, impacting our clinical trial execution plans.

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

We expect to rely on third parties to manufacture clinical supplies of our product candidates and commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If we are unable to enter into such arrangements on the terms or timeline we expect, development and/or commercialization of our product candidates may be delayed. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements. These facilities may also be affected by natural disasters, such as floods or fire, as well as public health issues (for example, an outbreak of a contagious disease such as COVID-19), or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. The FDA and EMA have granted orphan drug designation to losmapimod for the treatment of FSHD. We may seek orphan drug designation for our other current and future product candidates.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Since the enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 2, 2020, that court agreed to hear this case. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

As of May 8, 2020, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate owned shares representing approximately 67.4% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We had not used any of the net proceeds from the IPO as of March 31, 2020 as we have continued to fund operations from proceeds received through our preferred stock financings. We have invested the unused net proceeds from the offering in cash equivalents and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	4,982	$0.07	—	$—
February 1, 2020 through February 29, 2020	3,805	0.07	—	—
March 1, 2020 through March 31, 2020	—	—	—	—
Total	8,787	$0.07	—	$—

(1)

Represents shares of unvested common stock that were repurchased by us from certain former employees upon termination of employment in accordance with the terms of the applicable employee's restricted stock agreement. We repurchased the shares from the former employees at the original purchase price.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Employment Agreement, dated July 18, 2019, by and between the Registrant and Owen Wallace.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULCRUM THERAPEUTICS, INC.

Date: May 13, 2020	By:	/s/ Robert J. Gould
Robert J. Gould, Ph.D.
Chief Executive Officer and President, Director

Date: May 13, 2020	By:	/s/ Bryan Stuart
Bryan Stuart
Chief Operating Officer (Principal Financial Officer)