Form 10-Q
period 2020-06-30
Fulcrum Therapeutics, Inc.
filed 2020-08-11
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, the registrant had 27,452,846 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate," "believe," "continue" "could," "estimate," "expect," "intend," "may," "might," “outlook,” "plan," "potential," "predict," "project," "should," "target," "would," and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the “Risk Factors” section and include, among other things:

•

our ongoing clinical trials of losmapimod, including our ongoing Phase 2b and Phase 2 open label clinical trials for the treatment of facioscapulohumeral muscular dystrophy, and our ongoing Phase 3 clinical trial for the treatment of the novel coronavirus, or COVID-19;

•	our planned Phase 1 clinical trial of FTX-6058;
•	the impact of the COVID-19 pandemic on our business and operations and our future financial results;
•	the initiation, timing, progress and results of our drug target discovery screening programs;
•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•	our plans to develop and, if approved, subsequently commercialize losmapimod and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for losmapimod and other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and marketable securities;
•	the potential advantages of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	the progress and results of our collaboration with Acceleron Pharma Inc. and MyoKardia, Inc.;

i

•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$75,718	$96,713
Marketable securities	56,020	—
Unbilled accounts receivable	755	—
Prepaid expenses and other current assets	2,291	3,370
Total current assets	134,784	100,083
Property and equipment, net	8,910	9,205
Restricted cash	1,092	1,092
Other assets	76	59
Total assets	$144,862	$110,439
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,571	$2,186
Accrued expenses and other current liabilities	5,439	5,496
Deferred lease incentive, current portion	469	469
Deferred revenue, current portion	4,464	3,989
Total current liabilities	13,943	12,140
Deferred rent, excluding current portion	1,620	1,559
Deferred lease incentive, excluding current portion	3,286	3,521
Deferred revenue, excluding current portion	3,867	6,011
Other liabilities, excluding current portion	15	55
Total liabilities	22,731	23,286
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 27,452,872 and 23,335,514 shares issued as of June 30, 2020 and December 31, 2019, respectively; 27,223,796 and 22,654,444 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	27	23
Treasury stock, at cost; no shares as of June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	306,961	237,931
Accumulated other comprehensive income	81	—
Accumulated deficit	(184,938)	(150,801)
Total stockholders’ equity	122,131	87,153
Total liabilities and stockholders’ equity	$144,862	$110,439

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$2,000	$—	$2,750	$—
Operating expenses:
Research and development	12,775	10,860	27,257	45,489
General and administrative	5,149	2,634	10,213	5,232
Total operating expenses	17,924	13,494	37,470	50,721
Loss from operations	(15,924)	(13,494)	(34,720)	(50,721)
Other income, net	239	325	583	709
Net loss	$(15,685)	$(13,169)	$(34,137)	$(50,012)
Cumulative convertible preferred stock dividends	—	(3,291)	—	(6,332)
Net loss attributable to common stockholders	$(15,685)	$(16,460)	$(34,137)	$(56,344)
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(9.21)	$(1.47)	$(32.85)
Weighted average number of common shares used in net loss per share attributable to common stockholders, basic and diluted	23,854	1,787	$23,287	$1,715

Comprehensive loss:
Net loss	$(15,685)	$(13,169)	$(34,137)	$(50,012)
Other comprehensive income:
Unrealized gain on marketable securities	134	—	81	—
Total other comprehensive income	134	—	81	—
Comprehensive loss	$(15,551)	$(13,169)	$(34,056)	$(50,012)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	loss	Deficit	(Deficit)
Balance at December 31, 2018	60,000,000	$59,909	40,000,000	$79,761	1,587,953	$2	67,024	$—	$4,452	$—	$(68,124)	$(63,670)
Issuance of Series B convertible preferred stock in connection with asset acquisition, net of issuance costs	—	—	12,500,000	25,466	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	134,013	—	—	—	5	—	—	5
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	43,922	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(110,946)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	821	—	—	821
Net loss	—	—	—	—	—	—	—	—	—	—	(36,843)	(36,843)
Balance at March 31, 2019	60,000,000	$59,909	52,500,000	$105,227	1,721,966	$2	—	$—	$5,278	$—	$(104,967)	$(99,687)
Issuance of common stock	—	—	—	—	148,320	—	—	—	225	—	—	225
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	7,451	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(6,019)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	950	—	—	950
Net loss	—	—	—	—	—	—	—	—	—	—	(13,169)	(13,169)
Balance at June 30, 2019	60,000,000	$59,909	52,500,000	$105,227	1,870,286	$2	1,432	$—	$6,453	$—	$(118,136)	$(111,681)
Balance at December 31, 2019	—	$—	—	$—	22,654,444	$23	—	$—	$237,931	$—	$(150,801)	$87,153
Issuance of common stock	—	—	—	—	138,693	—	—	—	290	—	—	290
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	8,787	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(8,787)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,693	—	—	1,693
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	—	—	—	—	—	—	(18,452)	(18,452)
Balance at March 31, 2020	—	$—	—	$—	22,793,137	$23	—	$—	$239,914	$(53)	$(169,253)	$70,631
Issuance of common stock	—	—	—	—	401,248	—	—	—	530	—	—	530
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	—	—	—	—	4,029,411	4	—	—	64,313	—	—	64,317
Repurchase of unvested restricted stock awards					—	—	10,642	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(10,642)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,204	—	—	2,204
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	134	—	134
Net loss	—	—	—	—	—	—	—	—	—	—	(15,685)	(15,685)
Balance at June 30, 2020	—	$—	—	$—	27,223,796	$27	—	$—	$306,961	$81	$(184,938)	$122,131

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(34,137)	$(50,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,092	1,018
Stock-based compensation expense	3,897	1,771
In-process research and development expenses	—	25,591
Net amortization of premiums and discounts on marketable securities	(86)	—
Changes in operating assets and liabilities:
Unbilled accounts receivable	(755)	—
Prepaid expenses and other current assets	1,079	(828)
Other assets	(17)	(586)
Accounts payable	1,436	451
Accrued expenses and other liabilities	9	399
Deferred revenue	(1,669)	—
Deferred rent and deferred lease incentive	(174)	225
Net cash used in operating activities	$(29,325)	$(21,971)
Investing activities
Purchases of marketable securities	(72,653)	—
Maturities of marketable securities	16,800	—
Purchases of property and equipment	(777)	(531)
Transaction costs associated with asset acquisition	—	(91)
Net cash used in investing activities	(56,630)	(622)
Financing activities
Issuance costs associated with issuance of Series B convertible preferred stock	—	(34)
Payment of initial public offering costs	(193)	(739)
Proceeds from issuance of common stock in connection with private placement, net of placement agent fees and offering costs	64,368	—
Principal payments on capital lease obligations	(24)	(21)
Proceeds from issuance of common stock under benefit plans, net	809	218
Net cash provided by (used in) financing activities	64,960	(576)
Net decrease in cash, cash equivalents and restricted cash	(20,995)	(23,169)
Cash, cash equivalents, and restricted cash, beginning of period	97,805	73,889
Cash, cash equivalents, and restricted cash, end of period	$76,810	$50,720
Supplemental cash flow information
Cash paid for interest	$1	$4
Non-cash investing and financing activities:
Acquisition of in process research and development through issuance of stock	$—	$25,500
Property and equipment purchases unpaid at end of period	$54	$120
Public offering costs unpaid at end of period	$—	$1,325
Private placement offering costs unpaid at end of period	$158	$—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$75,718	$49,628
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$76,810	$50,720

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2020 and the results of its operations and its cash flows for the three and six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020 (the “Annual Report on Form 10-K”).

Sales of Common Stock

On July 22, 2019, the Company completed an initial public offering (“IPO”) of its common stock and issued and sold 4,500,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $63.9 million after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all 112,500,000 shares of outstanding preferred stock automatically converted into 16,071,418 shares of common stock.

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

On June 9, 2020, the Company issued and sold 4,029,411 shares of common stock to investors in a private placement at a price of $17.00 per share, resulting in gross proceeds of $68.5 million, before deducting offering costs of approximately $4.2 million.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from a private placement of the Company’s common stock, proceeds from the IPO, issuances of convertible notes and convertible preferred stock, an upfront payment received from its collaboration and license agreement (the “Acceleron Collaboration Agreement”) with Acceleron Pharma Inc. (“Acceleron”), and an upfront payment received from its collaboration and license agreement (the “MyoKardia Collaboration Agreement”) with MyoKardia, Inc. (“MyoKardia) (Note 16). As of June 30, 2020, the Company had an accumulated deficit of $184.9 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

As of the date of issuance of these financial statements, the Company expects that its cash, cash equivalents, and marketable securities, together with the $10.0 million upfront payment and the $2.5 million payment as prepaid research funding received during the third quarter of 2020 under the MyoKardia Collaboration Agreement, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. If the Company is unable to raise additional funds through equity or debt financings when needed, it may be required to delay, limit, reduce or terminate development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended June 30, 2020, except as noted below with respect to the Company’s accounting policies related to marketable securities.

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

The Company’s cash equivalents and marketable securities are carried at fair value and are classified according to the fair value hierarchy described above (Note 3). The cash equivalents and marketable securities are initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market based approaches, to determine fair value.

Marketable Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as marketable securities. As of June 30, 2020, the Company’s marketable securities consisted of investments in U.S. Treasury securities, corporate bonds, and commercial paper. Marketable securities are classified as current assets on the consolidated balance sheets if the marketable securities are available to be converted into cash to fund current operations.

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

Recent Accounting Pronouncements—To Be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended by various subsequently issued ASUs. The standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Lessees are required to classify leases as either finance or operating leases. If the lease is effectively a financed-purchase by the lessee, it is classified as a financing lease, otherwise it is classified as an operating lease. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which permits entities to continue applying legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. In November 2019, the FASB deferred the effective date of ASU 2018-11 for private companies to fiscal years beginning after December 15, 2020. In June 2020, the FASB further deferred the effective date of ASU 2018-11 for private companies to fiscal years beginning after December 15, 2021. The new standard will become effective for the Company on January 1, 2022. The Company will apply the transition method permitted by ASU 2018-11. The Company is currently evaluating the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures. The Company expects to take advantage of certain available expedients by electing the transition package of practical expedients permitted within ASU 2016-02, which allows the Company to not reassess previous accounting conclusions around whether arrangements are, or contain, leases, the classification of leases, and the treatment of initial direct costs. The Company also expects to make an accounting policy election to exclude leases with an initial term of twelve months or less from the balance sheet.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at June 30, 2020
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$75,718	$75,718	$—	$—
Marketable securities:
U.S. Treasury securities	19,006	—	19,006	—
Corporate bonds	18,031	—	18,031	—
Commercial paper	18,983	—	18,983	—
Total	$131,738	$75,718	$56,020	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$96,713	$96,713	$—	$—
Total	$96,713	$96,713	$—	$—

There were no transfers between fair value levels during the three and six months ended June 30, 2020.

4. Marketable Securities

Marketable securities consisted of the following as of June 30, 2020 (in thousands):

	Fair Value Measurements at June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$75,718	$—	$—	$75,718
Total cash equivalents	75,718	—	—	75,718
Marketable securities:
U.S. Treasury securities	18,997	9	—	19,006
Corporate bonds	17,959	72	—	18,031
Commercial paper	18,983	—	—	18,983
Total marketable securities	55,939	81	—	56,020
Total cash equivalents and marketable securities	$131,657	$81	$—	$131,738

The Company did not hold any marketable securities as of December 31, 2019.

There were no sales of marketable securities during the three and six months ended June 30, 2020. As of June 30, 2020, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $9.0 million. As of June 30, 2020, no securities were in an unrealized loss position for more than twelve months. The Company determined that it did not hold any securities with any other-than-temporary impairment as of June 30, 2020. As of June 30, 2020, the remaining contractual maturity of all of the Company’s marketable securities is less than one year.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Lab equipment	$6,429	$5,710
Furniture and fixtures	594	548
Computer equipment	373	512
Software	199	90
Leasehold improvements	6,210	6,210
Construction in process	—	82
Total property and equipment	13,805	13,152
Less: accumulated depreciation	(4,895)	(3,947)
Property and equipment, net	$8,910	$9,205

Depreciation expense for the three months ended June 30, 2020 and 2019 was $0.6 million and $0.5 million, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $1.1 million and $1.0 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid expenses	$1,763	$2,796
Prepaid sign-on bonuses subject to vesting provisions	115	179
Interest income receivable	205	111
Other	208	284
Total prepaid expenses and other current assets	$2,291	$3,370

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
External research and development	$3,256	$2,250
Payroll and benefits	1,624	2,239
Professional services	426	891
Capital lease obligation, current portion	43	50
Restricted stock liability, current portion	12	17
Other	78	49
Total accrued expenses and other current liabilities	$5,439	$5,496

7. Preferred Stock

As of June 30, 2020 and December 31, 2019, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of June 30, 2020 and December 31, 2019.

During the six months ended June 30, 2019, the Company issued 12,500,000 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) in connection with the GSK Agreement (Note 11). The rights, privileges, and preferences of the Series B Preferred Stock issued in connection with the GSK Agreement were consistent with the rights, privileges, and preferences of the Series B Preferred Stock issued during prior periods.

On July 5, 2019, the Company eliminated the gross proceeds threshold of $45.0 million for a firm-commitment underwritten public offering that would result in the automatic conversion of all outstanding shares of Series A convertible preferred stock and Series B Preferred Stock (together with the Series A convertible preferred stock, the “Preferred Stock”).

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

8. Common Stock

As of June 30, 2020 and December 31, 2019, the Company’s restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock, $0.001 par value per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of June 30, 2020 and December 31, 2019, the Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2020	December 31, 2019
Shares reserved for exercises of outstanding stock options	2,809,596	2,023,828
Shares reserved for future issuance under the 2019 Stock Incentive Plan	1,926,399	1,866,694
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	485,497	252,142
	5,221,492	4,142,664

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of June 30, 2020, no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan is 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved shall be annually increased on January 1, 2020 and each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2020, the number of shares reserved for issuance under the 2019 Plan was increased by 933,420 shares. As of June 30, 2020, there were 1,926,399 shares available for future issuance under the 2019 Plan.

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

The following table summarizes the Company’s restricted stock activity under the 2019 Plan and 2016 Plan since December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	346,423	$3.05
Granted	—	—
Vested	(155,061)	2.98
Repurchased	(19,429)	2.97
Unvested at June 30, 2020	171,933	$3.12

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. The following table summarizes the Company’s stock option activity under the 2019 Plan and 2016 Plan since December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,023,828	$9.31	8.94	$2,730,209
Granted	943,106	16.54
Exercised	(107,376)	7.55
Cancelled	(49,962)	11.84
Outstanding at June 30, 2020	2,809,596	$11.76	8.96	$18,357,827
Exercisable at June 30, 2020	559,025	$9.68	8.63	$4,813,809

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2020 was $9.76 per share and $10.94 per share, respectively. The weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2019 was $7.75 per share and $5.74 per share, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2020 was $0.8 million and $1.1 million, respectively.  The aggregate intrinsic value of stock options exercised during each of the three and six months ended June 30, 2019 was $0.2 million. The fair value of stock options granted during the three and six months ended June 30, 2020 and 2019 under the 2019 Plan and the 2016 Plan has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Risk-free interest rate	0.4%	2.3%	1.5%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (years)	5.7	6.1	6.0	6.0
Expected stock price volatility	77.2%	80.7%	75.7%	81.3%

Grants Outside of Stock Incentive Plans

The following table summarizes the Company’s restricted stock activity outside of the 2019 Plan and 2016 Plan since December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	334,647	$2.94
Granted	—	—
Vested	(277,504)	2.94
Repurchased	—	—
Unvested at June 30, 2020	57,143	$2.94

The aggregate intrinsic value of all restricted stock awards that vested during the three months ended June 30, 2020 and 2019 was $6.0 million and $1.4 million, respectively. The aggregate intrinsic value of all restricted stock awards that vested during the six months ended June 30, 2020 and 2019 was $7.6 million and $2.4 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,186	$459	$1,944	$865
General and administrative	1,018	491	1,953	906
Total stock-based compensation expense	$2,204	$950	$3,897	$1,771

As of June 30, 2020, the Company had an aggregate of $18.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.81 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP shall be annually increased on January 1, 2020, and each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2020, the number of shares reserved for issuance under the 2019 ESPP was increased by 233,355 shares.

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

Pursuant to a mutually agreed research plan, the Company will perform assay screening and related research activities to identify and validate potential biological targets for further research in order to support the development, manufacture and commercialization of product candidates by Acceleron. Upon completion of the research activities, the Company will deliver a data package to Acceleron with respect to the biological targets identified by the Company in the conduct of the research activities for the treatment, prophylaxis, or diagnosis of the Indication. As provided for under the exclusive worldwide license that was conveyed at the inception of the arrangement, Acceleron has the right to designate a specified number of the biological targets identified by the Company for Acceleron’s research, development, manufacture and commercialization of products or molecules directed to such targets for the treatment, prophylaxis, or diagnosis of the Indication (the “Targets”). If Acceleron does not designate any Targets during the designated period, then the Acceleron Collaboration Agreement will automatically terminate. If Acceleron designates one or more Targets, then Acceleron will be obligated to use commercially reasonable efforts to seek regulatory approval for one product directed to a Target in certain specified countries. Upon receipt of regulatory approval for any product directed to a Target, Acceleron must use commercially reasonable efforts to commercialize such product in certain specified countries.

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

Determination of the Transaction Price

The Company received a non-refundable upfront payment of $10.0 million upon the execution of the Acceleron Collaboration Agreement, which the Company included in the transaction price. Based on the uncertainty associated with the achievement of any research and development milestone payments that the Company is eligible to receive, the Company has constrained the variable consideration associated with those milestone payments and excluded them from the transaction price. As part of its evaluation of constraining the research and development milestones, the Company considered numerous factors, including the fact that the achievement of the research and development milestones are contingent upon the results of the underlying research and development activities and are thus outside of the control of the Company. The Company also included in the transaction price the expected amount of costs to be reimbursed for the Research Services. The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three and six months ended June 30, 2020.

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

During the three and six months ended June 30, 2020, the Company recognized $2.0 million and $2.8 million, respectively, of collaboration revenue associated with the Acceleron Collaboration Agreement. As of December 31, 2019, no Research Services had been performed. For the three and six months ended June 30, 2019, the Company did not recognize any revenue under the Acceleron Collaboration Agreement as it had not yet entered into the Acceleron Collaboration Agreement. As of June 30, 2020 and December 31, 2019, the Company recorded deferred revenue of $8.3 million and $10.0 million, respectively, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, the Company had received $0.3 million of cost reimbursement payments, and no milestone or royalty payments under the Acceleron Collaboration Agreement. As of December 31, 2019, the Company had not received any milestone, royalty, or cost reimbursement payments under the Acceleron Collaboration Agreement. As of June 30, 2020, the Company recorded unbilled accounts receivable of $0.8 million related to reimbursable Research Services costs under the Acceleron Collaboration Agreement for activities performed during the three months ended June 30, 2020.

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

Under the GSK Agreement, the Company issued 12,500,000 shares of Series B Preferred Stock to GSK with an estimated fair value of $25.5 million, or $2.04 per share, which was determined with the assistance of a third-party specialist contemporaneously with the issuance of the Series B Preferred Stock to GSK. In addition, the Company may owe GSK up to $37.5 million in certain specified clinical and regulatory milestones, including $2.5 million due upon the initiation of a Phase 2 clinical trial, which was achieved and paid during the third quarter of 2019, and up to $60.0 million in certain specified sales milestones. The Company has agreed to pay tiered royalties on annual net sales of losmapimod that range from mid single-digit percentages to a low double-digit, but less than teens, percentage. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. The Company also incurred $0.1 million of direct expenses related to the transaction, which the Company included in the total consideration for the transaction.

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

The Company concluded the arrangement did not result in the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in a single in-process research and development asset, losmapimod. In addition, the Company did not obtain any substantive processes in connection to the GSK Agreement and losmapimod was not generating revenue at the time the GSK Agreement was executed. Therefore, the Company accounted for the arrangement as an asset acquisition. The Company also concluded that the acquired assets do not have an alternative future use, and therefore the fair value attributable to the GSK Agreement of $25.6 million, inclusive of transaction costs, was recorded as in-process research and development expense (a component of research and development expenses) in the Company’s consolidated statement of operations and comprehensive loss during the first quarter of 2019, which is the period in which the Company obtained (i) the license to losmapimod, (ii) the right to reference relevant regulatory and manufacturing documents, and (iii) GSK’s existing supply of losmapimod drug substance and product. Additionally, the Company will recognize clinical and regulatory milestone payments when the underlying contingency is resolved and the consideration is paid or becomes payable. The milestone payments will be capitalized or expensed depending on the nature of the associated asset as of the date of recognition. The Company will record sales milestone payments and royalties as additional expense of the related product sales in the period in which the corresponding sales occur.

12. Commitments and Contingencies

Operating Leases

In November 2017, the Company entered into a lease agreement for its current corporate headquarters for approximately 28,731 square feet of office and laboratory space in Cambridge, Massachusetts. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of June 30, 2020 and December 31, 2019. Rent expense associated with this lease for each of the three months ended June 30, 2020 and 2019 was approximately $0.5 million. Rent expense associated with this lease for each of the six months ended June 30, 2020 and 2019 was approximately $1.0 million.

The future minimum lease payments associated with the lease for the Company’s current headquarters as of June 30, 2020, are as follows (in thousands):

2020(1)	$1,158
2021	2,354
2022	2,424
2023	2,497
2024	2,572
Thereafter	9,615
Total minimum lease payments	$20,620

(1)	Amounts are for the six months ending December 31, 2020.

Other Agreements

The Company has agreements with third parties in the normal course of business under which it can license certain developed technologies. If the Company exercises its rights to license the technologies it may be subject to additional fees and milestone payments. As of June 30, 2020, the Company has not exercised its rights to license such technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2020 or December 31, 2019.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three and six months ended June 30, 2020 and 2019.

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

14. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Series A Preferred Stock	—	8,571,427	—	8,571,427
Series B Preferred Stock	—	7,499,991	—	7,499,991
Outstanding stock options	2,809,596	1,592,753	2,809,596	1,592,753
Unvested restricted stock awards	229,076	898,310	229,076	898,310
Total	3,038,672	18,562,481	3,038,672	18,562,481

15. Related-Party Transactions

During the three and six months ended June 30, 2019, the Company paid fees to Third Rock Ventures, LLC (“TRV”), an affiliate of one of the Company’s principal stockholders, in exchange for consulting services. The Company recorded expenses related to such fees of less than $0.1 million during the six months ended June 30, 2019. The Company did not record expenses related to such fees during the three and six months ended June 30, 2020 or the three months ended June 30, 2019. During the three and six months ended June 30, 2020, the Company did not pay fees to TRV in exchange for services. As of December 31, 2019, there was less than $0.1 million of amounts due to TRV for such services that were included in accounts payable and accrued expenses. As of June 30, 2020, there were no amounts due to TRV for such services that were included in accounts payable and accrued expenses. Additionally, consultants that provide services to the Company are employees of TRV. The Company has issued an aggregate of 142,284 shares of common stock to these consultants in exchange for their continuing consulting services.

16. Subsequent Events

MyoKardia Collaboration and License Agreement

On July 20, 2020, the Company entered into the MyoKardia Collaboration Agreement with MyoKardia, pursuant to which the Company granted to MyoKardia an exclusive worldwide license under certain intellectual property rights to research, develop, make, have made, use, have used, sell, have sold, offer for sale, have offered for sale, import, have imported, export, have exported, distribute, have distributed, market, have marketed, promote, have promoted, or otherwise exploit products directed against certain biological targets identified by the Company that are capable of modulating up to a certain number of genes of interest with relevance to certain genetically defined cardiomyopathies.

Pursuant to a mutually agreed research plan, the Company will perform assay screening and related research activities to identify and validate up to a specified number of potential cardiomyopathy gene targets (“Identified Targets”) for further research, development, manufacture and commercialization by MyoKardia. The Company and MyoKardia will work together, through the joint steering committee, to determine how best to advance at each stage of the research activities and to identify which of the Identified Targets, if any, meet the criteria set forth in the research plan (the “Cardiomyopathy Target Candidates”). Upon completion of the research plan, the parties will work together to prepare a final data package and MyoKardia may designate certain Cardiomyopathy Target Candidates for MyoKardia’s further exploitation under the MyoKardia Collaboration Agreement (the “Cardiomyopathy Targets”). If MyoKardia does not designate any Cardiomyopathy Targets during the designated period, then the MyoKardia Collaboration Agreement will automatically terminate. If MyoKardia designates one or more Cardiomyopathy Targets, then MyoKardia will be obligated to use commercially reasonable efforts to seek regulatory approval for and to commercialize one product directed against an Identified Target in certain specified countries.

During the period in which the Company is performing the research activities pursuant to the research plan (the “Research Term”) and for a specified period beyond the Research Term if MyoKardia designates a Cardiomyopathy Target, the Company may only use the data generated from such research activities for MyoKardia in accordance with the MyoKardia Collaboration Agreement. During the Research Term and for a specified period thereafter, the Company may not research, develop, manufacture, commercialize, use, or otherwise exploit any compound or product (a) that is a Compound or Product under the MyoKardia Collaboration Agreement that is directed against the Cardiomyopathy Target Candidates for the treatment, prophylaxis, or diagnosis of any indication or (b) for the treatment of any genetically defined cardiomyopathies shown to be related to certain specified genes of interest that are modulated by the Cardiomyopathy Targets.

Under the MyoKardia Collaboration Agreement, MyoKardia made a $10.0 million upfront payment and a $2.5 million payment as prepaid research funding to the Company during July 2020. MyoKardia will also reimburse the Company for the costs of the research activities not covered by the prepaid research funding, up to a maximum amount of total research funding (including the prepaid research funding). Upon the achievement of specified preclinical, development and sales milestones, the Company will be entitled to preclinical milestone payments, development milestone payments and sales milestone payments of up to $298.5 million in the aggregate per target for certain Identified Targets, and of up to $150.0 million in the aggregate per target for certain other Identified Targets. MyoKardia will also pay the Company tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage based on MyoKardia’s, and any of its affiliates’ and sublicensees’, annual worldwide net sales of products under the MyoKardia Collaboration Agreement directed against any Identified Target. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

The MyoKardia Collaboration Agreement continues on a country-by-country and product-by-product basis until the last to expire royalty term for a product, at which time the MyoKardia Collaboration Agreement expires with respect to such product in such country. Either party has the right to terminate the MyoKardia Collaboration Agreement if the other party has materially breached in the performance of its obligations under the MyoKardia Collaboration Agreement and such breach has not been cured within the applicable cure period. MyoKardia also has the right to terminate the MyoKardia Collaboration Agreement for convenience in its entirety or on a target-by-target, product-by-product or molecule-by-molecule basis.

The Company is currently evaluating the accounting treatment for the MyoKardia Collaboration Agreement.

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

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. We have developed a proprietary product engine that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat the known root cause of genetically defined diseases. We are using our product engine to identify targets that can be drugged by small molecules regardless of the particular underlying mechanism of gene mis-expression. We have identified drug targets to treat the root causes of facioscapulohumeral muscular dystrophy, or FSHD, and certain hemoglobinopathies, namely sickle cell disease, or SCD, and ß-thalassemia. In August 2019, we initiated a Phase 2b clinical trial, known as ReDUX4, and a Phase 2 open label clinical trial of losmapimod, our product candidate for FSHD, to evaluate the efficacy and safety of losmapimod in addressing the underlying cause of FSHD. We plan to submit an investigational new drug application, or IND, for FTX-6058, our product candidate for certain hemoglobinopathies, in the third quarter of 2020 and initiate a Phase 1 clinical trial in the fourth quarter of 2020. FTX-6058 is a novel upregulator of fetal hemoglobin.

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

As a result of the COVID-19 pandemic, we have extended ReDUX4 from 24 to 48 weeks through a protocol amendment to ensure the safety of the subjects and to allow for the opportunity for a biopsy at week 16 as originally intended or at week 36. Approximately 68 subjects who did not complete the original 24-week treatment period remain active in the randomized portion of the trial. The extension from 24 to 48 weeks also allows for a longer assessment in a placebo-controlled design of the skeletal muscle MRI secondary endpoint and the various exploratory clinical endpoints, such as reachable workspace, optimized time up and go test for FSHD, muscle function measures and patient reported outcomes. We expect topline data from approximately 80 subjects in ReDUX4 in the first quarter of 2021, and full data from the study in the second quarter of 2021. We believe that the amendment to the trial provides flexibility to address the challenges presented by the COVID-19 pandemic and supports collection of efficacy and safety data to support continued discussions with health authorities regarding potential registration strategies.

In August 2020, we announced results from a pre-specified interim analysis of the primary endpoint of the ReDUX4 trial, which is the reduction from baseline of DUX4-driven gene expression in affected skeletal muscle after subjects have been treated with losmapimod or placebo. Secondary and exploratory endpoints were not assessed as part of this analysis. Results from the interim analysis in the first 29 randomized subjects indicate that DUX4-driven gene expression did not show a separation from placebo at 16 weeks. However, in a pre-specified sensitivity analysis, those with the highest pre-treatment DUX4-driven gene expression in their muscle biopsy sample showed a large reduction in DUX4-driven gene expression following treatment with losmapimod compared to placebo. The highest expressing muscle biopsies represent the top quartile of biopsies assessed based on baseline DUX4-driven gene expression.

The interim results included an analysis of the first 29 subjects who completed their 16-week biopsy out of the 80 subjects enrolled. Pharmacokinetics, demographics and the primary endpoint were assessed. The interim analysis was not powered for statistical significance and did not include individual patient level data. Subjects were randomized to receive an oral dose of losmapimod 15mg (n=15) or placebo (n=14) twice per day. While results showed a significant reduction in DUX4-driven gene expression in the muscle biopsies of subjects whose baseline biopsy showed the highest levels of DUX4 gene expression (38-fold decrease with losmapimod, n=3, and 5.4 fold-decrease with placebo, n=5), the population level data analysis of the reduction in DUX4-driven gene expression from all 29 subjects did not show a separation of losmapimod from placebo (3.7 fold increase with losmapimod, n=15, and 2.8 fold increase with placebo, n=14). Results indicate that muscle biopsies within the higher range of DUX4-driven gene expression at baseline may be needed to observe a reduction.

In June 2020, we announced plans to evaluate losmapimod as a potential treatment for patients with COVID-19. On June 24, 2020, we announced that we received notification from the U.S. Food and Drug Administration, or FDA, that we may proceed with initiating a Phase 3, randomized, double-blind, placebo-controlled trial of losmapimod in higher risk hospitalized adults with COVID-19, or the LOSVID trial. The LOSVID trial is a Phase 3, international, multicenter trial designed to assess the safety and efficacy of a

15 mg twice per day oral dose of losmapimod compared to placebo for 14 days on top of standard of care in approximately 400 patients hospitalized with COVID-19 and at risk of progression to critical illness based on older age and elevated systemic inflammation. The primary endpoint of the trial is the proportion of patients who progress to death or respiratory failure by day 28. The trial’s secondary endpoints include clinical status on days seven and 14 as measured on the nine point World Health Organization ordinal scale of COVID-19 severity, total number of study days free of oxygen supplementation, all-cause mortality, length of hospitalization and intensive care unit stay, adverse events and viral clearance. We intend to conduct an interim analysis for futility and sample size re-estimation using an independent data monitoring committee when approximately 50 percent of subjects complete the 28-day visit and we expect such analysis to be conducted in the fourth quarter of 2020. We expect to report topline data in the first quarter of 2021.

On June 9, 2020, we issued and sold 4,029,411 shares of common stock in a private placement at a price of $17.00 per share, resulting in gross proceeds of $68.5 million, before deducting offering costs of approximately $4.2 million.

On July 20, 2020, we entered into a collaboration and license agreement, or the MyoKardia Collaboration Agreement, with MyoKardia, Inc., or MyoKardia, pursuant to which we granted to MyoKardia an exclusive worldwide license under certain intellectual property rights to research, develop, make, have made, use, have used, sell, have sold, offer for sale, have offered for sale, import, have imported, export, have exported, distribute, have distributed, market, have marketed, promote, have promoted, or otherwise exploit products directed against certain biological targets identified by the Company that are capable of modulating up to a certain number of genes of interest with relevance to certain genetically defined cardiomyopathies. The primary goal of the collaboration is to identify and validate potential biological targets for further research, in order to support the development, manufacture and commercialization of product candidates by MyoKardia for the potential treatment of certain genetically defined cardiomyopathies.

Under the terms of the MyoKardia Collaboration Agreement, we received a $10.0 million upfront payment and a $2.5 million payment as prepaid research funding to the Company during July 2020. MyoKardia will also reimburse us for the costs of the research activities not covered by the prepaid research funding, up to a maximum amount of total research funding (including the prepaid research funding). Upon the achievement of specified preclinical, development and sales milestones, we will be entitled to preclinical milestone payments, development milestone payments and sales milestone payments of up to $298.5 million in the aggregate per target for certain potential cardiomyopathy gene targets, and of up to $150.0 million in the aggregate per target for certain other potential cardiomyopathy gene targets. MyoKardia will also pay us tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage based on MyoKardia’s, and any of its affiliates’ and sublicensees’, annual worldwide net sales of products under the MyoKardia Collaboration Agreement directed against any identified target. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and product engine, identifying drug targets and potential product candidates, in-licensing assets, producing drug substance and drug product material for use in clinical trials and conducting preclinical studies and clinical trials. To date, we have primarily funded our operations through the issuance of common stock in a private placement and in our initial public offering, or IPO, the issuance of convertible preferred stock and convertible notes, and upfront payments received under our collaboration and license agreements.

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $15.7 million and $34.1 million for the three and six months ended June 30, 2020, respectively, and $13.2 million and $50.0 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $184.9 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

•

continue our clinical development of losmapimod, including our ongoing Phase 2b and Phase 2 open label clinical trials for the treatment of FSHD, and our ongoing Phase 3 clinical trial for the treatment of COVID-19;

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

As of June 30, 2020, we had $131.7 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2020, together with the $10.0 million upfront payment and the $2.5 million payment as prepaid research funding received during the third quarter of 2020 under the MyoKardia Collaboration Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

In December 2019, we entered into a collaboration and license agreement, or the Acceleron Collaboration Agreement, with Acceleron Pharma Inc., or Acceleron, to identify biological targets to modulate specific pathways associated with a targeted indication within the pulmonary disease space. Under the Acceleron Collaboration Agreement, we granted Acceleron an exclusive worldwide license under certain intellectual property rights to make, have made, use, sell, have sold, import, export, distribute and have distributed, market, have marketed, promote, have promoted, or otherwise exploit molecules and products directed against or expressing certain biological targets identified by us for the treatment, prophylaxis, or diagnosis of a targeted indication within the pulmonary disease space. The primary goal of the collaboration is to identify and validate potential biological targets for further research in order to support the development, manufacture and commercialization of product candidates by Acceleron for the targeted indication by leveraging our proprietary product engine.

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

For the three and six months ended June 30, 2020, we recognized $2.0 million and $2.8 million, respectively, of collaboration revenue under the Acceleron Collaboration Agreement. For the three and six months ended June 30, 2019, we did not recognize any collaboration revenue as we had not yet entered into the Acceleron Collaboration Agreement. As of June 30, 2020 and December 31, 2019, we have recorded $8.3 million and $10.0 million, respectively, of deferred revenue associated with the Acceleron Collaboration Agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of June 30, 2020, we had received $0.3 million of cost reimbursement payments and no milestone or royalty payments under the Acceleron Collaboration Agreement. As of June 30, 2020, we recorded unbilled accounts receivable of $0.8 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended June 30, 2020.

In the future, we will recognize additional revenue associated with the $10.0 million upfront payment as we satisfy our performance obligation, and from reimbursement of costs incurred under the Acceleron Collaboration Agreement, and we may generate additional revenue from milestones and royalty payments under the Acceleron Collaboration Agreement. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year based upon our pattern of performance under the Acceleron Collaboration Agreement and as a result of the timing, amount, and achievement of milestones and reimbursement of costs incurred under the Acceleron Collaboration Agreement.

In the future, we also will recognize revenue from the MyoKardia Collaboration Agreement associated with the $10.0 million upfront payment and the $2.5 million payment prepaid research funding that we received in July 2020, and reimbursement of costs incurred under the MyoKardia Collaboration Agreement, and we may generate additional revenue from milestones and royalty payments under the MyoKardia Collaboration Agreement.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the three and six months ended June 30, 2020 and 2019. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Losmapimod external expenses include IPR&D expenses. We nominated FTX-6058 as a development candidate in the third quarter of 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Losmapimod external expenses	$4,147	$3,073	$9,766	$30,875
FTX-6058 external expenses	968	—	2,339	—
Pre-development candidate expenses and unallocated expenses	3,296	4,671	6,921	8,700
Internal research and development expenses	4,364	3,116	8,231	5,914
Total research and development expenses	$12,775	$10,860	$27,257	$45,489

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing our product candidates, including the uncertainty related to:

•	the timing and progress of preclinical and clinical development activities, including in light of COVID-19;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	our ability to raise additional funds necessary to complete clinical development of and commercialize our product candidates;
•	our ability to maintain our current research and development programs and to establish new ones;
•	our ability to establish new licensing or collaboration arrangements;
•	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
•	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
•	the availability of raw materials and active pharmaceutical ingredient, or API, for use in production of our product candidates;
•	our ability to establish and operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;
•	our ability to consistently manufacture our product candidates in quantities sufficient for use in clinical trials;
•	our ability to obtain and maintain intellectual property protection and regulatory exclusivity, both in the United States and internationally;
•	our ability to maintain, enforce, defend and protect our rights in our intellectual property portfolio;
•	the commercialization of our product candidates, if and when approved;
•	our ability to obtain and maintain third-party coverage and adequate reimbursement for our product candidates, if approved;
•	the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
•	competition with other products; and
•	a continued acceptable safety profile of our products following receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs and timing associated with the development of that product candidate, and potentially other candidates.

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing losmapimod, for the treatment of both FSHD and COVID-19, and FTX-6058 through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following summarizes our results of operations for the three months ended June 30, 2020 and 2019, along with the changes in those items in dollars:

	Three Months Ended June 30,		Change
(in thousands)	2020	2019	$
Collaboration revenue	$2,000	$—	$2,000
Operating expenses:
Research and development	12,775	10,860	1,915
General and administrative	5,149	2,634	2,515
Total operating expenses	17,924	13,494	4,430
Loss from operations	(15,924)	(13,494)	(2,430)
Other income, net	239	325	(86)
Net loss	$(15,685)	$(13,169)	$(2,516)

Collaboration Revenue

Collaboration revenue was $2.0 million for the three months ended June 30, 2020 under the Acceleron Collaboration Agreement. We did not record any collaboration revenue during the three months ended June 30, 2019. We recognize revenue under the Acceleron Collaboration Agreement based on our pattern of performance related to the identified performance obligation, which is the period over which we will perform research services under the Acceleron Collaboration Agreement.

Research and Development Expenses

Research and development expense increased by $1.9 million from $10.9 million for the three months ended June 30, 2019 to $12.8 million for the three months ended June 30, 2020. The increase in research and development expense was primarily attributable to the following:

•	$1.3 million in increased personnel-related costs due to increased headcount, including $0.7 million of increased stock-based compensation expense; and
•	$0.6 million in increased manufacturing costs associated with the production of losmapimod and FTX-6058 to support our ongoing and planned clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million from $2.6 million for the three months ended June 30, 2019 to $5.1 million for the three months ended June 30, 2020. The increase in general and administrative expenses was primarily attributable to the following:

•	$1.3 million in increased consulting and professional fees, including for legal services, insurance premiums, recruiting, accounting, and tax; and
•

$1.1 million in increased personnel-related costs, primarily due to increased general and administrative headcount to support the growth of our research and development organization, including $0.5 million of increased stock-based compensation expense.

Other Income, Net

Other income, net decreased by less than $0.1 million from $0.3 million for the three months ended June 30, 2019 to $0.2 million for the three months ended June 30, 2020. The decrease in other income, net was primarily attributable to a decrease in investment income on our cash, cash equivalents, and marketable securities as a result of an overall decreased rate of return.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following summarizes our results of operations for the six months ended June 30, 2020 and 2019, along with the changes in those items in dollars:

	Six Months Ended June 30,		Change
(in thousands)	2020	2019	$
Collaboration revenue	$2,750	$—	$2,750
Operating expenses:
Research and development	27,257	45,489	(18,232)
General and administrative	10,213	5,232	4,981
Total operating expenses	37,470	50,721	(13,251)
Loss from operations	(34,720)	(50,721)	16,001
Other income, net	583	709	(126)
Net loss	$(34,137)	$(50,012)	$15,875

Collaboration Revenue

Collaboration revenue was $2.8 million for the six months ended June 30, 2020 under the Acceleron Collaboration Agreement. We did not record any collaboration revenue during the six months ended June 30, 2019. We recognize revenue under the Acceleron Collaboration Agreement based on our pattern of performance related to the identified performance obligation, which is the period over which we will perform research services under the Acceleron Collaboration Agreement.

Research and Development Expenses

Research and development expense decreased by $18.2 million from $45.5 million for the six months ended June 30, 2019 to $27.3 million for the six months ended June 30, 2020. The decrease in research and development expense was primarily attributable to a $25.6 million decrease in IPR&D expenses associated with the recognition of the fair value attributable to the right of reference and license agreement with GSK during the six months ended June 30, 2019, partially offset by increases in research and development expenses as a result of the following:

•	$2.5 million in increased personnel-related costs due to increased headcount, including $1.1 million of increased stock-based compensation expense;
•

$2.3 million in increased costs for external clinical activities as we advanced losmapimod into Phase 2b and Phase 2 open label clinical trials for the treatment of FSHD and prepared to advance losmapimod into a Phase 3 clinical trial for the treatment of COVID-19;

•	$1.6 million in increased manufacturing costs associated with the production of losmapimod and FTX-6058 to support our ongoing and planned clinical trials;
•	$0.8 million in increased costs for IND-enabling studies for FTX-6058.

General and Administrative Expenses

General and administrative expenses increased by $5.0 million from $5.2 million for the six months ended June 30, 2019 to $10.2 million for the six months ended June 30, 2020. The increase in general and administrative expenses was primarily attributable to the following:

•	$2.5 million in increased consulting and professional fees, including for legal services, insurance premiums, recruiting, accounting, and tax; and
•

$2.3 million in increased personnel-related costs, primarily due to increased general and administrative headcount to support the growth of our research and development organization, including $1.0 million of increased stock-based compensation expense.

Other Income, Net

Other income, net decreased by $0.1 million from $0.7 million for the six months ended June 30, 2019 to $0.6 million for the six months ended June 30, 2020. The decrease in other income, net was primarily attributable to a decrease in investment income on our cash, cash equivalents, and marketable securities as a result of an overall decreased rate of return.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Through June 30, 2020, we have primarily funded our operations with aggregate gross proceeds of $290.5 million from the issuance of common stock in a private placement and in our IPO, the issuance of convertible preferred stock and convertible notes, and an upfront payment received under the Acceleron Collaboration Agreement. As of June 30, 2020, we had cash, cash equivalents, and marketable securities of $131.7 million. On July 22, 2019, we completed an IPO of our common stock and issued and sold 4,500,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $63.9 million after deducting underwriting discounts and commissions and offering expenses. On June 9, 2020, we issued and sold 4,029,411 shares of common stock in a private placement at a price of $17.00 per share, resulting in gross proceeds of $68.5 million, before deducting offering costs of $4.2 million. In July 2020, we received $10.0 million upfront payment and $2.5 million payment as prepaid research funding received under the MyoKardia Collaboration Agreement.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(29,325)	$(21,971)
Net cash used in investing activities	(56,630)	(622)
Net cash provided by (used in) financing activities	64,960	(576)
Net decrease in cash, cash equivalents, and restricted cash	$(20,995)	$(23,169)

Net Cash Used in Operating Activities

Net cash used in operating activities was $29.3 million during the six months ended June 30, 2020 compared to net cash used in operating activities of $22.0 million during the six months ended June 30, 2019. The increase in net cash used in operating activities of $7.3 million was primarily due to increased personnel-related costs, increased research and development costs as we continue to advance our lead programs, and increased general and administrative costs associated with operating as a public company.

Net Cash Used in Investing Activities

Net cash used in investing activities was $56.6 million during the six months ended June 30, 2020 compared to net cash used in investing activities of $0.6 million during the six months ended June 30, 2019. The increase in net cash used in investing activities of $56.0 million was primarily due to net purchases of marketable securities during the six months ended June 30, 2020.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $65.0 million during the six months ended June 30, 2020 compared to net cash used in financing activities of $0.6 million during the six months ended June 30, 2019. The increase in net cash provided by financing activities of $65.6 million was primarily due to net proceeds received from the issuance of common stock in a private placement during the six months ended June 30, 2020.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2020, together with the $10.0 million upfront payment and the $2.5 million payment as prepaid research funding received during the third quarter of 2020 under the MyoKardia Collaboration Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

•

the progress, costs and results of our ongoing Phase 2b and Phase 2 open label clinical trials of losmapimod for the treatment of FSHD, and our ongoing Phase 3 clinical trial of losmapimod for the treatment of COVID-19;

•

the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates, including our planned Phase 1 clinical trial of FTX-6058;

•	the impact of the COVID-19 pandemic on our business and operations;
•	the number of and development requirements for other product candidates that we pursue;

•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to enter into contract manufacturing arrangements for supply of API and manufacture of our product candidates and the terms of such arrangements;
•	the success of our collaborations with Acceleron and MyoKardia;
•	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment or receipt of milestones, royalties and other collaboration-based revenues, if any;
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

Contractual Obligations

During the three and six months ended June 30, 2020, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K filed with the SEC on March 5, 2020.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended June 30, 2020, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 5, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. As of June 30, 2020, we had cash, cash equivalents, and marketable securities of $131.7 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2020, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2020 and 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net loss was $82.7 million for the year ended December 31, 2019 and $34.1 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $184.9 million. To date, we have primarily funded our operations through the issuance of common stock in a private placement and in our initial public offering, or IPO, the issuance of convertible preferred stock and convertible notes, an upfront payment received under the collaboration and license agreement with Acceleron Pharma Inc., or Acceleron, and an upfront payment received under the collaboration and license agreement, or the MyoKardia Collaboration Agreement, with MyoKardia, Inc., or MyoKardia. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•

continue our clinical development of losmapimod, including our ongoing Phase 2b and Phase 2 open label clinical trials for the treatment of FSHD, and our ongoing Phase 3 clinical trial for the treatment of COVID-19;

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 2b and Phase 2 open label clinical trials of losmapimod for the treatment of FSHD and continue our recently initiated Phase 3 clinical trial of losmapimod for the treatment of COVID-19, and prepare for a planned Phase 1 clinical trial of FTX-6058, and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our ongoing Phase 2b and Phase 2 open label clinical trials of losmapimod for the treatment of FSHD, and our ongoing Phase 3 clinical trial of losmapimod for the treatment of COVID-19;

•

the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates, including our planned Phase 1 clinical trial of FTX-6058;

•	the impact of the COVID-19 pandemic on our business and operations;
•	the number of and development requirements for other product candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient, or API, and manufacture of our product candidates and the terms of such arrangements;
•	the success of our collaborations with Acceleron and MyoKardia;
•	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment or receipt of milestones, royalties and other collaboration-based revenues, if any;
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

As of June 30, 2020, we had cash, cash equivalents, and marketable securities of approximately $131.7 million. We believe that our cash, cash equivalents, and marketable securities as of June 30, 2020, together with the $10.0 million upfront payment and the $2.5 million payment as prepaid research funding received during the third quarter of 2020 under the MyoKardia Collaboration Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

We commenced activities in 2015 and are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying drug targets and potential product candidates, undertaking preclinical studies and conducting clinical trials. We have not yet demonstrated our ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

The ongoing COVID-19 pandemic may affect our ability to initiate and complete current or future preclinical studies or clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

The ongoing COVID-19 pandemic has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

We and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials and API used in the manufacturing of our product candidates, and laboratory supplies for our current and future preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We and our CMOs and CROs, may face disruptions related to our planned and ongoing clinical trials or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as enrollment and other delays at clinical trial sites. For example, in the wake of COVID-19, the clinical trial sites for our Phase 2b clinical trial temporarily postponed trial-related activities, impacting our clinical trial execution plans. We may also face difficulties recruiting or retaining patients for our planned and ongoing clinical trials if patients are affected by the virus or are fearful of visiting or traveling to clinical trial sites because of the outbreak. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

Additionally, the impact of the COVID-19 outbreak in Massachusetts resulted in a temporary reduction in workforce presence at our Cambridge research facility. While we increased workforce presence at our facilities in the second quarter of 2020, not all employees have returned to our facility and we cannot be certain that we will not be required to close our facilities in the future as a result of the COVID-19 outbreak. A closure of our facility may substantially impact our discovery and translational activities and may delay the experimentation needed to identify novel drug targets, prosecute such targets, identify development candidates for such targets and identify biomarkers that inform the potential clinical development paths for such targets. Moreover, discovery and implementation of clinical biomarker assays for ongoing clinical trials may be delayed. Furthermore, any negative impact that the outbreak has on the ability of our contract research organizations to deliver data sets and execute on experimentation could cause substantial delays for our discovery activities and materially impact our ability to fuel our pipeline with new product candidates.

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

Previously, we have identified conditions and events that raised substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2018 that was issued prior to our IPO included a going concern uncertainty paragraph. With the completion of our private placement of our common stock and IPO, we believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2020, together with the $10.0 million upfront payment and the $2.5 million payment as prepaid research funding received during the third quarter of 2020 under the MyoKardia Collaboration Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also include a going concern uncertainty paragraph. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.

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

We are early in our development efforts, and we have advanced only one candidate into clinical trials, losmapimod for the treatment of facioscapulohumeral muscular dystrophy, or FSHD, and losmapimod for the treatment of COVID-19. FTX-6058, our other product candidate, recently completed IND-enabling studies. We have invested substantially all of our efforts and financial resources in our proprietary product engine to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of rare diseases. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We may not be successful in our efforts to develop losmapimod for the treatment of patients with COVID-19.

In June 2020, we initiated a Phase 3, randomized, double-blind, placebo-controlled trial of losmapimod in higher risk hospitalized adults with COVID-19. This Phase 3 clinical trial is an international, multicenter trial designed to assess the safety and efficacy of a 15 mg twice per day oral dose of losmapimod compared to placebo for 14 days on top of standard of care in approximately 400 patients hospitalized with COVID-19 and at risk of progression to critical illness based on older age and elevated systemic inflammation.

While we have initiated our Phase 3 clinical trial of losmapimod for the treatment of patients with COVID-19, the timing and success of the trial will depend on our ability to reach agreement with clinical trial sites and successfully screen and enroll patients in the trial, which, even if we are able to do, may not be on the timelines we expect. Many other companies are pursuing the development of product candidates for the treatment of COVID-19, and availability of clinical trial sites and patient enrollment may be affected by availability of commercially available treatments and other clinical trials of competing product candidates. Patient enrollment may also be affected by other factors, including the incidence of COVID-19 over time and the perceived risks and benefits of the use of losmapimod as a treatment relative to competing treatments. Our inability to reach agreement with clinical trial sties and/or enroll a sufficient number of patients could result in significant delays or could require us to abandon the trial and development of losmapimod for the treatment of COVID-19 altogether.

The COVID-19 pandemic may be effectively contained before we can successfully develop losmapimod as a treatment for COVID-19 and recoup our financial investment in the trial through sales of losmapimod. For example, a vaccine may be developed and available in sufficient quantities to contain the spread of the SARS-CoV-2 virus before we are able to complete our Phase 3 clinical trial. Our commitment of financial resources and personnel to the development of losmapimod for the treatment of COVID-19 may cause delays in or otherwise negatively impact our other development programs and research and discovery efforts with our product engine.

Additionally, while losmapimod has been previously tested in more than 3,600 subjects, including in clinical trials evaluating the ability of an oral dose of 15 mg twice per day of losmapimod to restore a normal immune response in older patients challenged with a viral antigen, it has not been evaluated as a treatment in the acute infection setting. It is possible that unexpected safety issues, including issues that have not been observed in prior clinical trials of losmapimod, could occur in patients with COVID-19. Any such safety issues could affect our development program for losmapimod for the treatment of FSHD and our ability to obtain marketing approval for losmapimod, including our ability to apply for accelerated approval.

In this trial, we plan to administer losmapimod as an add-on to the current standard of care. The standard of care for COVID-19 patients may change during our trial or following our trial, and the clinical data that we obtain in our Phase 3 clinical trial may not translate to supporting the use of losmapimod as an add-on to a new standard of care.

Given the rapidity of the onset of the COVID-19 pandemic, scientific and medical research on the SARS-CoV-2 virus is ongoing and evolving. We cannot be certain that the preclinical and clinical evidence that we believe suggests that losmapimod may be beneficial to patients with COVID-19 will be established in a clinical trial. Similarly, we cannot be certain that the Phase 3 clinical trial will be sufficient to enable us to obtain marketing approval of losmapimod for the treatment of COVID-19, and we may need to conduct additional clinical trials before we are able to apply for marketing approval. Furthermore, the failure of losmapimod to demonstrate safety and efficacy in patients with COVID-19 could negatively impact the perception of us and losmapimod by investors.

To date, the evaluation of losmapimod for the treatment of COVID-19 has moved quickly through the FDA regulatory review and approval process. The speed at which all parties are acting to create and test many therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timeline for losmapimod for the treatment of COVID-19.

In the future, we may seek to make losmapimod available for the treatment of COVID-19 through an Emergency Use Authorization Program, or the FDA or other government body may request that losmapimod is made available through an Emergency Use Authorization. The FDA has the authority to grant an Emergency Use Authorization to allow unapproved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions when there are no adequate, approved and available alternatives. If we are granted an Emergency Use Authorization for losmapimod for the treatment of COVID-19, we would be able to commercialize losmapimod for the treatment of COVID-19 prior to FDA approval of a new drug application, or NDA. However, the FDA may revoke an Emergency Use Authorization where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an Emergency Use Authorization would remain in place. Such revocation could adversely impact our business in a variety of ways, including if losmapimod for the treatment of COVID-19 is not yet approved by the FDA via an NDA and if we and our manufacturing partners have invested in the supply chain to provide losmapimod for the treatment of COVID-19 under an Emergency Use Authorization.

We may not be successful in our efforts to use our product engine to build a pipeline of product candidates.

A key element of our strategy is to use our proprietary product engine to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of rare diseases, with an initial focus on identifying small molecules specific to the identified cellular target. Even if we are successful in identifying drug targets and potential product candidates, such candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. Identifying, developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in product development. We cannot provide stockholders any assurance that we will be able to successfully identify additional product candidates with our product engine, including those subject to our collaborations with Acceleron and MyoKardia, advance any of these additional product candidates through the development process or successfully commercialize any such additional product candidates. Regulatory authorities have substantial discretion in the approval process and may cause delays in the approval or rejection of an application. As a result of these factors, it is difficult for us to predict the time and cost of product candidate development. There can be no assurance that any development problems we experience in the future related to our proprietary product engine or any of our research or development programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. If we do not successfully identify, develop, obtain regulatory approval for and commercialize product candidates based upon our technological approach, we will not be able to generate product revenues.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. The results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We have one product candidate in clinical development for multiple indications and one product candidate that recently completed IND-enabling studies. The risk of failure for each of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We have not yet completed a pivotal clinical trial of any product candidate. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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

In February 2019, we entered into a right of reference and license agreement, or the GSK Agreement, with affiliates of GSK pursuant to which, among other things, GSK granted us a right of reference to certain INDs filed with the FDA and controlled by GSK or its affiliates relating to losmapimod and an exclusive worldwide license to certain of GSK’s preclinical and clinical data with respect to losmapimod. Although losmapimod was originally evaluated by GSK in nearly 3,600 subjects, GSK did not evaluate losmapimod in FSHD or in any other muscular dystrophy, or in novel diseases, such as COVID-19, , and most of the subjects in these trials were given a dose that was lower than our planned dosage of 15 mg of losmapimod twice per day, so the safety data generated from GSK’s clinical trials of losmapimod may not be predictive or indicative of the results of our clinical trials. Similarly, while we believe the safety data from GSK’s clinical trials may, in part, enable us to apply for accelerated approval, there can be no assurance that this will happen. Regulatory authorities may also raise questions regarding the transition in the future from GSK-manufactured tablets to tablets manufactured by us or another party, and we may be required to conduct comparability assessments, which could result in delays in development and additional costs.

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

For example, in the wake of COVID-19, the clinical trial sites for our Phase 2b clinical trial temporarily postponed trial-related activities, impacting our clinical trial execution plans, and we cannot be certain that we will not face other postponements or similar difficulties in the future.

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

There are currently no therapies approved to treat FSHD or COVID-19, and there may be no therapies approved to treat the underlying causes of diseases that we attempt to address or may address in the future. As a result, the design and conduct of clinical trials of product candidates for the treatment of these diseases may take longer, be more costly or be less effective as part of the novelty of development in these diseases. In some cases, we may use new or novel endpoints or methodologies, such as the optimized time up and go test we intend to use in our losmapimod clinical trials, which we refer to as the FSHD-TUG test, and the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results. Even if applicable regulatory authorities do not object to our proposed endpoints in an earlier stage clinical trial, such regulatory authorities may require evaluation of additional or different clinical endpoints in later-stage clinical trials. Additionally, if we pursue accelerated approval for certain product candidates, the FDA or another regulatory authority may determine that the biomarker efficacy endpoint we select for evaluation is not sufficiently predictive of clinical benefit to support accelerated approval. For example, if we pursue accelerated approval with the FDA for losmapimod for the treatment of FSHD, the FDA may determine that our proposed biomarker efficacy endpoint of measuring DUX4-driven gene expression as a biomarker in muscle biopsies is inadequate to accurately capture treatment effects in muscle over time or is not sufficiently predictive of clinical benefit to support accelerated approval. The FDA may also determine that the measurement interval for our Phase 2b clinical trial is too short to evaluate the potential clinical benefit of losmapimod for FSHD where the progression of symptoms is relatively slow and chronic dosing is required.

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

Because we have limited financial and managerial resources, we are focusing our research and development efforts on rare neuromuscular disorders, hemoglobinopathies and central nervous system diseases. In light of the recent COVID-19 pandemic, we have also begun to focus some of our research and development efforts to evaluate losmapimod as a potential treatment for COVID-19. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

We are conducting Phase 2b and Phase 2 open label clinical trials of losmapimod in patients with FSHD in Europe and currently plan to conduct additional clinical trials for our product candidates at sites outside the United States and the FDA may not accept data from trials conducted in such locations.

We are currently conducting Phase 2b and Phase 2 open label clinical trials of losmapimod in patients with FSHD in Europe, and we plan to conduct additional clinical trials outside the United States, including our Phase 3 clinical trial of losmapimod for the treatment of COVID-19 in Mexico and South America. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

Our assessment of the potential market opportunity for our product candidates is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, one of which we commissioned. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. We commissioned Clarion Healthcare, LLC to conduct market research with physicians and payors to better understand the commercial landscape and to assist in our commercial planning with respect to losmapimod for the treatment of FSHD. A total of 14 physicians in the United States, the European Union and Asia and nine payors and payor experts in the United States and the European Union were surveyed. As the survey involved a limited number of physicians and payors, the results from such survey may be less reflective of market opportunity than a survey conducted with a larger sample size. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications and third-party research, surveys and studies, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for any of our product candidates may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability. Specifically, the commercial opportunity for losmapimod for the treatment of COVID-19 is uncertain given the novel nature of the disease, the rapidity of the onset of the COVID-19 pandemic, the number of recent entrants in the market and the potential that a vaccine may be developed and available in sufficient quantities to contain the spread of the  SARS-CoV-2 virus before we are able to complete our Phase 3 clinical trial.

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

For example, we are aware of several product candidates in clinical development that could be competitive with product candidates that we may successfully develop and commercialize. bluebird bio, Inc., Aruvant Sciences, Inc., EpiDestiny, Inc., or EpiDestiny (in collaboration with Novo Nordisk A/S), Imara, Inc. and Sangamo Therapeutics Inc., or Sangamo (in collaboration with Bioverativ Inc.), are developing therapeutic approaches for patients with sickle cell disease, or SCD. Acceleron (in collaboration with Celgene Corp.), Bellicum Pharmaceuticals, Inc., Kiadis Pharma, EpiDestiny (in collaboration with Novo Nordisk A/S), Orchard Therapeutics plc, Sangamo (in collaboration with Bioverativ, Inc.) and CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals, Inc.) are developing therapeutic approaches for patients with ß-thalassemia. Eli Lilly and Company, Incyte Corporation, Alexion Pharmaceuticals, Inc., InflaRx N.V., OncoImmune, Inc., NeuroRx, Inc., CytoDyn Inc., Vanda Pharmaceuticals, Inc., CTI Biopharma Corp., AstraZeneca PLC, Biohaven Pharmaceutical Holding Company Ltd., Chimerix, Inc., and Novartis AG, are developing immunomodulating therapeutics for the treatment of COVID-19, and other companies, such as Moderna, Inc., BioNTech SE (in collaboration with Pfizer Inc.), Novavax, Inc., AstraZeneca PLC, and CureVac B.V. have COVID-19 vaccine candidates currently in clinical trials.

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

If the market opportunities for our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer. Because certain of the target patient populations of our product candidates are small, and the addressable patient population even smaller, we must be able to successfully identify patients and capture a significant market share to achieve profitability and growth.

We primarily focus our research and product development on treatments for rare diseases. Given the small number of patients who have the rare diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research that we conducted, and may prove to be incorrect or contain errors. New studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations for many of the indications we are evaluating are very small, we may never achieve profitability despite obtaining such significant market share.

The target patient populations for some of the indications we are evaluating are relatively small, and there is currently no standard of care treatment directed at some of our target indications, such as FSHD. As a result, the pricing and reimbursement of our product candidates, if approved, is uncertain, but must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected.

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

We currently rely on third-party clinical research organizations to conduct our ongoing Phase 2b, Phase 2 open label and Phase 3 clinical trials of losmapimod and plan to rely on third-party clinical research organizations or third-party research collaboratives to conduct our planned clinical trials. We do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

We do not have any manufacturing facilities. Although we believe we have obtained sufficient losmapimod tablets from GSK to complete our ongoing Phase 2 and Phase 3 clinical trials and that we have received a sufficient quantity of losmapimod API to complete further clinical trials in FSHD and COVID-19, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it. We have also engaged contract manufacturing organizations to prepare our own API and to manufacture losmapimod tablets. While we believe that we have all the necessary information from GSK to enable any required technology transfer to a contract manufacturing organization, there can be no assurances that we will be able to effect such transfer in a timely manner.

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

In December 2019, we entered into a collaboration and license agreement with Acceleron to identify biological targets to modulate specific pathways associated with a targeted indication within the pulmonary disease space. In July 2020, we entered into a collaboration and license agreement with MyoKardia to identify and validate potential biological targets for the potential treatment of certain genetically defined cardiomyopathies. While we have retained all rights to and are developing on our own our current product candidates, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to our other existing or future product candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations that we enter into, including our collaborations with Acceleron and MyoKardia, may not be successful, and any success will depend heavily on the efforts and activities of such collaborators. Collaborations pose a number of risks, including the following:

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

For some of our product candidates, we may decide to collaborate with pharmaceutical or biotechnology companies for the development and potential commercialization of those product candidates. For example, in December 2019, we entered into a collaboration and license agreement with Acceleron to identify biological targets to modulate specific pathways associated with a targeted indication within the pulmonary disease space, and in July 2020, we entered into a collaboration and license agreement with MyoKardia to identify and validate potential biological targets for the potential treatment of certain genetically defined cardiomyopathies. We face significant competition in seeking appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

We may also be restricted under existing or future license agreements from entering into agreements on certain terms with potential collaborators. For example, we are restricted by GSK’s right of first negotiation under our current license agreement with them. We are also restricted under our collaboration with Acceleron from, directly or indirectly, researching, developing, manufacturing, commercializing, using or otherwise exploiting any compound or product for the treatment, prophylaxis, or diagnosis of a targeted indication within the pulmonary disease space, other than for Acceleron, while we are performing the research activities pursuant to the research plan and for a specified period thereafter. Additionally, we are restricted under our collaboration with Acceleron from researching, developing, manufacturing, commercializing, using, or otherwise exploiting any compound or product for the treatment, prophylaxis, or diagnosis of a targeted indication within the pulmonary disease space that is directed against certain specified biological targets identified by us in the performance of the research activities while we are performing the research activities pursuant to the research plan and for a specified period thereafter. Under our collaboration with MyoKardia, we are restricted from researching, developing, manufacturing, commercializing, using, or otherwise exploiting any compound or product (a) that is a compound or product under the agreement that is directed against certain targets identified by us in the performance of the research activities for the treatment, prophylaxis, or diagnosis of any indication or (b) for the treatment of any genetically defined cardiomyopathies shown to be related to certain specified genes of interest that are modulated by the targets chosen by MyoKardia under our collaboration, in the case of both (a) and (b), while we are performing the research activities pursuant to the research plan and for a specified period thereafter.

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

Currently, our patent portfolio related to FTX-6058 is in early stages and comprises three owned pending applications: one U.S. non-provisional application, one PCT application, and one Taiwanese application. We have no issued patents related to FTX-6058 or our SCD or ß-thalassemia programs. In order to continue to pursue protection based on the PCT application, we will need to nationalize this application into corresponding foreign applications prior to the expiration deadline of the PCT application. Even then, as highlighted above, patents may never issue from our patent applications, or the scope of any patent may not be sufficient to provide a competitive advantage. With respect to losmapimod, the patents to losmapimod licensed from GSK as a composition of matter and pharmaceutical composition are expected to expire on February 10, 2023. We own one patent covering the use of losmapimod for the treatment of patients with FSHD and we own one patent covering the use of other clinical-stage p38 inhibitors for the treatment of patients with FSHD. In addition, our owned patents and patent applications pertaining to losmapimod are not to the composition but, rather, are directed to certain methods of treating FSHD. We cannot be certain that our pending patent applications related to the losmapimod program will be granted. Even if such patent applications issue as patents, they will not prevent third parties from commercializing losmapimod for other indications.

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

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because competing drugs containing a different active ingredient can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Moreover, if we pursue and obtain approval for the same product for another indication for which we are not entitled to or do not have orphan drug exclusivity, our period of orphan exclusivity will not prevent third parties from obtaining approval for a competing drug containing the same active ingredient for use in this other, non-orphan indication.  If that were to occur, the protection we derive from orphan exclusivity may be adversely effected.

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

The Trump administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, requiring that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and on February 2, 2017, the Trump administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. More recently, on October 9, 2019, the President issued another executive order (“Executive Order on Promoting the Rule of Law Through Improved Agency Guidance Documents”).  The order is meant to ensure that agency guidance documents do not establish legally binding requirements and it directs each agency to rescind guidance documents that it determines should no longer be in effect.  In response to the COVID-19 pandemic, the Trump administration has indicated that it will take additional actions to provide regulatory relief. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 2, 2020, that court agreed to hear this case. On June 25, 2020, the Trump administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump administration issued a plan to lower drug prices. Under this blueprint for action, the Trump administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ advertisements to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. Finally, the current presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.

More recently, on July 24, 2020, President Trump issued four executive orders that are intended to lower the costs of prescription drug products.  The first order would require all federally qualified health centers, or FQHCs, to pass on to patients the discounts the health centers receive on insulin and epinephrine through Medicare's  340B Drug Discount Program.  The second order would establish an international pricing index that would set the price Medicare Part B pays for the costliest medications covered under the program to the lowest price in other economically advanced countries.  The President has indicated that this order will be held until August 24, 2020, because the administration may not implement it.

The third order is intended to reduce the costs of drugs by supporting the safe importation of prescription drugs.  Specifically, the order calls upon HHS to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import both biological drugs and insulin that were originally manufactured in the United States and then exported for international sale.  This action follows the publication of a proposed rulemaking on December 23, 2019, that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

Finally, the fourth order would end drug rebates used by health plan sponsors, pharmacies or pharmacy benefit managers, or PBMs, in operating the Medicare Part D program.  Specifically, the order directs HHS to exclude from safe harbor protections under the federal anti-kickback statute retroactive price reductions that are not applied at the point-of-sale. Instead, the order requires HHS to establish new safe harbors that would allow health plan sponsors, pharmacies, and PBMs to pass on those discounts to consumers at point-of-sale in order to lower the patient's out-of-pocket costs and permit the use of certain bona fide PBM service fees.  Each of these orders directs the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.

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

As of August 4, 2020, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate owned shares representing approximately 57.6% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

In June 2020, we issued and sold 4,029,411 shares of common stock to investors in a private placement. We have filed a registration statement covering the resale of these shares by the purchasers in the private placement and have agreed to keep such registration statement effective until the date the shares covered by the registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act.

In addition, we have filed registration statements registering all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (4) any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine. This exclusive forum provision will not apply to actions arising under the Securities Act or the Securities Exchange Act of 1934, as amended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Other than as reported in a Current Report on Form 8-K, we did not sell any securities that were not registered under the Securities Act during the three months ended June 30, 2020.

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

We received aggregate gross proceeds from our IPO of $72.0 million, or aggregate net proceeds of $63.9 million after deducting underwriting discounts and commissions and offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

We have used approximately $6.8 million of the net proceeds from the IPO as of June 30, 2020 to fund the clinical development of losmapimod, to advance our pipeline of clinical-stage and preclinical product candidates, and to research and develop additional preclinical product candidates using our platform, and for working capital and other general corporate purposes. We have invested the unused net proceeds from the offering in cash equivalents and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 through April 30, 2020	704	$0.07	—	$—
May 1, 2020 through May 31, 2020	9,938	0.07	—	—
June 1, 2020 through June 30, 2020	—	—	—	—
Total	10,642	$0.07	—	$—

(1)

Represents shares of unvested common stock that were repurchased by us from certain former employees upon termination of employment in accordance with the terms of the applicable employee's restricted stock agreement. We repurchased the shares from the former employees at the original purchase price.

Item 6. Exhibits.

Exhibit Number	Description
10.1

Securities Purchase Agreement, dated June 9, 2020, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38978) filed with the Securities and Exchange Commission on June 10, 2020).

10.2

Registration Rights Agreement, dated June 9, 2020, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed (File No. 001-38978) with the Securities and Exchange Commission on June 10, 2020).

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

FULCRUM THERAPEUTICS, INC.

Date: August 11, 2020	By:	/s/ Robert J. Gould
Robert J. Gould, Ph.D.
Chief Executive Officer and President, Director

Date: August 11, 2020	By:	/s/ Bryan Stuart
Bryan Stuart
Chief Operating Officer (Principal Financial Officer)