Form 10-Q
period 2020-09-30
Fulcrum Therapeutics, Inc.
filed 2020-11-10
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, the registrant had 27,462,565 shares of common stock, $0.001 par value per share, outstanding.

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

•	our ongoing Phase 1 clinical trial of FTX-6058;
•	the impact of the COVID-19 pandemic on our business and operations and our future financial results;
•	the initiation, timing, progress and results of our drug target discovery screening programs;
•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•	our plans to develop and, if approved, subsequently commercialize losmapimod and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for losmapimod and other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and marketable securities;
•	the potential advantages of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	the progress and results of our collaborations with Acceleron Pharma Inc. and MyoKardia, Inc.;

i

•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

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

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	1
	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019	2
	Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
PART II.	OTHER INFORMATION	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 6.	Exhibits	82
Signatures		83

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$85,221	$96,713
Marketable securities	41,804	—
Unbilled accounts receivable	592	—
Prepaid expenses and other current assets	4,495	3,370
Total current assets	132,112	100,083
Property and equipment, net	8,395	9,205
Restricted cash	1,092	1,092
Other assets	616	59
Total assets	$142,215	$110,439
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,634	$2,186
Accrued expenses and other current liabilities	8,743	5,496
Deferred lease incentive, current portion	469	469
Deferred revenue, current portion	13,609	3,989
Total current liabilities	26,455	12,140
Deferred rent, excluding current portion	1,634	1,559
Deferred lease incentive, excluding current portion	3,169	3,521
Deferred revenue, excluding current portion	5,965	6,011
Other liabilities, excluding current portion	7	55
Total liabilities	37,230	23,286
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 27,459,196 and 23,335,514 shares issued as of September 30, 2020 and December 31, 2019, respectively; 27,277,983 and 22,654,444 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	27	23
Treasury stock, at cost; no shares as of September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	308,827	237,931
Accumulated other comprehensive income	31	—
Accumulated deficit	(203,900)	(150,801)
Total stockholders’ equity	104,985	87,153
Total liabilities and stockholders’ equity	$142,215	$110,439

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$1,848	$—	$4,598	$—
Operating expenses:
Research and development	15,640	13,496	42,897	58,985
General and administrative	5,312	3,510	15,525	8,742
Total operating expenses	20,952	17,006	58,422	67,727
Loss from operations	(19,104)	(17,006)	(53,824)	(67,727)
Other income, net	142	464	725	1,173
Net loss	$(18,962)	$(16,542)	$(53,099)	$(66,554)
Cumulative convertible preferred stock dividends	—	(796)	—	(7,128)
Net loss attributable to common stockholders	$(18,962)	$(17,338)	$(53,099)	$(73,682)
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.97)	$(2.16)	$(10.33)
Weighted average number of common shares used in net loss per share attributable to common stockholders, basic and diluted	27,261	17,785	24,621	7,133

Comprehensive loss:
Net loss	$(18,962)	$(16,542)	$(53,099)	$(66,554)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(50)	—	31	—
Total other comprehensive (loss) income	(50)	—	31	—
Comprehensive loss	$(19,012)	$(16,542)	$(53,068)	$(66,554)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit	(Deficit)
Balance at December 31, 2018	60,000,000	$59,909	40,000,000	$79,761	1,587,953	$2	67,024	$—	$4,452	$—	$(68,124)	$(63,670)
Issuance of Series B convertible preferred stock in connection with asset acquisition, net of issuance costs	—	—	12,500,000	25,466	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	134,013	—	—	—	5	—	—	5
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	43,922	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(110,946)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	821	—	—	821
Net loss	—	—	—	—	—	—	—	—	—	—	(36,843)	(36,843)
Balance at March 31, 2019	60,000,000	$59,909	52,500,000	$105,227	1,721,966	$2	—	$—	$5,278	$—	$(104,967)	$(99,687)
Issuance of common stock	—	—	—	—	148,320	—	—	—	225	—	—	225
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	7,451	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(6,019)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	950	—	—	950
Net loss	—	—	—	—	—	—	—	—	—	—	(13,169)	(13,169)
Balance at June 30, 2019	60,000,000	$59,909	52,500,000	$105,227	1,870,286	$2	1,432	$—	$6,453	$—	$(118,136)	$(111,681)
Issuance of common stock	—	—	—	—	116,167	—	—	—	35	—	—	35
Conversion of convertible preferred stock into common stock	(60,000,000)	(59,909)	(52,500,000)	(105,227)	16,071,418	16			165,120			165,136
Initial public offering, net of underwriting discounts, commissions and offering costs	—	—			4,500,000	5			63,996			64,001
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	4,951	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(6,383)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,179	—	—	1,179
Net loss	—	—	—	—	—	—	—	—	—	—	(16,542)	(16,542)
Balance at September 30, 2019	—	$—	—	$—	22,557,871	$23	—	$—	$236,783	$—	$(134,678)	$102,128
Balance at December 31, 2019	—	—	—	—	22,654,444	23	—	—	237,931	—	(150,801)	87,153
Issuance of common stock	—	—	—	—	138,693	—	—	—	290	—	—	290
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	8,787	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(8,787)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,693	—	—	1,693
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	—	—	—	—	—	—	(18,452)	(18,452)
Balance at March 31, 2020	—	$—	—	$—	22,793,137	$23	—	$—	$239,914	$(53)	$(169,253)	$70,631
Issuance of common stock	—	—	—	—	401,248	—	—	—	530	—	—	530
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	—	—	—	—	4,029,411	4	—	—	64,313	—	—	64,317
Repurchase of unvested restricted stock awards					—	—	10,642	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(10,642)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,204	—	—	2,204
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	134	—	134
Net loss	—	—	—	—	—	—	—	—	—	—	(15,685)	(15,685)
Balance at June 30, 2020	—	$—	—	$—	27,223,796	$27	—	$—	$306,961	$81	$(184,938)	$122,131
Issuance of common stock	—	—	—	—	54,187	—	—	—	90	—	—	90
Repurchase of unvested restricted stock awards					—	—	4,581	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(4,581)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,776	—	—	1,776
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	—	—	—	—	—	(18,962)	(18,962)
Balance at September 30, 2020	—	$—	—	$—	27,277,983	$27	—	$—	$308,827	$31	$(203,900)	$104,985

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(53,099)	$(66,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,646	1,534
Stock-based compensation expense	5,673	2,950
In-process research and development expenses	—	25,591
Net amortization of premiums and discounts on marketable securities	(103)	—
Changes in operating assets and liabilities:
Unbilled accounts receivable	(592)	—
Prepaid expenses and other current assets	(1,126)	(2,714)
Other assets	(557)	(20)
Accounts payable	1,590	2,849
Accrued expenses and other liabilities	3,442	1,237
Deferred revenue	9,574	—
Deferred rent and deferred lease incentive	(277)	139
Net cash used in operating activities	$(33,829)	$(34,988)
Investing activities
Purchases of marketable securities	(81,270)	—
Maturities of marketable securities	39,600	—
Purchases of property and equipment	(870)	(745)
Transaction costs associated with asset acquisition	—	(91)
Net cash used in investing activities	(42,540)	(836)
Financing activities
Payment of Series B convertible preferred stock issuance costs	—	(34)
Proceeds from initial public offering of common stock, net of underwriting discounts and commissions	(193)	64,443
Proceeds from issuance of common stock in connection with private placement, net of placement agent fees and offering costs	64,210	—
Principal payments on capital lease obligations	(37)	(34)
Proceeds from issuance of common stock under benefit plans, net	897	249
Net cash provided by financing activities	64,877	64,624
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,492)	28,800
Cash, cash equivalents, and restricted cash, beginning of period	97,805	73,889
Cash, cash equivalents, and restricted cash, end of period	$86,313	$102,689
Supplemental cash flow information
Cash paid for interest	$3	$6
Non-cash investing and financing activities:
Acquisition of in process research and development through issuance of stock	$—	$25,500
Conversion of convertible preferred stock into common stock	$—	$165,136
Property and equipment purchases unpaid at end of period	$—	$—
Public offering costs unpaid at end of period	$—	$442

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$85,221	$101,597
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$86,313	$102,689

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2020 and the results of its operations and its cash flows for the three and nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020 (the “Annual Report on Form 10-K”).

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

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from a private placement of the Company’s common stock, proceeds from the IPO, issuances of convertible notes and convertible preferred stock, an upfront payment received from its collaboration and license agreement (the “Acceleron Collaboration Agreement”) with Acceleron Pharma Inc. (“Acceleron”), and an upfront payment received from its collaboration and license agreement (the “MyoKardia Collaboration Agreement”) with MyoKardia, Inc. (“MyoKardia”). As of September 30, 2020, the Company had an accumulated deficit of $203.9 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2020, except as noted below with respect to the Company’s accounting policies related to marketable securities and except as noted below under “Recently Adopted Accounting Pronouncements”.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amount of expenses during the reported periods. Estimates inherent in the preparation of these consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock-based compensation expense, the fair value of the Company’s common stock and convertible preferred stock prior to the completion of the IPO, and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ from those estimates or assumptions.

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

Marketable Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as marketable securities. As of September 30, 2020, the Company’s marketable securities consisted of investments in U.S. Treasury securities, corporate bonds, and commercial paper. Marketable securities are classified as current assets on the consolidated balance sheets if the marketable securities are available to be converted into cash to fund current operations.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at September 30, 2020
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$85,221	$85,221	$—	$—
Marketable securities:
U.S. Treasury securities	14,998	—	14,998	—
Corporate bonds	13,780	—	13,780	—
Commercial paper	13,026	—	13,026	—
Total	$127,025	$85,221	$41,804	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$96,713	$96,713	$—	$—
Total	$96,713	$96,713	$—	$—

There were no transfers between fair value levels during the three and nine months ended September 30, 2020.

4. Marketable Securities

Marketable securities consisted of the following as of September 30, 2020 (in thousands):

	Fair Value Measurements at September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$85,221	$—	$—	$85,221
Total cash equivalents	85,221	—	—	85,221
Marketable securities:
U.S. Treasury securities	14,996	2	—	14,998
Corporate bonds	13,751	29	—	13,780
Commercial paper	13,026	—	—	13,026
Total marketable securities	41,773	31	—	41,804
Total cash equivalents and marketable securities	$126,994	$31	$—	$127,025

The Company did not hold any marketable securities as of December 31, 2019.

There were no sales of marketable securities during the three and nine months ended September 30, 2020. As of September 30, 2020, no securities were in an unrealized loss position. The Company determined that it did not hold any securities with any other-than-temporary impairment as of September 30, 2020. As of September 30, 2020, the remaining contractual maturity of all of the Company’s marketable securities is less than one year.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Lab equipment	$6,468	$5,710
Furniture and fixtures	594	548
Computer equipment	373	512
Software	199	90
Leasehold improvements	6,210	6,210
Construction in process	—	82
Total property and equipment	13,844	13,152
Less: accumulated depreciation	(5,449)	(3,947)
Property and equipment, net	$8,395	$9,205

Depreciation expense for each of the three months ended September 30, 2020 and 2019 was $0.5 million. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $1.6 million and $1.5 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid expenses	$4,286	$2,796
Prepaid sign-on bonuses subject to vesting provisions	66	179
Interest income receivable	71	111
Other	72	284
Total prepaid expenses and other current assets	$4,495	$3,370

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
External research and development	$5,954	$2,250
Payroll and benefits	2,255	2,239
Professional services	431	891
Capital lease obligation, current portion	30	50
Restricted stock liability, current portion	9	17
Other	64	49
Total accrued expenses and other current liabilities	$8,743	$5,496

7. Preferred Stock

As of September 30, 2020 and December 31, 2019, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of September 30, 2020 and December 31, 2019.

During the nine months ended September 30, 2019, the Company issued 12,500,000 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) in connection with the right of reference and license agreement, as amended (the “GSK Agreement”), with subsidiaries of GlaxoSmithKline plc (collectively referred to as “GSK”) (Note 11). The rights, privileges, and preferences of the Series B Preferred Stock issued in connection with the GSK Agreement were consistent with the rights, privileges, and preferences of the Series B Preferred Stock issued during prior periods.

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

8. Common Stock

As of September 30, 2020 and December 31, 2019, the Company’s restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock, $0.001 par value per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

On August 11, 2020, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $75.0 million under an “at-the-market” offering program (the “ATM Offering”). The Equity Distribution Agreement provides that Piper Sandler will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. From the initiation of the ATM Offering through September 30, 2020, the Company has sold no shares under the ATM Offering.

As of September 30, 2020 and December 31, 2019, the Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2020	December 31, 2019
Shares reserved for exercises of outstanding stock options	2,868,693	2,023,828
Shares reserved for future issuance under the 2019 Stock Incentive Plan	1,860,978	1,866,694
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	485,497	252,142
	5,215,168	4,142,664

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of September 30, 2020, no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan is 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved shall be annually increased on January 1, 2020 and each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2020, the number of shares reserved for issuance under the 2019 Plan was increased by 933,420 shares. As of September 30, 2020, there were 1,860,978 shares available for future issuance under the 2019 Plan.

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

The following table summarizes the Company’s restricted stock activity under the 2019 Plan and 2016 Plan since December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	346,423	$3.05
Granted	—	—
Vested	(198,343)	2.99
Repurchased	(24,010)	3.02
Unvested at September 30, 2020	124,070	$3.15

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. The following table summarizes the Company’s stock option activity under the 2019 Plan and 2016 Plan since December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,023,828	$9.31	8.94	$2,730,209
Granted	1,032,506	15.73
Exercised	(118,281)	7.59
Cancelled	(69,360)	12.23
Outstanding at September 30, 2020	2,868,693	$11.62	8.73	$425,192
Exercisable at September 30, 2020	733,937	$10.16	8.41	$181,578

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted during the three and nine months ended September 30, 2020 was $4.84 per share and $10.41 per share, respectively. The weighted average grant date fair value of stock options granted during the three and nine months ended September 30, 2019 was $10.36 per share and $6.97 per share, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2020 was $0.1 million and $1.2 million, respectively. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2019 was less than $0.1 million and $0.2 million, respectively. The fair value of stock options granted during the three and nine months ended September 30, 2020 and 2019 under the 2019 Plan and the 2016 Plan has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Risk-free interest rate	0.3%	1.7%	1.4%	2.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (years)	6.0	6.0	6.0	6.0
Expected stock price volatility	78.1%	80.1%	75.9%	81.0%

Grants Outside of Stock Incentive Plans

The following table summarizes the Company’s restricted stock activity outside of the 2019 Plan and 2016 Plan since December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	334,647	$2.94
Granted	—	—
Vested	(277,504)	2.94
Repurchased	—	—
Unvested at September 30, 2020	57,143	$2.94

The aggregate intrinsic value of all restricted stock awards that vested during the three months ended September 30, 2020 and 2019 was $0.7 million and $0.6 million, respectively. The aggregate intrinsic value of all restricted stock awards that vested during the nine months ended September 30, 2020 and 2019 was $8.3 million and $3.0 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$779	$533	$2,723	$1,398
General and administrative	997	646	2,950	1,552
Total stock-based compensation expense	$1,776	$1,179	$5,673	$2,950

As of September 30, 2020, the Company had an aggregate of $16.7 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.62 years.

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

10. Collaboration and License Agreements

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

Determination of the Transaction Price

The Company received a non-refundable upfront payment of $10.0 million upon the execution of the Acceleron Collaboration Agreement, which the Company included in the transaction price. Based on the uncertainty associated with the achievement of any research and development milestone payments that the Company is eligible to receive, the Company has constrained the variable consideration associated with those milestone payments and excluded them from the transaction price. As part of its evaluation of constraining the research and development milestones, the Company considered numerous factors, including the fact that the achievement of the research and development milestones are contingent upon the results of the underlying research and development activities and are thus outside of the control of the Company. The Company also included in the transaction price the expected amount of costs to be reimbursed for the Research Services. The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three and nine months ended September 30, 2020.

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

During the three and nine months ended September 30, 2020, the Company recognized $1.5 million and $4.3 million, respectively, of collaboration revenue associated with the Acceleron Collaboration Agreement. As of December 31, 2019, no Research Services had been performed. For the three and nine months ended September 30, 2019, the Company did not recognize any revenue under the Acceleron Collaboration Agreement as it had not yet entered into the Acceleron Collaboration Agreement. As of September 30, 2020 and December 31, 2019, the Company recorded deferred revenue of $7.4 million and $10.0 million, respectively, associated with the Acceleron Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the Company had received $1.1 million of cost reimbursement payments, and no milestone or royalty payments under the Acceleron Collaboration Agreement. As of December 31, 2019, the Company had not received any milestone, royalty, or cost reimbursement payments under the Acceleron Collaboration Agreement. As of September 30, 2020, the Company recorded unbilled accounts receivable of $0.6 million related to reimbursable Research Services costs under the Acceleron Collaboration Agreement for activities performed during the three months ended September 30, 2020.

MyoKardia Collaboration Agreement

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

Pursuant to a mutually agreed research plan, the Company will perform assay screening and related research activities to identify and validate up to a specified number of potential cardiomyopathy gene targets (“Identified Targets”) for further research, development, manufacture and commercialization by MyoKardia. The Company and MyoKardia will work together to determine how best to advance at each stage of the research activities under the research plan and to identify which of the Identified Targets, if any, meet the criteria set forth in the research plan (the “Cardiomyopathy Target Candidates”). Upon completion of the research plan, the parties will work together to prepare a final data package and MyoKardia may designate certain Cardiomyopathy Target Candidates for MyoKardia’s further exploitation under the MyoKardia Collaboration Agreement (the “Cardiomyopathy Targets”). If MyoKardia does not designate any Cardiomyopathy Targets during the designated period, then the MyoKardia Collaboration Agreement will automatically terminate. If MyoKardia designates one or more Cardiomyopathy Targets, then MyoKardia will be obligated to use commercially reasonable efforts to seek regulatory approval for and to commercialize one product directed against an Identified Target in certain specified countries.

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

Under the MyoKardia Collaboration Agreement, MyoKardia made a $10.0 million upfront payment and a $2.5 million payment as prepaid research funding to the Company in July 2020. MyoKardia will also reimburse the Company for the costs of the research activities not covered by the prepaid research funding, up to a maximum amount of total research funding (including the prepaid research funding). Upon the achievement of specified preclinical, development and sales milestones, the Company will be entitled to preclinical milestone payments, development milestone payments and sales milestone payments of up to $298.5 million in the aggregate per target for certain Identified Targets, and of up to $150.0 million in the aggregate per target for certain other Identified Targets. MyoKardia will also pay the Company tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage based on MyoKardia’s, and any of its affiliates’ and sublicensees’, annual worldwide net sales of products under the MyoKardia Collaboration Agreement directed against any Identified Target. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

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

Accounting Analysis

Identification of the Contract

The Company assessed the MyoKardia Collaboration Agreement and concluded that it represents a contract with a customer within the scope of ASC 606.

Identification of the Promises and Performance Obligations

The Company determined that the MyoKardia Collaboration Agreement contains the following promises: (i) an exclusive worldwide license under certain intellectual property rights, including rights to a specified number of potential cardiomyopathy gene targets identified by the Company for further research, development, manufacture and commercialization for the treatment, prophylaxis, or diagnosis of certain genetically defined cardiomyopathies that was conveyed at the inception of the arrangement (the “MyoKardia License”), (ii) research services to identify and validate potential biological targets (the “MyoKardia Research Services”), and (iii) participation in the joint steering committee (the “MyoKardia JSC”).

The Company assessed the above promises and concluded that the MyoKardia License is not capable of being distinct from the MyoKardia Research Services given that the MyoKardia License has limited value without the performance of the MyoKardia Research Services and the MyoKardia Research Services can only be performed by the Company due to their specialized nature. Therefore, the Company has concluded that the MyoKardia License and the MyoKardia Research Services represent a single combined performance obligation.

The Company also assessed the participation on the MyoKardia JSC and concluded that the promise is quantitatively and qualitatively immaterial in the context of the MyoKardia Collaboration Agreement. Accordingly, the Company has disregarded its participation on the MyoKardia JSC as a performance obligation.

Determination of the Transaction Price

The Company received a non-refundable upfront payment of $10.0 million, which the Company included in the transaction price. Based on the uncertainty associated with the achievement of any preclinical and development milestone payments that the Company is eligible to receive, the Company has constrained the variable consideration associated with those milestone payments and excluded them from the transaction price. As part of its evaluation of constraining the preclinical and development milestones, the Company considered numerous factors, including the fact that the achievement of the preclinical and development milestones are contingent upon the results of the underlying preclinical and development activities and are thus outside of the control of the Company. The Company also included in the transaction price the expected amount of costs to be reimbursed for the MyoKardia Research Services, which includes the $2.5 million prepaid research funding payment that the Company received in the third quarter of 2020. The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price.

Any consideration related to sales milestone payments (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to MyoKardia and therefore are recognized at the later of when the related sales occur or the performance obligation is satisfied.

Allocation of the Transaction Price to Performance Obligations

As noted above, the Company has identified a single performance obligation associated with the MyoKardia Collaboration Agreement. Therefore, the Company will allocate the entire amount of the transaction price to the identified single performance obligation.

Recognition of Revenue

The Company recognizes revenue related to the MyoKardia Collaboration Agreement over time as the MyoKardia Research Services are rendered. The Company has concluded that an input method is a representative depiction of the transfer of services under the MyoKardia Collaboration Agreement. The method of measuring progress towards the delivery of the services incorporates actual cumulative internal and external costs incurred relative to total internal and external costs expected to be incurred to satisfy the performance obligation. The period over which total costs are estimated reflects the Company’s estimate of the period over which it will perform the MyoKardia Research Services. Changes in estimates of total internal and external costs expected to be incurred are recognized in the period of change as a cumulative catch-up adjustment.

During the three and nine months ended September 30, 2020, the Company recognized $0.3 million of collaboration revenue associated with the MyoKardia Collaboration Agreement. For the three and nine months ended September 30, 2019, the Company did not recognize any revenue under the MyoKardia Collaboration Agreement as it had not yet entered into the MyoKardia Collaboration Agreement. As of September 30, 2020, the Company recorded deferred revenue of $12.2 million associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of December 31, 2019, the Company recorded no deferred revenue associated with the MyoKardia Collaboration Agreement as it had not yet entered into the MyoKardia Collaboration Agreement. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of September 30, 2020. As of September 30, 2020, the Company had not received any milestone, royalty, or cost reimbursement payments under the MyoKardia Collaboration Agreement, other than the $2.5 million payment as prepaid research funding in July 2020. As of September 30, 2020, the Company has recorded no accounts receivable related to reimbursable MyoKardia Research Services costs under the MyoKardia Collaboration Agreement.

11. Asset Acquisition

In February 2019, the Company entered into the GSK Agreement, pursuant to which the Company has been granted an exclusive worldwide license to develop and commercialize losmapimod. Under the GSK Agreement, the Company also acquired reference rights to relevant regulatory and manufacturing documents and GSK’s existing supply of losmapimod drug substance and product. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The Company is obligated to use commercially reasonable efforts to develop and commercialize losmapimod at its sole cost. The Company is also responsible for costs related to the filing and maintenance of the licensed patent rights.

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

12. Commitments and Contingencies

Operating Leases

In November 2017, the Company entered into a lease agreement for its current corporate headquarters for approximately 28,731 square feet of office and laboratory space in Cambridge, Massachusetts. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of September 30, 2020 and December 31, 2019. Rent expense associated with this lease for each of the three months ended September 30, 2020 and 2019 was approximately $0.5 million. Rent expense associated with this lease for each of the nine months ended September 30, 2020 and 2019 was approximately $1.4 million.

The future minimum lease payments associated with the lease for the Company’s current headquarters as of September 30, 2020, are as follows (in thousands):

2020(1)	$579
2021	2,354
2022	2,424
2023	2,497
2024	2,572
Thereafter	9,615
Total minimum lease payments	$20,041

(1)	Amounts are for the three months ending December 31, 2020.

Other Agreements

The Company has agreements with third parties in the normal course of business under which it can license certain developed technologies. If the Company exercises its rights to license the technologies it may be subject to additional fees and milestone payments. As of September 30, 2020, the Company has not exercised its rights to license such technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2020 or December 31, 2019.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three and nine months ended September 30, 2020 and 2019.

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

14. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Outstanding stock options	2,868,693	1,981,457	2,868,693	1,981,457
Unvested restricted stock awards	181,213	782,548	181,213	782,548
Total	3,049,906	2,764,005	3,049,906	2,764,005

15. Related-Party Transactions

During the three and nine months ended September 30, 2019, the Company paid fees to Third Rock Ventures, LLC (“TRV”), an affiliate of one of the Company’s principal stockholders, in exchange for consulting services. The Company recorded expenses related to such fees of less than $0.1 million during the nine months ended September 30, 2019. The Company did not record expenses related to such fees during the three and nine months ended September 30, 2020 or the three months ended September 30, 2019. During the three and nine months ended September 30, 2020, the Company did not pay fees to TRV in exchange for services. As of December 31, 2019, there was less than $0.1 million of amounts due to TRV for such services that were included in accounts payable and accrued expenses. As of September 30, 2020, there were no amounts due to TRV for such services that were included in accounts payable and accrued expenses. Additionally, consultants that provide services to the Company are employees of TRV. The Company has issued an aggregate of 142,284 shares of common stock to these consultants in exchange for their continuing consulting services.

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

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. We have developed a proprietary product engine that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat the known root cause of genetically defined diseases. We are using our product engine to identify targets that can be drugged by small molecules regardless of the particular underlying mechanism of gene mis-expression. We have identified drug targets to treat the root causes of facioscapulohumeral muscular dystrophy, or FSHD, and certain hemoglobinopathies, namely sickle cell disease, or SCD, and ß-thalassemia. In August 2019, we initiated a Phase 2b clinical trial, known as ReDUX4, and a Phase 2 open label clinical trial of losmapimod, our product candidate for FSHD, to evaluate the efficacy and safety of losmapimod in addressing the underlying cause of FSHD. We submitted an investigational new drug application, or IND, for FTX-6058, our product candidate for certain hemoglobinopathies, in the third quarter of 2020, which came into effect in October 2020. We plan to begin dosing subjects in a Phase 1 clinical trial of FTX-6058, to evaluate safety, tolerability and pharmacokinetics of FTX-6058 in healthy volunteers, in the fourth quarter of 2020. FTX-6058 is a novel upregulator of fetal hemoglobin.

ReDUX4 is a randomized, double-blind, placebo-controlled multicenter international Phase 2b clinical trial in 80 subjects with FSHD to investigate the efficacy and safety of oral administration of losmapimod 15 mg twice per day. The primary endpoint is to evaluate the reduction of DUX4-driven gene expression in affected skeletal muscle biopsies. The original design of ReDUX4 included a muscle biopsy at week 16 during the 24-week treatment period followed by an open label extension. Sixteen of the 80 subjects have completed the 24-week treatment period and rolled over to the open label extension portion of the trial.

As a result of the COVID-19 pandemic, we have extended the ReDUX4 treatment period from 24 to 48 weeks through a protocol amendment to ensure the safety of the subjects and to allow for the opportunity for a biopsy at week 16 as originally intended or at week 36. Approximately 68 subjects who did not complete the original 24-week treatment period remain active in the randomized portion of the trial. The extension from 24 to 48 weeks also allows for a longer assessment in a placebo-controlled design of the skeletal muscle MRI secondary endpoint and the various exploratory clinical endpoints, such as reachable workspace, optimized time up and go test for FSHD, muscle function measures and patient reported outcomes. We expect to present full data from the trial in the second quarter of 2021. We no longer intend to report topline data on the primary endpoint in the first quarter of 2021 because we believe that reporting the full data from the trial, including the primary endpoint, will allow for a more comprehensive assessment of the efficacy and safety of losmapimod for the treatment of FSHD. We believe that the amendment to the trial protocol provides flexibility to address the challenges presented by the COVID-19 pandemic and supports collection of efficacy and safety data to support continued discussions with regulatory agencies regarding potential registration strategies.

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

The interim results included an analysis of the first 29 subjects who completed their 16-week biopsy out of the 80 subjects enrolled. Pharmacokinetics, demographics and the primary endpoint were assessed. The interim analysis was not powered for statistical significance and did not include individual patient level data. Subjects were randomized to receive an oral dose of losmapimod 15mg (n=15) or placebo (n=14) twice per day. While results showed a significant reduction in DUX4-driven gene expression in the muscle biopsies of subjects whose baseline biopsy showed the highest levels of DUX4 gene expression (38-fold decrease with losmapimod, n=3, and 5.4 fold-decrease with placebo, n=5), the population level data analysis of the reduction in DUX4-driven gene expression from all 29 subjects did not show a separation of losmapimod from placebo (3.7 fold increase with losmapimod, n=15, and 2.8 fold increase with placebo, n=14). Results indicated that muscle biopsies within the higher range of DUX4-driven gene expression at baseline may be needed to observe a reduction.

In June 2020, we announced plans to evaluate losmapimod as a potential treatment for patients with COVID-19. On June 24, 2020, we announced that we received notification from the U.S. Food and Drug Administration, or FDA, that we may proceed with initiating a Phase 3, randomized, double-blind, placebo-controlled trial of losmapimod in higher risk hospitalized adults with COVID-19, or the LOSVID trial. The LOSVID trial is a Phase 3, international, multicenter trial designed to assess the safety and efficacy of a 15 mg twice per day oral dose of losmapimod compared to placebo for 14 days on top of standard of care in approximately 400 patients hospitalized with COVID-19 and at risk of progression to critical illness based on older age and elevated systemic inflammation. We began enrolling patients in the fourth quarter of 2020. The primary endpoint of the trial is the proportion of patients who progress to death or respiratory failure by day 28. The trial’s secondary endpoints include clinical status on days seven and 14 as measured on the nine point World Health Organization ordinal scale of COVID-19 severity, total number of study days free of oxygen supplementation, all-cause mortality, length of hospitalization and intensive care unit stay, adverse events and viral clearance. We intend to conduct an interim analysis for futility and sample size re-estimation using an independent data monitoring committee when approximately 50 percent of subjects complete the 28-day visit. We expect to provide an update regarding the timing of the LOSVID trial during the first quarter of 2021.

In October 2020, we announced that our IND came into effect for our Phase 1 clinical trial of FTX-6058 in healthy adult volunteers. In this trial, we are evaluating the safety, tolerability and pharmacokinetics of FTX-6058. The trial is comprised of four parts. Part A will be a randomized, double-blind, placebo-controlled, single ascending dose (SAD) study in up to six cohorts. Part B will be a randomized, double-blind, placebo-controlled, multiple ascending dose (MAD) study in up to four cohorts dosed once daily for 14 days. Part C will be an open label pilot food effect study in subjects randomized to take FTX-6058 with and without a high-fat meal, and Part D will be an open label study to evaluate the potential of FTX-6058 to induce a liver enzyme known as CYP3A, which is involved in drug metabolism (using midazolam).

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

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $19.0 million and $53.1 million for the three and nine months ended September 30, 2020, respectively, and $16.5 million and $66.6 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $203.9 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

•

continue our clinical development of losmapimod, including our ongoing Phase 2b and Phase 2 open label clinical trials for the treatment of FSHD, and our ongoing Phase 3 clinical trial for the treatment of COVID-19;

•	continue our clinical development of FTX-6058, including our ongoing Phase 1 clinical trial in healthy volunteers;
•	advance clinical-stage product candidates into later stage trials;
•	pursue the discovery of drug targets for other rare diseases and the subsequent development of any resulting product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
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

As of September 30, 2020, we had $127.0 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

For the three and nine months ended September 30, 2020, we recognized $1.5 million and $4.3 million, respectively, of collaboration revenue under the Acceleron Collaboration Agreement. For the three and nine months ended September 30, 2019, we did not recognize any collaboration revenue as we had not yet entered into the Acceleron Collaboration Agreement. As of September 30, 2020 and December 31, 2019, we have recorded $7.4 million and $10.0 million, respectively, of deferred revenue associated with the Acceleron Collaboration Agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of September 30, 2020, we had received $1.1 million of cost reimbursement payments and no milestone or royalty payments under the Acceleron Collaboration Agreement. As of September 30, 2020, we recorded unbilled accounts receivable of $0.6 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended September 30, 2020.

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

On July 20, 2020, we entered into a collaboration and license agreement, or the MyoKardia Collaboration Agreement, with MyoKardia, Inc., or MyoKardia, pursuant to which we granted to MyoKardia an exclusive worldwide license under certain intellectual property rights to research, develop, make, have made, use, have used, sell, have sold, offer for sale, have offered for sale, import, have imported, export, have exported, distribute, have distributed, market, have marketed, promote, have promoted, or otherwise exploit products directed against certain biological targets identified by us that are capable of modulating up to a certain number of genes of interest with relevance to certain genetically defined cardiomyopathies. The primary goal of the collaboration is to identify and validate potential biological targets for further research, in order to support the development, manufacture and commercialization of product candidates by MyoKardia for the potential treatment of certain genetically defined cardiomyopathies.

Under the terms of the MyoKardia Collaboration Agreement, we received a $10.0 million upfront payment and a $2.5 million payment as prepaid research funding in July 2020. MyoKardia will also reimburse us for the costs of the research activities not covered by the prepaid research funding, up to a maximum amount of total research funding (including the prepaid research funding). Upon the achievement of specified preclinical, development and sales milestones, we will be entitled to preclinical milestone payments, development milestone payments and sales milestone payments of up to $298.5 million in the aggregate per target for certain potential cardiomyopathy gene targets, and of up to $150.0 million in the aggregate per target for certain other potential cardiomyopathy gene targets. MyoKardia will also pay us tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage based on MyoKardia’s, and any of its affiliates’ and sublicensees’, annual worldwide net sales of products under the MyoKardia Collaboration Agreement directed against any identified target. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

For each of the three and nine months ended September 30, 2020, we recognized $0.3 million of collaboration revenue under the MyoKardia Collaboration Agreement. For the three and nine months ended September 30, 2019, we did not recognize any collaboration revenue as we had not yet entered into the MyoKardia Collaboration Agreement. As of September 30, 2020, we have recorded $12.2 million of deferred revenue associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. We recorded no deferred revenue associated with the MyoKardia Collaboration Agreement as of December 31, 2019 as we had not yet entered into the MyoKardia Collaboration Agreement. As of September 30, 2020, we had received no cost reimbursement payments and no milestone or royalty payments under the MyoKardia Collaboration Agreement, other than the $2.5 million payment as prepaid research funding in July 2020. As of September 30, 2020, we recorded no accounts receivable related to reimbursable research and development costs under the MyoKardia Collaboration Agreement.

In the future, we will recognize additional revenue associated with the $10.0 million upfront payment, and from reimbursement of costs incurred under the MyoKardia Collaboration Agreement, including the $2.5 million prepaid research funding payment, and we may generate additional revenue from milestones and royalty payments under the MyoKardia Collaboration Agreement. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year based upon our pattern of performance under the MyoKardia Collaboration Agreement and as a result of the timing, amount, and achievement of milestones and reimbursement of costs incurred under the MyoKardia Collaboration Agreement.

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

Operating Expenses

Research and Development Expenses

Research and development expenses represent costs incurred by us for the discovery, development, and manufacture of our product candidates and include:

•	external research and development expenses incurred under agreements with contract research organizations, contract manufacturing organizations, and consultants;
•	salaries, payroll taxes, employee benefits and stock-based compensation expenses for individuals involved in research and development efforts;

•	laboratory supplies;
•	in-process research and development, or IPR&D, expenses, which relate to IPR&D acquired as part of an asset acquisition for which there is no alternative future use;
•	costs related to compliance with regulatory requirements; and
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and other operating costs.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the three and nine months ended September 30, 2020 and 2019. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Losmapimod external expenses include IPR&D expenses. We nominated FTX-6058 as a development candidate in the third quarter of 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Losmapimod external expenses	$7,217	$5,492	$16,983	$36,367
FTX-6058 external expenses	1,381	1,383	3,720	1,383
Pre-development candidate expenses and unallocated expenses	3,382	3,413	10,303	12,113
Internal research and development expenses	3,660	3,208	11,891	9,122
Total research and development expenses	$15,640	$13,496	$42,897	$58,985

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

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing losmapimod, for the treatment of both FSHD and COVID-19, and FTX-6058, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following summarizes our results of operations for the three months ended September 30, 2020 and 2019, along with the changes in those items in dollars:

	Three Months Ended September 30,		Change
(in thousands)	2020	2019	$
Collaboration revenue	$1,848	$—	$1,848
Operating expenses:
Research and development	15,640	13,496	2,144
General and administrative	5,312	3,510	1,802
Total operating expenses	20,952	17,006	3,946
Loss from operations	(19,104)	(17,006)	(2,098)
Other income, net	142	464	(322)
Net loss	$(18,962)	$(16,542)	$(2,420)

Collaboration Revenue

Collaboration revenue was $1.8 million for the three months ended September 30, 2020. We did not record any collaboration revenue during the three months ended September 30, 2019. We recognize revenue under each of the Acceleron Collaboration Agreement and MyoKardia Collaboration Agreement based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the Acceleron Collaboration Agreement and MyoKardia Collaboration Agreement. For the three months ended September 30, 2020, we recognized $1.5 million of collaboration revenue under the Acceleron Collaboration Agreement. For the three months ended September 30, 2019, we did not recognize any collaboration revenue as we had not yet entered into the Acceleron Collaboration Agreement. For the three months ended September 30, 2020, we recognized $0.3 million of collaboration revenue under the MyoKardia Collaboration Agreement. For the three months ended September 30, 2019, we did not recognize any collaboration revenue as we had not yet entered into the MyoKardia Collaboration Agreement.

Research and Development Expenses

Research and development expense increased by $2.1 million from $13.5 million for the three months ended September 30, 2019 to $15.6 million for the three months ended September 30, 2020. The increase in research and development expense was primarily attributable to the following:

•	$2.2 million in increased manufacturing costs associated with the production of losmapimod and FTX-6058 to support our ongoing and planned clinical trials;
•

$1.7 million in increased costs for external clinical activities as we continued our ongoing Phase 2b and Phase 2 open label clinical trials of losmapimod for the treatment of FSHD and Phase 3 clinical trial of losmapimod for the treatment of COVID-19, and as we prepared to advance FTX-6058 into a Phase 1 clinical trial;

•	$0.5 million in increased personnel-related costs due to increased headcount, including $0.2 million of increased stock-based compensation expense; and
•

$2.5 million in decreased costs associated with the achievement of a milestone due under the right of reference and license agreement with GSK upon the initiation of a Phase 2 clinical trial of losmapimod, which was achieved during the three months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million from $3.5 million for the three months ended September 30, 2019 to $5.3 million for the three months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to the following:

•	$1.1 million in increased consulting and professional fees, including for legal services, insurance premiums, recruiting, accounting, and tax; and
•

$0.7 million in increased personnel-related costs, primarily due to increased general and administrative headcount to support the growth of our research and development organization, including $0.4 million of increased stock-based compensation expense.

Other Income, Net

Other income, net decreased by $0.4 million from $0.5 million for the three months ended September 30, 2019 to $0.1 million for the three months ended September 30, 2020. The decrease in other income, net was primarily attributable to a decrease in investment income on our cash, cash equivalents, and marketable securities as a result of an overall decreased rate of return.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following summarizes our results of operations for the nine months ended September 30, 2020 and 2019, along with the changes in those items in dollars:

	Nine Months Ended September 30,		Change
(in thousands)	2020	2019	$
Collaboration revenue	$4,598	$—	$4,598
Operating expenses:
Research and development	42,897	58,985	(16,088)
General and administrative	15,525	8,742	6,783
Total operating expenses	58,422	67,727	(9,305)
Loss from operations	(53,824)	(67,727)	13,903
Other income, net	725	1,173	(448)
Net loss	$(53,099)	$(66,554)	$13,455

Collaboration Revenue

Collaboration revenue was $4.6 million for the nine months ended September 30, 2020. We did not record any collaboration revenue during the nine months ended September 30, 2019. We recognize revenue under each of the Acceleron Collaboration Agreement and MyoKardia Collaboration Agreement based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the Acceleron Collaboration Agreement and MyoKardia Collaboration Agreement. For the nine months ended September 30, 2020, we recognized $4.3 million of collaboration revenue under the Acceleron Collaboration Agreement. For the nine months ended September 30, 2019, we did not recognize any collaboration revenue as we had not yet entered into the Acceleron Collaboration Agreement. For the nine months ended September 30, 2020, we recognized $0.3 million of collaboration revenue under the MyoKardia Collaboration Agreement. For the nine months ended September 30, 2019, we did not recognize any collaboration revenue as we had not yet entered into the MyoKardia Collaboration Agreement.

Research and Development Expenses

Research and development expense decreased by $16.1 million from $59.0 million for the nine months ended September 30, 2019 to $42.9 million for the nine months ended September 30, 2020. The decrease in research and development expense was primarily attributable to a $25.6 million decrease in IPR&D expenses associated with the recognition of the fair value attributable to the right of reference and license agreement with GSK during the nine months ended September 30, 2019 as well as a $2.5 million decrease in milestone expense associated with the milestone payable to GSK upon the initiation of a Phase 2 clinical trial of losmapimod during the nine months ended September 30, 2019, partially offset by increases in research and development expenses as a result of the following:

•	$4.7 million in increased manufacturing costs associated with the production of losmapimod and FTX-6058 to support our ongoing and planned clinical trials;
•

$3.8 million in increased costs for external clinical activities as we continued our ongoing Phase 2b and Phase 2 open label clinical trials of losmapimod for the treatment of FSHD and Phase 3 clinical trial of losmapimod for the treatment of COVID-19, and as we prepared to advance FTX-6058 into a Phase 1 clinical trial;

•	$3.0 million in increased personnel-related costs due to increased headcount, including $1.3 million of increased stock-based compensation expense; and
•	$0.8 million in increased costs for IND-enabling studies for FTX-6058.

General and Administrative Expenses

General and administrative expenses increased by $6.8 million from $8.7 million for the nine months ended September 30, 2019 to $15.5 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to the following:

•	$3.6 million in increased consulting and professional fees, including for legal services, insurance premiums, recruiting, accounting, and tax; and
•

$3.0 million in increased personnel-related costs, primarily due to increased general and administrative headcount to support the growth of our research and development organization, including $1.4 million of increased stock-based compensation expense.

Other Income, Net

Other income, net decreased by $0.4 million from $1.2 million for the nine months ended September 30, 2019 to $0.7 million for the nine months ended September 30, 2020. The decrease in other income, net was primarily attributable to a decrease in investment income on our cash, cash equivalents, and marketable securities as a result of an overall decreased rate of return.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Through September 30, 2020, we have primarily funded our operations with aggregate gross proceeds of $300.5 million from the issuance of common stock in a private placement and in our IPO, the issuance of convertible preferred stock and convertible notes, an upfront payment received under the Acceleron Collaboration Agreement, and an upfront payment received under the MyoKardia Collaboration Agreement. As of September 30, 2020, we had cash, cash equivalents, and marketable securities of $127.0 million. On July 22, 2019, we completed an IPO of our common stock and issued and sold 4,500,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $63.9 million after deducting underwriting discounts and commissions and offering expenses. On June 9, 2020, we issued and sold 4,029,411 shares of common stock in a private placement at a price of $17.00 per share, resulting in gross proceeds of $68.5 million, before deducting offering costs of $4.2 million. In December 2019, we received a $10.0 million upfront payment upon execution of the Acceleron Collaboration Agreement. In July 2020, we received a $10.0 million upfront payment and a $2.5 million payment as prepaid research funding under the MyoKardia Collaboration Agreement.

On August 11, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 17, 2020, or the Shelf Registration Statement. Under the Shelf Registration Statement, we may offer and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period the commenced upon the Shelf Registration Statement becoming effective. In connection with the filing of the Shelf Registration Statement, we entered into an Equity Distribution Agreement with Piper Sandler & Co., or Piper Sandler, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million under an “at-the-market” offering program, or the ATM Offering. To date, we have not sold any securities under the Shelf Registration Statement or shares under the ATM Offering.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(33,829)	$(34,988)
Net cash used in investing activities	(42,540)	(836)
Net cash provided by financing activities	64,877	64,624
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(11,492)	$28,800

Net Cash Used in Operating Activities

Net cash used in operating activities was $33.8 million during the nine months ended September 30, 2020 compared to net cash used in operating activities of $35.0 million during the nine months ended September 30, 2019. The decrease in net cash used in operating activities of $1.2 million was primarily due to the receipt of a $10.0 million upfront payment and a $2.5 million payment as prepaid research funding associated with the MyoKardia Collaboration Agreement during the nine months ended September 30, 2020, partially offset by increased personnel-related costs, increased research and development costs as we continue to advance our lead programs, and increased general and administrative costs associated with operating as a public company.

Net Cash Used in Investing Activities

Net cash used in investing activities was $42.5 million during the nine months ended September 30, 2020 compared to net cash used in investing activities of $0.8 million during the nine months ended September 30, 2019. The increase in net cash used in investing activities of $41.7 million was primarily due to net purchases of marketable securities during the nine months ended September 30, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $64.9 million during the nine months ended September 30, 2020 compared to net cash provided by financing activities of $64.6 million during the nine months ended September 30, 2019. Net cash provided by financing activities during the nine months ended September 30, 2020 primarily consisted of net proceeds of approximately $64.2 million from the completion of the private placement of the Company’s common stock in June 2020. Net cash provided by financing activities during the nine months ended September 30, 2019 primarily consisted of net proceeds of approximately $64.4 million from the completion of our IPO in July 2019.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

•

the progress, costs and results of our ongoing Phase 2b and Phase 2 open label clinical trials of losmapimod for the treatment of FSHD, our ongoing Phase 3 clinical trial of losmapimod for the treatment of COVID-19, and our ongoing Phase 1 clinical trial of FTX-6058;

•	the scope, progress, costs and results of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates;
•	the impact of the COVID-19 pandemic on our business and operations;
•	the number of and development requirements for other product candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to enter into contract manufacturing arrangements for supply of API and manufacture of our product candidates and the terms of such arrangements;
•	the success of our collaborations with Acceleron and MyoKardia;
•	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment or receipt of milestones, royalties and other collaboration-based revenues, if any;
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

Contractual Obligations

During the three and nine months ended September 30, 2020, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K filed with the SEC on March 5, 2020.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended September 30, 2020, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 5, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. As of September 30, 2020, we had cash, cash equivalents, and marketable securities of $127.0 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2020, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2020 and 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net loss was $82.7 million for the year ended December 31, 2019 and $53.1 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $203.9 million. To date, we have primarily funded our operations through the issuance of common stock in a private placement and in our initial public offering, or IPO, the issuance of convertible preferred stock and convertible notes, an upfront payment received under the collaboration and license agreement with Acceleron Pharma Inc., or Acceleron, and an upfront payment received under the collaboration and license agreement, or the MyoKardia Collaboration Agreement, with MyoKardia, Inc., or MyoKardia. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•

continue our clinical development of losmapimod, including our ongoing Phase 2b and Phase 2 open label clinical trials for the treatment of facioscapulohumeral muscular dystrophy, or FSHD, and our ongoing Phase 3 clinical trial for the treatment of COVID-19;

•	continue our clinical development of FTX-6058, including our ongoing Phase 1 clinical trial in healthy volunteers;
•	advance clinical-stage product candidates into later stage trials;
•	pursue the discovery of drug targets for other rare diseases and the subsequent development of any resulting product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 2b and Phase 2 open label clinical trials of losmapimod for the treatment of FSHD, continue our recently initiated Phase 3 clinical trial of losmapimod for the treatment of COVID-19, and continue our recently initiated Phase 1 clinical trial of FTX-6058, and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our ongoing Phase 2b and Phase 2 open label clinical trials of losmapimod for the treatment of FSHD, our ongoing Phase 3 clinical trial of losmapimod for the treatment of COVID-19, and our ongoing Phase 1 clinical trial of FTX-6058;

•	the scope, progress, costs and results of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates;
•	the impact of the COVID-19 pandemic on our business and operations;
•	the number of and development requirements for other product candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient, or API, and manufacture of our product candidates and the terms of such arrangements;
•	the success of our collaborations with Acceleron and MyoKardia;
•	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment or receipt of milestones, royalties and other collaboration-based revenues, if any;
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

As of September 30, 2020, we had cash, cash equivalents, and marketable securities of approximately $127.0 million. We believe that our cash, cash equivalents, and marketable securities as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

We commenced activities in 2015 and are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, identifying drug targets and potential product candidates, in-licensing assets, producing drug substance and drug product material for use in clinical trials and undertaking preclinical studies and conducting clinical trials. We have not yet demonstrated our ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

The ongoing COVID-19 pandemic has and may continue to affect our ability to initiate and complete current or future preclinical studies or clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic may continue to adversely impact economies worldwide, which could result in adverse effects on our business and operations.

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

Additionally, the impact of the COVID-19 outbreak in Massachusetts resulted in a temporary reduction in workforce presence at our Cambridge research facility. While we increased workforce presence at our facilities starting in the second quarter of 2020, not all employees have returned to our facility and we cannot be certain that we will not be required to close our facilities in the future as a result of the COVID-19 outbreak. A closure of our facility may substantially impact our discovery and translational activities and may delay the experimentation needed to identify novel drug targets, prosecute such targets, identify development candidates for such targets and identify biomarkers that inform the potential clinical development paths for such targets. Moreover, discovery and implementation of clinical biomarker assays for ongoing clinical trials may be delayed. Furthermore, any negative impact that the outbreak has on the ability of our CROs to deliver data sets and execute on experimentation could cause substantial delays for our discovery activities and materially impact our ability to fuel our pipeline with new product candidates.

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

Previously, we have identified conditions and events that raised substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2018 that was issued prior to our IPO included a going concern uncertainty paragraph. With the completion of our private placement of our common stock and IPO, we believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also include a going concern uncertainty paragraph. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, or the TCJA, which significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

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

Risks Related to the Discovery and Development of our Product Candidates

We are early in our development efforts, and we only have two product candidates in clinical trials. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts, and we have advanced only two product candidates into clinical trials, losmapimod for the treatment of FSHD and for the treatment of COVID-19, and FTX-6058 in healthy volunteers. We have invested substantially all of our efforts and financial resources in our proprietary product engine to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of rare diseases. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successfully completing preclinical studies and clinical trials;
•

allowance by the FDA or other regulatory agencies of the investigational new drug applications, or INDs, clinical trial applications, or CTAs, or other regulatory filings for losmapimod, FTX-6058 and future product candidates;

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

While we have initiated our Phase 3 clinical trial of losmapimod for the treatment of patients with COVID-19, the timing and success of the trial will depend on our ability to reach agreement with clinical trial sites and successfully screen and enroll patients in the trial, which, even if we are able to do, may not be on the timelines we expect. We experienced delays in establishing clinical trials sites and began enrolling patients in the fourth quarter of 2020. Many other companies are pursuing the development of product candidates for the treatment of COVID-19, and availability of clinical trial sites and patient enrollment may be affected by availability of commercially available treatments and other clinical trials of competing product candidates. Patient enrollment may also be affected by other factors, including the incidence of COVID-19 over time and the perceived risks and benefits of the use of losmapimod as a treatment relative to competing treatments. We have not activated clinical trial sites and enrolled patients in the trial on the timelines that we previously expected, which has resulted in delays to the trial, including expected delays to the completion of the interim analysis previously planned for the fourth quarter of 2020 and the expected reporting of topline data previously planned for the first quarter of 2021. We may continue to experience these delays or encounter further delays or may decide to abandon the trial and development of losmapimod for the treatment of COVID-19 altogether.

The COVID-19 pandemic may be effectively contained before we can successfully develop losmapimod as a treatment for COVID-19 and recoup our financial investment in the trial through sales of losmapimod. For example, a vaccine may be developed and available in sufficient quantities to contain the spread of the SARS-CoV-2 virus before we are able to complete our Phase 3 clinical trial and obtain marketing approval. Similarly, other therapeutics may prove efficacious in treating patients with COVID-19 before we are able to complete the development of losmapimod in this indication. Our commitment of financial resources and personnel to the development of losmapimod for the treatment of COVID-19 may cause delays in or otherwise negatively impact our other development programs and research and discovery efforts with our product engine.

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

We have two product candidates in clinical development. The risk of failure for each of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We have not yet completed a pivotal clinical trial of any product candidate. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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

In February 2019, we entered into a right of reference and license agreement, or the GSK Agreement, with affiliates of GSK pursuant to which, among other things, GSK granted us a right of reference to certain INDs filed with the FDA and controlled by GSK or its affiliates relating to losmapimod and an exclusive worldwide license to certain of GSK’s preclinical and clinical data with respect to losmapimod. Although losmapimod was originally evaluated by GSK in nearly 3,600 subjects, GSK did not evaluate losmapimod in FSHD or in any other muscular dystrophy, or in novel diseases, such as COVID-19, and most of the subjects in these trials were given a dose that was lower than our planned dosage of 15 mg of losmapimod twice per day, so the safety data generated from GSK’s clinical trials of losmapimod may not be predictive or indicative of the results of our clinical trials. Similarly, while we believe the safety data from GSK’s clinical trials may, in part, enable us to apply for accelerated approval, there can be no assurance that this will happen. Regulatory authorities may also raise questions regarding the transition in the future from GSK-manufactured tablets to tablets manufactured by us or another party, and we may be required to conduct comparability assessments, which could result in delays in development and additional costs.

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

We are currently conducting Phase 2b and Phase 2 open label clinical trials of losmapimod in patients with FSHD in Europe, and a Phase 3 clinical trial of losmapimod for the treatment of COVID-19 at sites in Mexico and South America. We may also conduct additional clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

Our assessment of the potential market opportunity for our product candidates is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, one of which we commissioned. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. We commissioned Clarion Healthcare, LLC to conduct market research with physicians and payors to better understand the commercial landscape and to assist in our commercial planning with respect to losmapimod for the treatment of FSHD. A total of 14 physicians in the United States, the European Union and Asia and nine payors and payor experts in the United States and the European Union were surveyed. As the survey involved a limited number of physicians and payors, the results from such survey may be less reflective of market opportunity than a survey conducted with a larger sample size. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications and third-party research, surveys and studies, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for any of our product candidates may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability. Specifically, the commercial opportunity for losmapimod for the treatment of COVID-19 is uncertain given the novel nature of the disease, the rapidity of the onset of the COVID-19 pandemic, the number of recent entrants in the market and the potential that a vaccine may be developed and available in sufficient quantities to contain the spread of the SARS-CoV-2 virus before we are able to complete our Phase 3 clinical trial and obtain marketing approval. Similarly, other therapeutics may prove efficacious in treating patients with COVID-19 before we are able to complete the development of losmapimod in this indication.

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

For example, we are aware of several product candidates in clinical development that could be competitive with product candidates that we may successfully develop and commercialize. bluebird bio, Inc., Aruvant Sciences, Inc., EpiDestiny, Inc., or EpiDestiny (in collaboration with Novo Nordisk A/S), Imara, Inc., Agios Pharmaceuticals, Inc., Forma Therapeutics Holdings, Inc., Sangamo Therapeutics Inc., or Sangamo (in collaboration with Bioverativ Inc.) and CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals, Inc.) are developing therapeutic approaches for patients with sickle cell disease, or SCD. Acceleron (in collaboration with Celgene Corp.), Bellicum Pharmaceuticals, Inc., Kiadis Pharma, EpiDestiny (in collaboration with Novo Nordisk A/S), Imara Inc., Agios Pharmaceuticals, Inc., Forma Therapeutics Holdings, Inc., Orchard Therapeutics plc, Sangamo (in collaboration with Bioverativ, Inc.) and CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals, Inc.) are developing therapeutic approaches for patients with ß-thalassemia. Eli Lilly and Company, Incyte Corporation, Alexion Pharmaceuticals, Inc., InflaRx N.V., OncoImmune, Inc., NeuroRx, Inc., CytoDyn Inc., Vanda Pharmaceuticals, Inc., CTI Biopharma Corp., AstraZeneca PLC, Biohaven Pharmaceutical Holding Company Ltd., Chimerix, Inc., and Novartis AG, are developing immunomodulating therapeutics for the treatment of COVID-19, and other companies, such as Moderna, Inc., BioNTech SE (in collaboration with Pfizer Inc.), Novavax, Inc., AstraZeneca PLC, Johnson & Johnson and CureVac B.V. have COVID-19 vaccine candidates currently in clinical trials.

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

We rely and expect to continue to rely, on contract manufacturing organizations to manufacture our product candidates. If we are unable to enter into such arrangements as expected or if such organizations do not meet our supply requirements, development and/or commercialization of our product candidates may be delayed.

We rely, and expect to continue to rely, on third parties to manufacture clinical supplies of our product candidates and we expect to rely on third parties to manufacture commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If we are unable to enter into such arrangements on the terms or timeline we expect, development and/or commercialization of our product candidates may be delayed. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements. These facilities may also be affected by natural disasters, such as floods or fire, as well as public health issues (for example, an outbreak of a contagious disease such as COVID-19), or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

We currently rely on third-party clinical research organizations to conduct our ongoing Phase 2b, Phase 2 open label and Phase 3 clinical trials of losmapimod and our ongoing Phase 1 clinical trial of FTX-6058. We plan to rely on third-party clinical research organizations or third-party research collaboratives to conduct any future clinical trials. We do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We also rely, and expect to continue to rely, on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

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

We do not have any manufacturing facilities. Although we believe we have obtained sufficient losmapimod tablets from GSK to complete our ongoing Phase 2 and Phase 3 clinical trials and that we have received a sufficient quantity of losmapimod API to complete further clinical trials in FSHD and COVID-19, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it. We have also engaged CMOs to prepare our own API and to manufacture losmapimod tablets. While we believe that we have all the necessary information from GSK to enable any required technology transfer to a CMO, there can be no assurances that we will be able to effect such transfer in a timely manner.

In addition, although we believe we have obtained sufficient quantities of FTX-6058 for the completion of our ongoing Phase 1 clinical trial, we cannot be sure we have correctly estimated our drug product requirements.

We expect to rely on third parties for the manufacture of FTX-6058 for any future clinical trials and for the manufacture of any future product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

In addition to seeking patents for our product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, to maintain our competitive position, including certain aspects of our proprietary product engine. We seek to protect our trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants, but we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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

The Trump administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. For example, on January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, requiring that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and on February 2, 2017, the Trump administration indicated that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. More recently, on October 9, 2019, President Trump issued another executive order (“Executive Order on Promoting the Rule of Law Through Improved Agency Guidance Documents”).  The order is meant to ensure that agency guidance documents do not establish legally binding requirements and it directs each agency to rescind guidance documents that it determines should no longer be in effect.  In response to the COVID-19 pandemic, the Trump administration has indicated that it will take additional actions to provide regulatory relief. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

The Trump administration has also taken executive actions to undermine or delay implementation of the ACA. For example, President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Trump administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 2, 2020, that court agreed to hear this case. On June 25, 2020, the Trump administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Oral argument in this case is scheduled for November 10, 2020. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States, and members of Congress and the Trump administration have previously stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration has pressed for further drug price control measures that could be enacted during the annual budget process or in other future legislation. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump administration issued a plan to lower drug prices. Under this blueprint for action, the Trump administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ advertisements to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. Finally, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.

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

The third order is intended to reduce the costs of drugs by supporting the safe importation of prescription drugs.  Specifically, the order calls upon HHS to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import both biological drugs and insulin that were originally manufactured in the United States and then exported for international sale. This action preceded the finalization of a rulemaking on September 24, 2020 that allows states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Following issuance of these orders, President Trump issued a fifth executive order which instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including especially  China. The order is meant reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.

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

Risks Related to our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval.

As of November 4, 2020, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 63.4% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell registered common stock, preferred stock, debt securities, depositary shares, warrants and/or units from time to time pursuant to one or more offerings up to an aggregate of $250 million, at prices and terms to be determined at the time of sale.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Other than as reported in a Current Report on Form 8-K, we did not sell any securities that were not registered under the Securities Act during the three months ended September 30, 2020.

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

We have used approximately $26.5 million of the net proceeds from the IPO as of September 30, 2020 to fund the clinical development of losmapimod, to advance our pipeline of clinical-stage and preclinical product candidates, and to research and develop additional preclinical product candidates using our platform, and for working capital and other general corporate purposes. We have invested the unused net proceeds from the offering in cash equivalents and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 through July 31, 2020	4,581	$0.07	—	$—
August 1, 2020 through August 31, 2020	—	—	—	—
September 1, 2020 through September 30, 2020	—	—	—	—
Total	4,581	$0.07	—	$—

(1)

Represents shares of unvested common stock that were repurchased by us from certain former employees upon termination of employment in accordance with the terms of the applicable employee's restricted stock agreement. We repurchased the shares from the former employees at the original purchase price.

Item 6. Exhibits.

Exhibit Number	Description
10.1*†	Collaboration and License Agreement, dated as of July 20, 2020, by and between the Registrant and MyoKardia, Inc.
10.2*†

First Amendment to the Right of Reference and License Agreement, dated as of September 23, 2020, by and among the Registrant, GlaxoSmithKline Intellectual Property (No. 2) Limited, GlaxoSmithKline LLC and Glaxo Group Limited.

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

FULCRUM THERAPEUTICS, INC.

Date: November 10, 2020	By:	/s/ Robert J. Gould
Robert J. Gould, Ph.D.
Chief Executive Officer and President, Director

Date: November 10, 2020	By:	/s/ Bryan Stuart
Bryan Stuart
Chief Operating Officer (Principal Financial Officer)