Form 10-K
period 2020-12-31
Fulcrum Therapeutics, Inc.
filed 2021-03-04
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 30, 2020, was approximately $239,959,880.

The number of shares of registrant’s common stock outstanding as of February 25, 2021 was 32,672,223.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2021 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," “outlook,” "plan," "potential," "predict," "project," "should," "target," "would," and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the “Risk Factors” section and include, among other things:

•	our ongoing clinical trials of losmapimod, including our ongoing Phase 2b and Phase 2 open label clinical trials for the treatment of facioscapulohumeral muscular dystrophy, or FSHD;
•	our ongoing Phase 1 clinical trial of FTX-6058 in healthy adult volunteers and our planned clinical trial of FTX-6058 in patients with sickle cell disease, or SCD;
•	the impact of the COVID-19 pandemic on our business and operations and our future financial results;
•	the initiation, timing, progress and results of our drug target discovery screening programs;
•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•	our plans to develop and, if approved, subsequently commercialize losmapimod, FTX-6058 and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for losmapimod, FTX-6058 and any other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and marketable securities;
•	the potential advantages of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	the progress and results of our collaborations with Acceleron Pharma Inc. and MyoKardia, Inc., a wholly owned subsidiary of Bristol-Myers Squibb Company;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and
•	our expectations regarding the time during which we will be an emerging growth company or a smaller reporting company as defined under the federal securities laws.

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

•

We have incurred significant losses since our inception. Our net loss was $70.8 million for the year ended December 31, 2020 and $82.7 million for the year ended December 31, 2019. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of December 31, 2020, we had an accumulated deficit of $221.6 million.

•

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 2b and Phase 2 open label clinical trials of losmapimod for the treatment of FSHD and continue our recently initiated Phase 1 clinical trial of FTX-6058 in healthy adult volunteers, prepare for our planned clinical trial of FTX-6058 in patients with SCD, and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates.

•

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

•

We are early in our development efforts, and we only have two product candidates in clinical trials. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

•

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

•

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. The results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

ii

•

Because we are developing some of our product candidates for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, such as the measurement of DUX4-driven gene expression in muscle biopsies in our Phase 2b clinical trial of losmapimod for the treatment of FSHD, the U.S. Food and Drug Administration or other regulatory authorities may not consider the endpoints of our clinical trials to predict or provide clinically meaningful results.

•

If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

•

We rely, and expect to continue to rely, on contract manufacturing organizations to manufacture our product candidates. If we are unable to enter into such arrangements as expected or if such organizations do not meet our supply requirements, development and/or commercialization of our product candidates may be delayed.

•

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which may harm our business.

•

We have entered into, and may in the future enter into, collaborations with third parties for the discovery, development or commercialization of product candidates, including our collaborations with Acceleron Pharma Inc. and MyoKardia, Inc. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.

•

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

•

If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. We have developed a proprietary product engine that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat the known root cause of genetically defined diseases. We are using our product engine to identify targets that can be drugged by small molecules regardless of the particular underlying mechanism of gene mis-expression. We have identified drug targets to treat the root causes of facioscapulohumeral muscular dystrophy, or FSHD, and certain hemoglobinopathies, namely sickle cell disease, or SCD, and ß-thalassemia. In August 2019, we initiated a randomized, double-blind, placebo-controlled, multicenter, international Phase 2b clinical trial of losmapimod, our product candidate for FSHD, and a single center, open label Phase 2 clinical trial to investigate the safety and tolerability of chronic treatment with losmapimod in patients with FSHD. The Phase 2b clinical trial and the open label Phase 2 clinical trial completed enrollment in February 2020. In the fourth quarter of 2020, we initiated a Phase 1 clinical trial of FTX-6058, our product candidate for certain hemoglobinopathies and a novel upregulator of fetal hemoglobin, to evaluate the safety, tolerability and pharmacokinetics of FTX-6058 in healthy adult volunteers. In addition, we anticipate initiating a clinical trial of FTX-6058 in patients with SCD in the second half of 2021.

We are using our proprietary product engine to identify and validate drug targets and develop product candidates to address diseases caused by the mis-expression of certain genes. Our product engine integrates patient-derived, tissue-relevant cell models and drug target screens with our pharmacologically-diverse small molecule compound library and customized CRISPR and RNAi libraries. We also employ computational biology and FulcrumSeek, our proprietary database, to guide target selection and to generate hypotheses on other targets that might be relevant along a gene regulatory pathway.

Our first product candidate, losmapimod, is a small molecule that we are developing for the treatment of FSHD, a rare, progressive and disabling muscle wasting disorder that leads to significant physical impairments and disability. Losmapimod selectively targets p38α/ß mitogen activated protein kinase, or p38α/ß. We utilized our product engine to discover that inhibition of p38α/ß reduced expression of the DUX4 gene in muscle cells derived from patients with FSHD. The mis-expression of the DUX4 gene is the known root cause of FSHD. There are no approved therapies for FSHD, one of the most common forms of muscular dystrophy, with an estimated patient population of 16,000 to 38,000 in the United States. In January 2020, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to losmapimod for the treatment of FSHD, and, in March 2020, the European Medicines Agency, or EMA, granted orphan drug designation to losmapimod for the treatment of FSHD.

Following our discovery of the role of p38α/ß inhibitors in the reduction of DUX4 expression in patients with FSHD, we performed an extensive review of known compounds. As a result of our evaluation, we identified losmapimod as the preferred developmental candidate based on the substantial and attractive preclinical and clinical data. We in-licensed losmapimod from affiliates of GlaxoSmithKline, or GSK, in February 2019. GSK had previously treated nearly 3,500 subjects with losmapimod across multiple clinical trials, including one Phase 3 clinical trial. GSK did not conduct a clinical trial of losmapimod in patients with FSHD or any other muscle disorder. We have conducted extensive preclinical testing of losmapimod in patient-derived, tissue-relevant cell models and have observed that losmapimod selectively reduced DUX4-driven gene expression and restored a healthy gene expression signature with minimal impact on healthy human muscle cells or other cell types.

We are conducting a randomized, double-blind, placebo-controlled, multicenter, international Phase 2b clinical trial, referred to as ReDUX4, to investigate whether treatment with losmapimod reduces DUX4-driven gene expression in affected skeletal muscle. In this Phase 2b clinical trial, secondary endpoints include evaluation of safety and tolerability in FSHD patients, pharmacokinetic in blood, losmapimod concentration in skeletal muscle biopsies, p38α/ß target engagement in blood and in muscle biopsies, and efficacy on the whole-body skeletal muscle MRI biomarker. We are concurrently conducting a single center open label Phase 2 clinical trial to investigate the safety and tolerability of chronic treatment with losmapimod in patients with FSHD. In this open label trial, we are evaluating the ability of losmapimod to reduce DUX4-driven gene expression in affected skeletal muscle over varying treatment durations. We initiated ReDUX4 at multiple sites in the United States, Canada and Europe and the open label Phase 2 clinical trial in Europe in August 2019. We completed dosing in a Phase 1 clinical trial in healthy volunteers and patients with FSHD in September 2019. We presented top-line, blinded results from the Phase 1 clinical trial in October 2019, and we presented unblinded data in March 2020. We utilized data from GSK’s clinical trials of losmapimod and our preclinical data to submit an IND, and clinical trial applications, or CTAs, in

Europe and Canada, at various dates during 2019 that have enabled us to advance our clinical development plan for losmapimod in FSHD, including initiating ReDUX4 in August 2019.

As a result of the COVID-19 pandemic, we extended the ReDUX4 treatment period from 24 to 48 weeks through a protocol amendment to ensure the safety of the subjects and to allow for the opportunity for a biopsy at week 16 as originally intended or at week 36. Approximately 64 subjects who did not complete the original 24-week treatment period continued in the 48-week treatment period in the randomized portion of the trial. The extension from 24 to 48 weeks also allows for a longer assessment in a placebo-controlled design of the skeletal muscle MRI secondary endpoint and the various exploratory clinical endpoints, such as reachable workspace, optimized time up and go test for FSHD, muscle function measures and patient reported outcomes. We expect to present full data from the trial in the second quarter of 2021. We believe that the amendment to the trial protocol provides flexibility to address the challenges presented by the COVID-19 pandemic and supports collection of efficacy and safety data to support continued discussions with regulatory agencies regarding potential registration strategies.

In August 2020, we announced results from a pre-specified interim analysis of the primary endpoint of the ReDUX4 trial, which is the reduction from baseline of DUX4-driven gene expression in affected skeletal muscle after subjects have been treated with losmapimod or placebo.

We are additionally conducting several preparatory non-drug studies to assess biomarker endpoints and clinical outcome assessments and are participating in a natural history study that will follow 160 subjects with FSHD in the United States and 60 subjects in Europe over 18 months. We are using data generated to date, and expect to utilize data to be generated from our ongoing preparatory studies and the natural history study to inform future clinical trial designs and discussions with regulatory agencies. We believe that these preparatory studies and the safety data from GSK’s prior losmapimod clinical trials, together with safety and efficacy data generated from our Phase 1 and Phase 2 clinical trials to date, and additional data to be generated from our ongoing ReDUX4 trial, may enable us to apply for accelerated approval of losmapimod for the treatment of FSHD. If we observe positive results in ReDUX4 based on our biomarker efficacy endpoint of reduction in DUX4-driven gene expression in affected skeletal muscle, we plan to discuss the possibility of applying for accelerated approval with regulatory agencies and may seek accelerated approval if such regulatory agencies believe that our biomarker endpoint is sufficiently predictive of clinical benefit. The FDA or other regulatory authorities may require us to conduct comparability assessments of GSK-manufactured tablets to tablets manufactured by us or another party.

In June 2020, we announced that we received notification from the FDA that we may proceed with initiating a Phase 3, randomized, double-blind, placebo-controlled trial of losmapimod in higher risk hospitalized adults with COVID-19, or the LOSVID trial. The LOSVID trial is a Phase 3, international, multicenter trial designed to assess the safety and efficacy of a 15 mg twice per day oral dose of losmapimod compared to placebo for 14 days on top of standard of care in approximately 400 patients hospitalized with COVID-19 and at risk of progression to critical illness based on older age and elevated systemic inflammation. We began enrolling patients in the fourth quarter of 2020. The primary endpoint of the trial is the proportion of patients who progress to death or respiratory failure by day 28. The trial’s secondary endpoints include clinical status on days seven and 14 as measured on the nine point World Health Organization ordinal scale of COVID-19 severity, total number of study days free of oxygen supplementation, all-cause mortality, length of hospitalization and intensive care unit stay, adverse events and viral clearance. In March 2021, we announced the discontinuation of the LOSVID trial following a strategic review.

Our second product candidate, FTX-6058, is our novel small molecule designed to bind embryonic ectoderm development, or EED, and inhibit the transcriptional silencing activity of the polycomb repressive complex 2, or PRC2. FTX-6058 is a small molecule designed to upregulate fetal hemoglobin in patients with SCD and ß-thalassemia. SCD is a genetic blood disorder caused by a mutation in the ß-subunit gene, or HBB gene. This mutation results in the formation of abnormal hemoglobin, which causes red blood cells, or RBCs, to change from a round shape into a sickle shape that significantly impairs their function. ß-thalassemia is a rare blood disorder caused by various genetic mutations in the HBB gene that can significantly impair the production of RBCs.

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

In the fourth quarter of 2020, we initiated our Phase 1 clinical trial of FTX-6058 in healthy adult volunteers. In this trial, we are evaluating the safety, tolerability and pharmacokinetics of FTX-6058. The trial is comprised of four parts. Part A is a randomized, double-blind, placebo-controlled, single ascending dose study in up to six cohorts. Part B is a randomized, double-blind, placebo-controlled, multiple ascending dose study in up to four cohorts dosed once daily for 14 days. Part C is an open label pilot food effect study in subjects randomized to take FTX-6058 with and without a high-fat meal, and Part D is an open label study to evaluate the potential of FTX-6058 to induce a liver enzyme known as CYP3A, which is involved in drug metabolism. We expect to present data from the Phase 1 clinical trial in mid-2021. In addition, we anticipate initiating a clinical trial of FTX-6058 in patients with SCD in the second half of 2021.

According to the National Institutes of Health, or NIH, there are approximately 7,000 rare, genetically defined human diseases, many of which have inadequate or no approved treatments. Our current drug target identification and development efforts are focused on rare neuromuscular, muscular, hematologic and central nervous system, or CNS, disorders. We also anticipate utilizing our product engine to discover drug targets for genetically defined diseases in other therapeutic areas and for other disorders. In addition to drug targets that we prioritize for internal development, we may identify other drug targets that we would consider for development through partnerships. For example, we are utilizing our product engine to discover drug targets within a targeted indication within the pulmonary disease space under our collaboration and license agreement with Acceleron Pharma Inc., or Acceleron, and for the potential treatment of certain genetically defined cardiomyopathies under our collaboration and license agreement with MyoKardia, Inc., or MyoKardia, a wholly owned subsidiary of Bristol-Myers Squibb Company.

Our Pipeline

We designed our proprietary product engine with potential application across a broad array of genetically defined diseases with a known root cause. The following chart summarizes key information about our lead product candidates.

Our Strategy

We are leveraging the broad applicability of our proprietary product engine to discover and develop small molecule therapies that modulate gene expression to address the known root cause of genetically defined rare diseases in areas of high unmet medical need. We believe that our initial product candidates for the treatment of FSHD, SCD and ß-thalassemia may have the potential to treat patients with these debilitating and, in some cases, life-threatening and novel illnesses. The key components of our strategy include:

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

•

Rapidly develop FTX-6058 for the treatment of select hemoglobinopathies. We have initiated a Phase 1 clinical trial of FTX-6058 in healthy adult volunteers and, subject to positive results, plan to initiate a clinical trial of FTX-6058 in patients with SCD in the second half of 2021.

•

Continue to apply our proprietary product engine to grow our portfolio of product candidates for the treatment of genetically defined diseases. We have developed a rigorous assessment and selection process to determine which of the approximately 7,000 rare, genetically defined diseases we intend to evaluate in drug target identification activities. We are applying our product engine to discover drug targets to modulate gene expression and develop product candidates for the potential treatment of the root cause of disease.

•

Further expand our product engine capabilities. Our product engine incorporates patient-derived cell lines and/or other relevant human cell lines, our annotated small molecule compound library and customized CRISPR or RNAi libraries. We intend to further expand our product engine capabilities, including FulcrumSeek, to enhance the therapeutic reach and productivity of our drug discovery process.

•

Maximize the commercial potential of our product candidates. We have retained all rights to our lead product candidates focused on rare genetically defined diseases, and plan to commercialize any approved product for such rare genetically defined diseases using a targeted sales infrastructure. We may in the future pursue commercialization partnerships for certain product candidates and/or markets outside the United States.

•

Selectively enter into strategic partnerships to maximize the value of our product engine and pipeline. Given the breadth of opportunities for our proprietary product engine to discover drug targets and develop product candidates for genetically defined diseases, we may enter into strategic partnerships for certain drug targets, product candidates or disease areas, such as our collaboration and license agreements with Acceleron and MyoKardia. Partnerships may provide an attractive avenue for expanding the impact of our proprietary product engine.

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

Signals
Final protein
DNA Transcription
mRNA
Protein Synthesis
mRNA Processing
mRNA Transport out of Nucleus
Nucleus

Our Opportunity

We have the ability to develop, scale and characterize complex cellular models of human disorders of gene mis-regulation. Our current drug target identification and development efforts are focused on rare neuromuscular, muscular, hematologic and CNS disorders. We also anticipate utilizing our product engine to discover drug targets for genetically defined diseases in other therapeutic areas. Our target identification and validation process provides a systematic way to approach the identification of unique drug targets that, when activated or inhibited, may increase or decrease gene expression in genetically defined diseases with the aim of restoring a healthy or functional phenotype. Our product engine is designed to be agnostic to cell type, pathway and therapeutic modality. While our drug target selection process is guided by our strategy to advance small molecule therapeutics that treat the root cause of disease into clinical development, we also may identify drug targets that might be addressable by other treatment modalities, such as antisense oligonucleotides, or ASOs, small interfering RNAs, or siRNAs, or antibodies.

We are continuing to expand our proprietary database, FulcrumSeek, which is designed to facilitate the process by which we assess diseases and generate drug target hypotheses through our computational biology expertise. We screen our proprietary small molecule library and customized CRISPR or RNAi libraries across healthy and diseased human cells, such as skeletal muscle cells, cardiac muscle cells, brain cells and blood cells. Our FulcrumSeek database is designed to provide a unique understanding into gene regulatory and signaling pathways that may be relevant for the activation or repression of a particular gene associated with the disease of interest. To achieve this, we profile many features that are impacted when a cell of interest is treated with a perturbagen, such as a small molecule probe, CRISPR guide, small interfering RNA, or microRNAs. These features include a comprehensive assessment of transcripts that are modulated (quantified by RNA sequencing, or RNAseq) and cellular processes that are measured by imaging techniques. We expect that the data from these screens will allow us to develop a broader understanding of biology that may be relevant in disease. With the completion of each additional screening, FulcrumSeek increases in size, and our insights and knowledge are further expanded. Moreover, with the initiation of our collaborations with Acceleron and MyoKardia, we are further demonstrating the scope of our disease modeling and target identification capabilities with the expansion into pulmonary and cardiovascular disease.

According to the NIH there are approximately 7,000 rare, genetically defined human diseases, many of which have inadequate or no approved treatments. We believe that our approach to selecting and modeling certain of these human diseases with patient-derived tissue-relevant cells, followed by mining our FulcrumSeek database or screening with our proprietary small molecule library and customized CRISPR or RNAi libraries, could be broadly applied to the identification of drug targets that have the potential to balance the expression of many genes known to drive or ameliorate disease.

Our Approach

The ability to intervene in gene regulatory pathways that control gene expression provides the basis of our product engine. Our approach is to broadly search for mechanisms that can change gene expression in the desired manner. These drug targets may be intracellular targets or extracellular targets that affect a signaling pathway. Key considerations we use to determine which genetically defined diseases are suitable to evaluate in drug target identification activities include:

•	Unmet medical need and market opportunity: we consider the severity of disease, the number of patients who could be treated and the competitive landscape.
•	Clear mechanistic link between a root cause genetic defect and disease: we evaluate whether there is genetic validation of the gene’s role in disease and the effect of gene modulation on disease.
•	Drug discovery execution: we consider whether relevant patient-derived, tissue-specific cell models and assays are available or whether we can develop such models using our expertise.
•

Clinical feasibility: we evaluate potential biomarker and clinical endpoints, whether there is a meaningful treatment window and whether there is an accessible patient population to undertake clinical trials in a reasonable time frame.

Our product engine is designed to enable us to address diseases in which genes are mis-expressed, silenced or result in mutated gene products, such as RNA or protein, due to an underlying genetic defect. There are varied approaches to treating disease by balancing gene expression including reducing the expression of a gene that causes disease (e.g., DUX4 in FSHD), increasing the expression of an under-expressed gene or expressing a compensatory gene (e.g., HBG1/2 in SCD and ß-thalassemia). Our preclinical modeling of the relevant tissue is critical for success, and we believe this is best achieved using human cell systems derived from patients with the disease. We primarily seek to identify drug targets that may balance gene expression in these human cell systems and that are amenable to drugging using a small molecule. In addition to drug targets that we prioritize for internal development, we may identify other drug targets that we would consider for development through partnerships.

Overview of Our Product Engine

Our product engine is a high-throughput discovery platform that we designed to identify and validate drug targets that balance the expression of the genes known to drive or ameliorate root cause biology. We obtain patient-derived, tissue-relevant cell lines or other relevant human cell lines. We then differentiate these cell lines into those most relevant for the disease pathology, including skeletal muscle myotubes, cardiomyocytes, neurons, RBCs, or other cell lines of interest, which we then scale up, characterize and prepare for screening. We also generate methods to quantify the desired modulation of expression of the gene of interest in these cell lines. We apply our annotated small molecule compound library and customized CRISPR or RNAi libraries to the cells to assess for the desired modulation. We have continued to build our capabilities to maximally profile changes in transcription that occur when relevant cells are treated with small molecules or genetic reagents. In addition to profiling a specific gene of interest, we can evaluate multiple genes of potential interest through multiplexed transcriptome profiling to assess effects on root cause biology. FulcrumSeek is a further expansion of this concept, where thousands of transcripts can be measured, and additional features of cellular health and function can be assessed using high-throughput imaging techniques. Our screening approach, coupled with data mining of FulcrumSeek, is the basis of our target identification strategy. We confirm drug target hits with multiple modalities and undertake further validation in several patient-derived, tissue-relevant cell lines. Additional studies in these cell models are conducted to understand how the modulation of the gene of interest affects cellular function. We employ computational biology, such as machine learning algorithms, using our FulcrumSeek database and other databases to guide drug target selection and generate hypotheses on other drug targets that might be related along a gene regulatory pathway.

To further optimize and increase productivity of our product engine, we have continued to invest in customized lab automation and applied technologies. We believe that these investments have increased assay throughput and robustness and have expanded the breadth of biological parameters we can effectively measure in our assay systems. The first-generation of our product engine was focused on single gene readouts, simple immunocytochemistry, and one-dimensional data analysis focused on an individual gene of interest. With continued investment in the product engine, we have enabled our next-

generation product engine which utilizes RNAseq, high-content imaging, and machine learning. We believe that this next-generation product engine enables drug target screening at scale in physiologically relevant assay systems.

 We designed our discovery and development model to recapitulate this systematic approach of applying our product engine to each new disease that we evaluate with the goal of providing disease-modifying therapies to patients. The following graphic presents an overview of our drug target identification process.

Importantly, we designed our next-generation product engine to iteratively and systematically explore disease or indication areas of interest by incorporating both preclinical and clinical data related to potential drug targets. In the case of heterogeneous diseases, this iterative and systematic approach enables us to explore diseases with less defined root cause genes, and instead screen for targets that modulate root cause biology. This approach not only enables us to validate the translatability of our preclinical models to the clinic, but also enables us to generate unique clinical biology insights utilizing public and proprietary clinical datasets, that can be further queried by our FulcrumSeek database or incorporated into our preclinical disease models. As a result, we believe that our next-generation product engine greatly expands the number of diseases that we can potentially interrogate using our screening approach.

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

Small Molecule Probe Library Screening

Our small molecule probe library is annotated, which means it consists of known, well-characterized molecules that interact with biochemical mechanisms and that have cellular activity. The purpose of our small molecule probe library is to identify and interrogate mechanisms that regulate the expression of genes of interest. We designed our library with the intent to optimize biological diversity, in contrast with other small molecule screening approaches that optimize chemical diversity. The library was developed by our medicinal chemists who reviewed primary and patent literature to identify probe molecules that interact with known biochemical targets. They selected chemical probes based on their cellular activity, potency and selectivity. In order to expand our library beyond commercially-available small molecules, we undertook a custom synthesis campaign to generate compounds that were not available from commercial sources. Our library currently includes more than 6,000 small molecules relating to approximately 2,500 biochemical targets covering a wide breadth of pharmacology, including chromatin modifiers, transcription regulation and RNA processing, kinases and metabolic enzymes. Our library will continue to expand as we identify and acquire new mechanistic probes.

Genetic Screening

We may also use a customized CRISPR or RNAi library screening, which is an approach to interrogate the genome by selectively knocking out, reducing or increasing gene expression, for target identification. We have chosen to use CRISPR and RNAi libraries as complementary or additional screening tools for drug target identification alongside our small molecule screening approach. We use both an array-based CRISPR library and our pooled, custom-designed CRISPR library. Pooled CRISPR screening is an approach to target identification in which we combine cells and reagents in a single tube to simplify the experimental procedures. Pooled CRISPR screening is not suitable for all cell types, and we use array-based CRISPR screening where appropriate. Additionally, we utilize RNAi libraries where CRISPR libraries cannot be employed in the cell type of interest. Specific targets that modulate the gene of interest can be identified via CRISPR or RNAi library screening, and these targets can then be validated for our drug discovery endeavors. If small molecules that interact with these targets are identified from the literature, they are then obtained for further pharmacological validation. If no known chemical matter is available, we may establish a screen to identify chemical matter that interacts with the drug target. This chemical matter would serve as a starting point for medicinal chemistry work. Alternatively, we may seek partnerships for development using other modalities.

FulcrumSeek and Computational Biology

FulcrumSeek is our proprietary database containing profiles of the effect of perturbagens, or disruptions to cellular processes, on disease-relevant, human derived cell systems. The features captured in this database consist of measures of gene regulation on thousands of genes, and other important assessments of cellular function and health. The primary role of FulcrumSeek and our computational biology capabilities is to generate drug target and biomarker hypotheses using externally generated patient data and internal screening data. We can use FulcrumSeek to aid in the selection of diseases that we may want to consider for a discovery program. Our database and analysis can provide information as to which genes are modulated by our perturbagens and which genes may be difficult to modulate. This information is then integrated into our decision-making process for disease selection. Using FulcrumSeek, our approach is to leverage our network biology capabilities and expertise to determine how pathways interact with each other in a cell, to develop a network map of regulatory interactions that control gene expression and cellular function and propose targets that potentially could be pursued to modulate the root cause gene or root cause biology of diseases of interest. In each case, we explore these hypotheses through biological experimentation designed to validate predicted drug targets and biomarkers. We use confirmatory studies to aid in the refinement of our computational models in an iterative manner.

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

Advantages of a Small Molecule Approach

We believe that our approach to the treatment of genetically defined diseases using orally available, small molecule therapeutics may offer significant advantages over other treatment modalities due to:

•

Biodistribution: small molecules can achieve broad distribution in the body. The ability to access tissues broadly is particularly relevant in neuromuscular disorders where multiple muscles are affected by disease, or in CNS disorders where brain permeability may be limited with other treatment modalities.

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

No DUX4 Expression
Mild DUX4 Expression
Severe DUX4 Expression
Time of fatigue (min)
25
20
15
10
5
0
n=7
n=7
n=16
***
***
D0
D3
D6
D10
D16
D23
D29

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

Healthy
OFF
DUX4
D4Z4 repeats
>9 units
D4Z4 repeats
Sites of DNA methylation
FSHD
ON
DUX4
DUX4
FSHD1
<10 units
FSHD2
>9-20 units
+ SMCHD1
mutations

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

125
100
75
50
25
0
% of vehicle control
p-HSP27/HSP27
DUX4 protein
MBD3L2 mRNA
0.001
0.01
0.1
1
Losmapimod concentration (μM)

MBD3L2 mRNA
Active Caspase-3
% of vehicle Control
125
100
75
50
25
0
0.001
0.01
0.1
1
Losmapimod concentration (μM)

The dotted lines in each graphic above indicate the Cmin (left) and Cmax (right) observed in a clinical trial conducted by GSK that used a 15 mg twice per day dose of losmapimod. Cmin represents the minimum concentration in plasma prior to administration of a subsequent dose and Cmax represents the highest concentration in plasma after administration of a dose.

After identifying losmapimod, we in-licensed the molecule from GSK because we believed that its safety and pharmacology history would significantly expedite our development plan and enhance our future regulatory submissions. In February 2019, we obtained an exclusive worldwide license from GSK to the losmapimod patents and preclinical and clinical data for all indications, subject to certain conditions. This license includes a letter of reference for the FDA providing us the right to reference all the previous INDs that had been filed by GSK for losmapimod, as well as a license to their losmapimod data, including the original preclinical study and clinical trial reports. We also received active pharmaceutical ingredient, or API, and losmapimod tablets that had been manufactured by GSK. We are using the API and tablets to support our clinical development of losmapimod in FSHD, including our ongoing Phase 2 clinical trials. We utilized the GSK data and our preclinical data to submit an IND in the United States and CTAs in Europe and Canada at various dates during 2019, which enabled us to advance our clinical development plan for losmapimod in FSHD, including initiating our randomized, double-blind placebo-controlled multicenter international Phase 2b clinical trial, or ReDUX4, and a single center Phase 2 open label trial in August 2019. The Phase 2b clinical trial and open label Phase 2 clinical trial completed enrollment in February 2020.

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

Reduction of DUX4-driven gene expression at increasing concentrations of losmapimod

DUX4-driven gene expression
500
400
300
200
100
0
Vehicle
Losmapimod 30 nM
Losmapimod 100 nM
Losmapimod 1000 nM
Treatment
Group
FSHD
Healthy

Error bars denote 95% confidence intervals.

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

p38α/ß target engagement over time

Muscle target engagement (%)
100
75
50
25
0
Losmapimod concentration (ng/mL or ng/g)
100
10
1
0
6
12
18
24
30
Time (hr)
Losmapimod plasma concentration
Losmapimod muscle concentration
Muscle target engagement (%)

We obtained further evidence that losmapimod distributed to muscle from a preclinical study in which GSK profiled distribution of losmapimod to all tissues in rats. Our review of this data similarly confirmed that muscles were well exposed to losmapimod.

Clinical Development Overview

We began dosing in a Phase 1 clinical trial of losmapimod in healthy adult volunteers and patients with FSHD in Europe in February 2019 following the filing of a CTA in December 2018. We completed dosing in this trial in September 2019. In August 2019, we initiated a randomized, double-blind placebo-controlled multicenter international Phase 2b clinical trial, ReDUX4, with 80 patients with FSHD to investigate whether oral administration of 15 mg of losmapimod twice per day reduces expression of DUX4-driven genes in affected skeletal muscle. In August 2019, we also initiated a single center open label Phase 2 clinical trial in up to 16 patients with FSHD to investigate the safety and tolerability of 15 mg losmapimod twice per day for chronic use and to evaluate the ability of losmapimod to reduce expression of DUX4-driven genes in affected skeletal muscle over varying durations of treatment. In addition, in February 2020 we initiated an open label extension of the ReDUX4 trial to enable patients in our ongoing Phase 2b clinical trial who are treated with losmapimod to continue receiving treatment after the 24-week or 48-week treatment period and to enable patients given placebo in our Phase 2b clinical trial to be treated with losmapimod.

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

We submitted a CTA in Europe for the open label Phase 2 clinical trial in April 2019 and submitted CTAs in Europe and Canada for the Phase 2b clinical trial at various dates during 2019. Each of the CTAs have been accepted.

The original design of ReDUX4 included a muscle biopsy at week 16 during the 24-week treatment period followed by an open label extension. Sixteen of the 80 subjects in trial have completed the 24-week treatment period and rolled over to the open label extension portion of the trial. As a result of the COVID-19 pandemic, we extended the ReDUX4 treatment period from 24 to 48 weeks through a protocol amendment to ensure the safety of the subjects and to allow for the opportunity for a biopsy at week 16 as originally intended or at week 36. Approximately 64 subjects who did not complete the original 24-week treatment period continued in the 48-week treatment period in the randomized portion of the trial. The extension from 24 to 48 weeks also allows for a longer assessment in a placebo-controlled design of the skeletal muscle MRI secondary endpoint and the various exploratory clinical endpoints, such as reachable workspace, optimized time up and go test for FSHD, muscle function measures and patient reported outcomes. We expect to present full data from the trial in the second quarter of 2021. We believe that the amendment to the trial protocol provides flexibility to address the challenges presented by the COVID-19 pandemic and supports collection of efficacy and safety data to support continued discussions with regulatory agencies regarding potential registration strategies.

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

We are also conducting or have completed, several preparatory non-drug studies to assess biomarker endpoints and clinical outcome assessments. In addition, we are participating in a natural history study that plans to follow 160 subjects with FSHD in the United States and 60 subjects in Europe over 18 months. Planned enrollment in this study was completed in December 2019. We are using data generated to date, and expect to utilize data generated in the future, from our non-drug studies and the natural history study to inform discussions with regulatory agencies and future clinical trial design.

In January 2020, the FDA granted orphan drug designation to losmapimod for the treatment of FSHD. In March 2020, the EMA granted orphan drug designation to losmapimod for the treatment of FSHD.

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

Our Clinical Development Strategy

Preparatory Studies

There are currently one ongoing and three completed preparatory non-drug studies designed to inform molecular and imaging biomarker and clinical development efficacy endpoints for ongoing clinical trials of losmapimod in patients with FSHD.

Study	Subjects (Planned, for ongoing studies)	Description / Endpoints	Status
Biomarker Preparatory Study (Fulcrum SRA 002-2018)	17	DUX4-driven gene expression in skeletal muscle and whole-body skeletal muscle MRI	Completed

Optimized Time Up and Go Test Preparatory Study (Fulcrum SRA 003-2018)	22	Optimized time up and go test for FSHD, or FSHD-TUG	Completed

Direct Patient Input (Fulcrum SRA 004-2018)	79	Direct patient input into the Phase 2b clinical trial	Completed

ReSOLVE Natural History Study (NIH) and Reachable Work Space (Fulcrum SRA 003-2017)	160	Natural history study Reachable work space	Ongoing

EU Natural History Study and Reachable Work Space (SRA 003-2017)	60	Natural history study Reachable work space	Ongoing

Biomarker Preparatory Study (Fulcrum SRA 002-2018)

We designed this preparatory study to investigate, inform and optimize the DUX4-driven gene expression and MRI efficacy biomarker endpoints that are currently in use in Phase 2 clinical trials of losmapimod for the treatment of FSHD. We enrolled and evaluated 17 subjects at seven clinical sites.

This preparatory study was designed to measure aberrant DUX4-driven gene expression in affected skeletal muscle via a subset of DUX4-driven gene transcripts in order to develop a molecular muscle endpoint designed to track the root cause of disease. We are using MRI to inform affected leg muscles selected for biopsy. Based on the results of this study, we believe that the DUX4-driven gene transcript measurement could be a primary endpoint in a clinical trial to support accelerated approval of losmapimod for FSHD. We are also using whole-body MRI scans one to three months apart to evaluate changes in skeletal muscle health (lean muscle tissue volume and muscle tissue infiltration and replacement by fat).

The subjects have clinical severity scores of two to four on the Ricci scale, which is the clinical impairment disability scale for patients with FSHD, where a zero indicates that a subject has no disability and five indicates that a subject is permanently dependent upon the use of a wheelchair for daily mobility activities.

We also are using other MRI-based measures as secondary endpoints in our ongoing Phase 2 clinical trials of losmapimod. We believe that muscle pathology in skeletal muscles of patients with FSHD is predictive of muscle degradation and subsequent fat replacement. We are utilizing MRI-based endpoints to identify the level of muscle pathology and the overall fat content in muscles. MRI imaging sequences, which are settings of pulses and gradients, have been developed that enable an increased contrast between tissues of interest. We use a T2 MRI sequence to observe and quantify areas of high muscle water content, or muscle edema, which is a marker of muscle pathology. These areas have a higher T2 value than the background tissue. T2 provides information about the muscle’s physiological status, however it is not specific for muscle edema and may indicate other abnormal conditions in muscle tissue. We are using the Dixon MRI sequence, or the Dixon method, to quantify the fat content of muscles, which is a marker for muscle degradation. The Dixon method separates the signals from water and fat and the separated fat signal can then be utilized to determine the fat infiltration and fraction within the muscle. We are using these MRI-based approaches as additional efficacy endpoints in our Phase 2 open label trial and Phase 2b clinical trial to identify muscles with higher levels of muscle pathology for muscle biopsy, as evidenced by a higher signal in the T2 sequence, and muscle degradation, as evidenced by intermediate levels of muscle fat fraction determined using the Dixon method.

A third-party study found that these MRI techniques, when applied to FSHD skeletal muscles, were able to quantify the increase in muscle pathology, as measured by fat fraction, as determined using the Dixon method, over a 20-month period. In particular, skeletal muscles with severe muscle pathology, as determined by elevated T2 signal, demonstrated progressive worsening of fat fraction over this period. This effect was observed as early as six months. Skeletal muscles in patients with FSHD that had low muscle pathology, based on a low T2 signal, demonstrated both lower levels of fat fraction and slower fat fraction progression. We believe that these data suggest that fat fraction progression is higher in muscles with a higher level of muscle pathology as measured by T2, and support the usage of these MRI-based endpoints in our ongoing clinical trials of losmapimod for the treatment of FSHD.

Optimized Time Up and Go Test Preparatory Study (Fulcrum SRA 003-2018)

We evaluated a modified version of the classic time up and go, or classic TUG, test that we are optimizing as a clinical outcome assessment of mobility and ambulation, which we refer to as the FSHD-TUG test. The classic TUG test requires patients to get up from a chair, walk three meters, turn around, walk back to the chair and sit down. It was originally developed for clinical practice to assess mobility, balance, walking ability and fall risk in older adults prior to discharge from hospitalization and was used recently as a key secondary efficacy endpoint in a registration trial in multiple sclerosis in Europe. The classic TUG test is also one of the clinical outcome assessments in the ReSOLVE natural history study discussed below.

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

We tested the FSHD-TUG test in comparison to the classic TUG test in a group of 22 subjects with FSHD and in 20 healthy volunteers who are age and gender matched. The subjects had clinical severity scores of one to four on the Ricci scale. We evaluated the subjects in five visits over approximately 12 months. In addition, 10 of these subjects were enrolled in a three-month sub-study to assess mobility at home using a touchless sensor and machine learning platform for health analytics. We believe that this sub-study will provide valuable information regarding how measures of mobility conducted during clinical visits compare to mobility in every-day setting in subject’s homes. We are analyzing the data from these studies to inform our ongoing Phase 2 trials of losmapimod for the treatment of FSHD.

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

ReSOLVE Natural History Study

The Clinical Trial Readiness to Solve Barriers to Drug Development in FSHD, or ReSOLVE study, is an ongoing natural history study funded by the NIH to help identify the patient population, efficacy biomarker and clinical outcome assessments for future FSHD drug trials. The study is being coordinated by the University of Rochester and University of Kansas Medical Center and enrolled the first subject in April 2018. The study will follow up to 160 subjects for 24 months across a network of eight U.S. clinical centers and will evaluate multiple biomarkers and clinical outcome assessments that may be suitable for clinical trials and will evaluate patient selection criteria based on genetic, demographic or clinical characteristics. Three sites in the European Union have joined the ReSOLVE protocol and will follow 60 subjects for 24 months. We believe that the results of this natural history study will inform the design and implementation of clinical trials and will inform discussions with regulatory agencies. We also believe that this study may provide valuable insights into the timeline for disease progression and functional changes in FSHD in the absence of treatment.

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

Clinical Trial: Phase 1

We conducted a randomized Phase 1 clinical trial of losmapimod in healthy adult volunteers and patients with FSHD in Europe under a CTA that we filed in December 2018. The primary objective of the trial was to investigate the safety and tolerability of losmapimod in healthy volunteers and in FSHD patients. The secondary objective was to evaluate repeated dose PK, and target engagement in FSHD patients in blood and muscle. This trial completed dosing in September 2019 and we presented unblinded data in March 2020.

In the first cohort, 10 healthy volunteers were randomized to a single oral dose of 7.5 mg of losmapimod (n=8) followed by a single oral dose of 15 mg after a wash out period or to single oral dose placebo (n=2) in both dosing periods. In the second cohort, 15 FSHD patients were randomized and treated with placebo (n=3) or 7.5 mg of losmapimod (n=6) or 15 mg of losmapimod (n=6) taken orally twice daily for 14 days. The third cohort was open label with five FSHD patients treated with 15 mg of losmapimod twice daily for 14 days. Biopsies of normal appearing (second cohort) and actively involved (STIR+) muscle (third cohort) were performed at baseline and during treatment.

Losmapimod was well tolerated with no serious adverse events reported. Similar tolerability, safety and PK were observed in healthy volunteers and patients with FSHD. Treatment with losmapimod demonstrated dose-dependent PK and target engagement in blood. FSHD patients treated with losmapimod also achieved dose-dependent concentrations in skeletal muscle, with a muscle to plasma exposure ratio of approximately 1:1. Evidence of dose-dependent target engagement was also observed in skeletal muscle. The losmapimod 15 mg dose taken orally twice daily demonstrated sustained drug concentrations that in preclinical models with human FSHD myotubes resulted in a robust reduction of DUX4-driven gene expression. These data support the selection of the 15 mg dose of losmapimod taken orally twice daily in our ongoing Phase 2b placebo-controlled clinical trial and Phase 2 open label clinical trial of losmapimod.

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

Clinical Trial: Phase 2b (ReDUX4)

In August 2019, we initiated a randomized, double-blind, placebo-controlled multicenter international Phase 2b clinical trial in 80 patients with FSHD1 and clinical severity scores of two to four on the Ricci scale. In this trial, we are evaluating treatment with 15 mg of losmapimod or placebo tablets twice per day over a 24 or 48-week period. Enrollment was completed in February 2020. Patients were randomized 1:1 between the treatment and placebo arms. The FDA accepted the IND for losmapimod in June 2019, and we also submitted CTAs at various dates during 2019 to conduct the trial at sites in Europe and Canada, all of which were accepted.

The primary endpoint is the reduction of DUX4-driven gene expression in affected skeletal muscle biopsies before treatment and after approximately 16 weeks or 36 weeks of treatment. We selected the number of patients to enroll in this trial based on the magnitude of reduction of DUX4-driven gene expression that we have observed in our preclinical studies using losmapimod concentrations similar to those measured when dosing with 15 mg twice per day in clinical trials completed by GSK.

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

The original design of ReDUX4 included a muscle biopsy at week 16 during the 24-week treatment period followed by an open label extension. Sixteen of the 80 subjects in trial have completed the 24-week treatment period and rolled over to the open label extension portion of the trial. As a result of the COVID-19 pandemic, we extended the ReDUX4 treatment period from 24 to 48 weeks through a protocol amendment to ensure the safety of the subjects and to allow for the opportunity for a biopsy at week 16 as originally intended or at week 36. Approximately 64 subjects who did not complete the original 24-week treatment period continued in the 48-week treatment period in the randomized portion of the trial. The extension from 24 to 48 weeks also allows for a longer assessment in a placebo-controlled design of the skeletal muscle MRI secondary endpoint and the various exploratory clinical endpoints, such as reachable workspace, optimized time up and go test for FSHD, muscle function measures and patient reported outcomes. We expect to present full data from the trial in the second quarter of 2021. We believe that the amendment to the trial protocol provides flexibility to address the challenges presented by the COVID-19 pandemic and supports collection of efficacy and safety data to support continued discussions with regulatory agencies regarding potential registration strategies.

The graphic below presents the design of the Phase 2b clinical trial.

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

The interim results included an analysis of the first 29 subjects who completed their 16-week biopsy out of the 80 subjects enrolled. Pharmacokinetics, demographics and the primary endpoint were assessed. The interim analysis was not powered for statistical significance and did not include individual patient level data. Subjects were randomized to receive an oral dose of losmapimod 15mg (n=15) or placebo (n=14) twice per day. While results showed a significant reduction in DUX4-driven gene expression in the muscle biopsies of subjects whose baseline biopsy showed the highest levels of DUX4 gene expression (38-fold decrease with losmapimod, n=3, and 5.4 fold-decrease with placebo, n=5), the population level data analysis of the reduction in DUX4-driven gene expression from all 29 subjects did not show a separation of losmapimod from placebo (3.7 fold increase with losmapimod, n=15, and 2.8 fold increase with placebo, n=14). Results indicated that muscle biopsies within the higher range of DUX4-driven gene expression at baseline may be needed to observe a reduction. These interim results are shown in the graphics below.

Clinical Trial: ReDUX4 Open Label Extension

In February 2020 we initiated an open label extension of the ReDUX4 trial to enable patients who have completed the 24-week or 48-week treatment period with losmapimod or placebo in ReDUX4 to receive long term treatment with losmapimod. This open label extension includes clinical assessments of safety and efficacy every three months, whole-body musculoskeletal MRI every six months, and a muscle needle biopsy once after six months of treatment. We anticipate that this trial will continue until such time as the drug is approved and available in the commercial setting or the clinical development of losmapimod in FSHD is terminated.

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

In the United States, where newborn screening for SCD is mandatory, the estimated prevalence is approximately 100,000 individuals. In Europe, the estimated prevalence is approximately 134,000 individuals according to the EMA. According to the World Health Organization, the global incidence is estimated to be approximately 300,000 births annually. SCD is most prevalent in Africa and the Middle East.

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

The current standard of care for many patients with ß-thalassemia is frequent blood transfusions to manage anemia. The only potentially curative therapy for ß-thalassemia is allogeneic hematopoietic stem cell transplant, which is associated with risks of complications, including mortality, and is limited to patients with a suitable donor. The European Commission granted conditional marketing authorization for ZYNTEGLO, a gene therapy developed by bluebird bio, Inc., or bluebird, for the treatment of adult and adolescent patients with transfusion-dependent ß-thalassemia and with certain genotypes, in Europe in June 2019. bluebird has initiated a rolling biologics license application, or BLA, submission for betibeglogene autotemcel in the United States, which is expected to be completed in mid-2021. Acceleron in collaboration with Celgene Corp., or Celgene, received FDA and EMA approval for luspatercept, an erythroid maturation agent for the treatment of adult patients with anemia associated with ß-thalassemia and who require frequent transfusions. There are also multiple other experimental approaches to treat ß-thalassemia being explored in clinical trials, including approaches that use small molecule, gene therapy and gene editing approaches. Despite ongoing efforts to develop new therapies for ß-thalassemia, we believe there is still a high unmet need that could be addressed by a small molecule, oral therapy to treatment the disease by increasing fetal hemoglobin.

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

FTX-6058

FTX-6058 is our novel small molecule designed to bind EED and inhibit the transcriptional silencing activity of PRC2. FTX-6058 exhibits fetal hemoglobin induction and possesses properties that we believe are well aligned with preferred parameters for oral drug delivery. We studied the cellular potency and the PK data of FTX-6058 in preclinical animal models and observed that its profile supports once daily oral administration. We have not observed any off-target concerns in our in vitro profiling studies, and we have completed GLP in vivo toxicology studies to evaluate FTX-6058. We initiated our Phase 1 clinical trial of FTX-6058 in healthy adult volunteers in the fourth quarter of 2020. In addition, we anticipate initiating a clinical trial of FTX-6058 in patients with SCD in the second half of 2021.

Preclinical Studies

We have observed in vitro and in vivo activation of the HBG1/2 genes in preclinical studies with FTX-6058. We observed that FTX-6058 elevated levels of fetal hemoglobin with minimal adverse effects on important cellular health markers. As depicted in the graphic below, we also observed in vitro upregulation of fetal hemoglobin in primary human CD34+ cells differentiated into RBCs from five different healthy human donors and one SCD donor after seven days of drug treatment. FTX-6058 showed a significant elevation of fetal hemoglobin over baseline in each of these six donor cell lines. We have conducted additional preclinical profiling in CD34+ derived cells and observed that treatment with FTX-6058 increased HbF levels to approximately 30% of total hemoglobin, as measured by mass spectrometry, high performance liquid chromatography, and fast protein liquid chromatography techniques. The elevation of HbF observed with FTX-6058 was significantly greater than we observed with hydroxyurea in these cell models.

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

In preclinical PK/PD studies in mice, we observed that blood cells had dose-dependent drug target engagement after 4.5 days of oral treatment of FTX-6058. FTX-6058 inhibited activity of PRC2, which is responsible for catalyzing tri-methylation of lysine 27 on histone H3 (H3K27me3). As a result, target engagement was assessed by quantifying H3K27me3 levels. We believe our drug target is conserved between species, which is supported by our observation of a concomitant upregulation of the mouse embryonic globin gene under conditions where we observed drug target engagement. Since mice do not have the HBG1/2 genes found in humans, we used the mouse embryonic globin gene hbb-bh1 as a surrogate for the human HBG1/2 genes. We measured the target engagement in the mouse from whole blood. We concluded from the data that FTX-6058 engaged the drug target in vivo and modulated the endogenous mouse globin gene expression program. The results of this study are depicted below.

Target engagement modification in mouse blood cells	Mouse embryonic globin mRNA levels

TE monocytes
Target Engagment modification (% of vehicle)
150
100
50
0
****
Vehicle
FTX-6058 5 mpk BID

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

Additionally, we studied FTX-6058 in a mouse model of SCD, known as the Townes mouse model. In this model, mouse globin genes have been replaced with human globin genes, thereby allowing investigations of mechanisms that may regulate human hemoglobin gene expression. The Townes mouse model has been widely used to study potential treatments for SCD. As shown in the figures below, we observed that FTX-6058 resulted in a significant increase in fetal hemoglobin expressing cells, or F-cells, and HbF protein levels after 13 days of dosing at 5 mg/kg once per day whereas hydroxyurea resulted in modest increases in F-cells and HbF.

Percentage of F-cells in Townes mice treated with FTX-6058	HbF protein levels in Townes mice treated with FTX-6058

%HbF (HPLC)
2.0
1.5
1.0
0.5
0.0
**
****
Vehicle
Hydroxyurea
FTX-6058

In the graphic on the left, we quantified the percentage of F-cells as a percentage of total cells (%F-cells) for the three treatment conditions from mouse blood, shown as a percentage of vehicle-alone-treated SCD mice. In the graphic on the right, we determined the level of human HbF protein for the three treatment conditions, quantifying HbF protein as a percentage of total hemoglobin. Each value represents the mean value from eight mice per treatment after 13 days of treatment. In these studies, we used a conventional method of assessing statistical significance known as a one-way analysis of variance, or ANOVA. The p-value for FTX-6058 was less than 0.001 for both studies and the p-value for hydroxyurea in the study depicted on the right was less than 0.01.

Our Development Plan for FTX-6058

We initiated a Phase 1 clinical trial of FTX-6058 in the fourth quarter of 2020 to evaluate the safety, tolerability and pharmacokinetics of FTX-6058 in healthy adult volunteers.

The Phase 1 clinical trial of FTX-6058 in healthy adult volunteers is comprised of four parts. Part A is a randomized, double-blind, placebo-controlled, single ascending dose study in up to six cohorts. Part B is a randomized, double-blind, placebo-controlled, multiple ascending dose study in up to four cohorts dosed once daily for 14 days. Part C is an open label pilot food effect study in subjects randomized to take FTX-6058 with and without a high-fat meal, and Part D is an open label study to evaluate the potential of FTX-6058 to induce a liver enzyme known as CYP3A, which is involved in drug metabolism. We expect to present data from the Phase 1 clinical trial in mid-2021.

In addition, we anticipate initiating a clinical trial of FTX-6058 in patients with SCD in the second half of 2021.

We expect that our target SCD patient population will be SCD patients with inadequate disease control and that concomitant use of hydroxyurea and/or L-glutamine will be allowed when available. We also expect to evaluate FTX-6058 in clinical trials for the treatment of ß-thalassemia.

Discovery Screening Programs

We have leveraged our proprietary product engine to discover targets that we are pursuing with small molecules for FSHD, SCD and ß-thalassemia. We are leveraging the broad applicability of our product engine to discover drug targets for other rare, genetically defined diseases across neuromuscular, muscular, hematologic and CNS disorders.

Our target identification strategy and approach continue to evolve. In addition to conducting screens to identify targets that modulate the expression of a single root cause gene, we are able to simultaneously interrogate multiple (approximately 10) root cause genes and to monitor effects on cell health all in a single screen (i.e., multiplexed screening). We believe that this new approach provides significant efficiencies in productivity and allows us to test multiple hypotheses in parallel. Importantly, the expansion of FulcrumSeek with the use of high content molecular profiling, including RNAseq and cellular imaging, allows us to simultaneously measure the expression of 8,000-10,000 genes and integrate key measures related to cell health and biology, which enables us to scale our screening capacity and productivity. With the use of our small molecule probe library and our functional genomics capabilities, we aim to conduct target identification at a significantly increased scale and with cost-effectiveness. Moreover, we are using our product engine in hypothesis testing mode and in hypothesis generation mode, which we expect to increase the probability of identifying attractive targets to advance in our portfolio or in collaboration with partners.

Right of Reference and License Agreement with GlaxoSmithKline

In February 2019, we entered into a right of reference and license agreement with affiliates of GSK, as amended in September 2020, pursuant to which GSK granted us a right of reference to certain INDs filed with the FDA and controlled by GSK or its affiliates relating to losmapimod and an exclusive worldwide license under certain patent rights related to losmapimod. The agreement also provides us with an exclusive worldwide license to certain of GSK’s preclinical and clinical data with respect to losmapimod. As partial consideration for the right of reference and licenses granted under the agreement, we issued 12,500,000 shares of our Series B preferred stock to GSK at the time we entered into the reference and license agreement. The agreement obligates us to use commercially reasonable efforts to develop and commercialize a licensed product for the treatment of FSHD.

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

Under the agreement, we will be obligated to make milestone payments to GSK aggregating up to $37.5 million upon the achievement of specified clinical and regulatory milestones with respect to the first licensed product to achieve such milestones, including a $2.5 million milestone payment we made to GSK during the year ended December 31, 2019 upon the imitation of a Phase 2 clinical trial, and up to $60.0 million upon the achievement of one-time aggregate annual worldwide net sales milestones. We will also be obligated to pay royalties ranging from a mid single-digit percentage to a low double-digit, but less than teens, percentage to GSK based on our, and any of our affiliates’ and sublicensees’, annual net sales of licensed products. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances.

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

Under the agreement, Acceleron made a $10.0 million upfront payment to us. We will be entitled to research milestone payments of up to $18.5 million in the aggregate upon achievement of specified research milestones. Additionally, we will be entitled to development milestone payments of up to $135.0 million in the aggregate upon the first achievement of specified clinical and regulatory milestones by a product directed to a Target, and up to $67.5 million in the aggregate upon the second achievement of specified clinical and regulatory milestones by a product directed to a Target. We will also be entitled to sales milestone payments of up to $145.0 million in the aggregate upon the achievement of one-time aggregate annual worldwide net sales milestones for the first product directed to a Target to achieve such milestones, and up to $72.5 million in the aggregate upon the achievement of one-time aggregate annual worldwide net sales milestones for the second product directed to a Target to achieve such milestones. To date, we have achieved $2.0 million of specified research milestones. Acceleron will also pay us tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage based on Acceleron’s, and any of its affiliates’ and sublicensees’, annual worldwide net sales of products directed to any Target. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

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

Collaboration and License Agreement with MyoKardia, a wholly owned subsidiary of Bristol-Myers Squibb Company

In July 2019, we entered into a collaboration and license agreement with MyoKardia, or the MyoKardia Collaboration Agreement, to identify biological targets that are capable of modulating genes of interest with relevance to certain genetically defined cardiomyopathies. Under the terms of the MyoKardia Collaboration Agreement, we granted MyoKardia an exclusive worldwide license under certain intellectual property rights to research, develop, make, have made, use, have used, sell, have sold, offer for sale, have offered for sale, import, have imported, export, have exported, distribute, have distributed, market, have marketed, promote, have promoted, or otherwise exploit products directed against certain biological targets identified by us that are capable of modulating certain genes of interest with relevance to certain genetically defined cardiomyopathies.

Pursuant to a mutually agreed research plan, we will perform assay screening and related research activities to identify and validate up to a specified number of potential cardiomyopathy gene targets, or the Identified Targets, for further research, development, manufacture and commercialization by MyoKardia. We and MyoKardia will work together to determine how best to advance at each stage of the research activities under the research plan and to identify which of the Identified Targets, if any, meet the criteria set forth in the research plan, or the Cardiomyopathy Target Candidates. Upon completion of the research plan, the parties will work together to prepare a final data package and MyoKardia may designate certain Cardiomyopathy Target Candidates for MyoKardia’s further exploitation under the MyoKardia Collaboration Agreement, or the Cardiomyopathy Targets. If MyoKardia does not designate any Cardiomyopathy Targets during the designated period, then the MyoKardia Collaboration Agreement will automatically terminate. If MyoKardia designates one or more Cardiomyopathy Targets, then MyoKardia will be obligated to use commercially reasonable efforts to seek regulatory approval for and to commercialize one product directed against an Identified Target in certain specified countries.

During the period in which we are performing the research activities pursuant to the research plan, or the Research Term and for a specified period beyond the Research Term if MyoKardia designates a Cardiomyopathy Target, we may only use the data generated from such research activities for MyoKardia in accordance with the MyoKardia Collaboration Agreement. During the Research Term and for a specified period thereafter, we may not research, develop, manufacture, commercialize, use, or otherwise exploit any compound or product (a) that is a compound or product under the MyoKardia Collaboration Agreement that is directed against the Cardiomyopathy Target Candidates for the treatment, prophylaxis, or diagnosis of any indication or (b) for the treatment of any genetically defined cardiomyopathies shown to be related to certain specified genes of interest that are modulated by the Cardiomyopathy Targets.

Under the MyoKardia Collaboration Agreement, MyoKardia made a $10.0 million upfront payment and a $2.5 million payment as prepaid research funding to us in July 2020. MyoKardia will also reimburse us for the costs of the research activities not covered by the prepaid research funding, up to a maximum amount of total research funding (including the prepaid research funding). Upon the achievement of specified preclinical, development and sales milestones, we will be entitled to preclinical milestone payments, development milestone payments and sales milestone payments of up to $298.5 million in the aggregate per target for certain Identified Targets, and of up to $150.0 million in the aggregate per target for certain other Identified Targets. MyoKardia will also pay us tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage based on MyoKardia’s, and any of its affiliates’ and sublicensees’, annual worldwide net sales of products under the MyoKardia Collaboration Agreement directed against any Identified Target. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

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

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions vis-a-vis these programs. As of February 25, 2021, we owned or in-licensed eight U.S. patents, three U.S. pending non-provisional patent applications and related pending foreign patent applications, two pending Patent Cooperation Treaty, or PCT, applications and two U.S. provisional patent applications.

The intellectual property portfolio for our most advanced programs as of February 25, 2021, is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

Losmapimod and Derivatives

The patent portfolio for losmapimod is based upon Fulcrum-owned patents, patent applications and in-licensed patents directed to new methods of using losmapimod and other p38 inhibitors to treat FSHD, pharmaceutical compositions generically and specifically covering p38 inhibitors, and methods for identifying novel compositions to treat FSHD. As of February 25, 2021, we owned two U.S. patents, two U.S. pending non-provisional patent applications and related foreign patent applications, and one U.S. pending provisional application that relate to our p38α/ß program, relating to methods of using losmapimod and certain other p38 inhibitors for the treatment of FSHD. These patents and patent applications are expected to expire in 2038.

Losmapimod is also currently protected by patents owned by GSK (as a composition of matter and certain uses which do not include FSHD) and certain of these patents are licensed to us. As of February 25, 2021, we control through our exclusive licensing agreement with GSK six issued U.S. patents and related foreign patents and patent applications, all relating to losmapimod and its pharmaceutical compositions. The U.S. patents and related foreign patents directed to losmapimod composition of matter are expected to expire in 2023.

FTX-6058

As of February 25, 2021, the intellectual property portfolio for our FTX-6058 program include two owned PCT applications and two pending U.S. patent applications directed in part to pharmaceutical compositions as well as to methods for using and making these compositions. In order to continue to pursue protection based on PCT applications, we will need to nationalize the international applications into U.S. non-provisional patent applications and ex-U.S. applications prior to the applicable expiration deadline of the PCT applications. If issued, any patents that may issue from the U.S. non-provisional patent applications and/or foreign patent applications would be projected to have statutory expiration dates between 2039 and 2040, excluding any additional term for patent term adjustments or patent term extension, if applicable.

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

Manufacturing

We do not have any manufacturing facilities. We have obtained sufficient losmapimod tablets, or drug product, from GSK to complete our ongoing Phase 2 clinical trials in FSHD. We believe that we have received a sufficient quantity of losmapimod API from GSK to complete further clinical trials in FSHD. We have engaged a contract manufacturing organization to prepare our own API and to manufacture losmapimod tablets. We believe that we have all the necessary information from GSK to enable the required technology transfers to contract manufacturing organizations.

We have obtained sufficient quantities of FTX-6058 to complete our ongoing Phase 1 clinical trial from a contract manufacturing organization.

We expect to continue to rely on third parties for the manufacture of FTX-6058 for any future clinical trials and for the manufacture of any future product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Our lead product candidates are small molecules and can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval or emergency use authorizations for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

FTX-6058 could face competition from a number of different therapeutic approaches in development for patients with SCD. EpiDestiny, Inc., or EpiDestiny, in collaboration with Novo Nordisk A/S, is evaluating EPI01, a small molecule designed to increase production of fetal hemoglobin, which has completed a Phase 1 clinical trial. Imara, Inc. is evaluating IMR-687, a PDE9 inhibitor, in Phase 2a and Phase 2b clinical trials in patients with sickle cell anemia. Agios Pharmaceuticals, Inc., is evaluating mitapivat, a PKR activator, in a Phase 1 clinical trial in patients with SCD. Forma Therapeutics Holdings, Inc., is evaluating FT-4202, a PKR activator, in a Phase 2/3 clinical trial. Takeda Pharmaceutical Company Limited, is evaluating TAK-755, recombinant ADAMTS13 protein, in a Phase 1/2 clinical trial in participants with baseline health SCD and SCD with acute vaso-occlusive crisis. Pfizer, is evaluating PF-07059013, a hemoglobin subunit beta modulator, in a Phase 1 clinical trial. CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals Incorporated, or Vertex), is evaluating CTX001, a gene therapy, in a Phase 1/2 clinical trial. Aruvant Sciences, Inc. is evaluating ARU-1801, a gene therapy, in a Phase 1/2 clinical trial. CSL Behring, is evaluating CSL200 CAL-H, a gene therapy, in a Phase 1 clinical trial. Sangamo Therapeutics Inc., or Sangamo, in collaboration with Bioverativ Inc., or Bioverativ, is developing BIVV-003, a gene editing cell therapy that modifies cells to produce functional RBCs using fetal hemoglobin, in a Phase 1/2 clinical trial. There are also several other gene editing approaches being evaluated by Intellia Therapeutics, Inc. (in collaboration with Novartis) and Editas Medicine, Inc. Pfizer conducted a Phase 1b clinical trial with PF-04447943, a PDE9 inhibitor, in patients with SCD.

ß-thalassemia

The current standard of care for many patients with ß-thalassemia is frequent blood transfusions to manage anemia. The one drug treatment approved in the United States is luspatercept. Luspatercept, marketed by Celgene, is approved as an erythroid maturation agent for the treatment of adult patients with anemia associated with ß-thalassemia and who require regular red blood cell transfusions. The only potentially curative therapy for ß-thalassemia is allogeneic hematopoietic stem cell transplant, which is associated with serious risk and is limited to patients with a suitable donor. The European Commission granted conditional marketing authorization for ZYNTEGLO, a gene therapy developed by bluebird for the treatment of adult and adolescent patients with transfusion-dependent ß-thalassemia and with certain genotypes, in Europe in June 2019. bluebird has initiated a rolling biologics license application, or BLA, submission for betibeglogene autotemcel in the United States, which is expected to be completed in mid-2021. Acceleron in collaboration with Celgene Corp., or Celgene, received FDA and EMA approval for luspatercept, an erythroid maturation agent for the treatment of adult patients with anemia associated with ß-thalassemia and who require frequent transfusions.

FTX-6058 could face competition from a number of different therapeutic approaches in development for patients with transfusion-dependent ß-thalassemia.

Bellicum Pharmaceuticals, Inc. is conducting a Phase 1/2 clinical trial to evaluate a modified donor T cell therapy to be used in conjunction with hematopoietic stem cell transplant. Kiadis Pharma is conducting Phase 2 and Phase 3 clinical trials of an adjunctive T cell immunotherapy treatment in conjunction with hematopoietic stem cell transplant.. Imara, Inc. is evaluating IMR-687, a PDE9 inhibitor, in a Phase 2b clinical trial in patients with ß-thalassemia. Agios Pharmaceuticals, Inc., intends to evaluate mitapivat, a PKR activator, in two Phase 3 clinical trials planned for 2021 in patients with non-transfusion dependent and transfusion-dependent ß-thalassemia. Forma Therapeutics Holdings, Inc., intends to evaluateFT-4202, a PKR activator, in a Phase 2 clinical trial planned for 2021 in non-transfusion and transfusion-dependent ß-thalassemia. Ionis Pharmaceuticals, Inc., is evaluating IONIS TMPRSS6-LRx, an antisense oligonucleotide therapy targeting TMPRSS6, in a Phase 2 clinical trial of non-transfusion dependent β-thalassemia intermedia. Orchard Therapeutics plc is conducting Phase 2 clinical trials of OTL-300, an autologous ex vivo gene therapy for the treatment of transfusion-dependent ß-thalassemia. Sangamo, in collaboration with Bioverativ, is conducting a Phase 1/2 clinical trial of ST-400, which uses a genome-edited cell therapy approach designed to produce functional RBCs using fetal hemoglobin. CRISPR Therapeutics AG, in collaboration with Vertex, is conducting a Phase 1/2 clinical trial of CTX001, which uses a gene editing approach to upregulate the expression of fetal hemoglobin, in patients with transfusion-dependent ß-thalassemia.

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

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial, and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In these cases, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements, including CGP requirements, of the FDA in order to use the study as support for an IND or application for marketing approval. The GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

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

There is no obligation for a sponsor to make its drug products available for expanded access. If a sponsor has a policy regarding how it responds to expanded access requests, it must make such policy publicly available upon the earlier of initiation of a Phase 2 or Phase 3 clinical trial; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition to and separate from expanded access, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act in 2012. The FDA maintains a list of diseases that are exempt from the requirements of PREA, due to low prevalence of disease in the pediatric population. Under the amended section 505B of the FDA Reauthorization Act of 2017, or FDARA, beginning on August 18, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an NDA application or supplement to an NDA application. Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the PREA.

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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new non-biologic drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. BLAs are submitted for approval of biologic products. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.

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

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs, known as the reference listed drugs, or RLDs.  Abbreviated new drug applications, or ANDAs, generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, the applicant may rely on the preclinical and clinical testing previously conducted for the RLD.

To approve an ANDA, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, route of administration, dosage form, strength and conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is bioequivalent to the RLD. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD.

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

Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a subsequent product to show clinical superiority in order to break the previous product’s orphan drug exclusivity applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by FDA.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2030 pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, is effective as of 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

On November 10, 2020, the Supreme Court heard oral arguments as to whether the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well.  On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit. A ruling by the Supreme Court is expected sometime this year.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, President Trump issued five Executive Orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration.

Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, was adopted, which is set to replace the current Clinical Trials Directive. The Clinical Trials Regulation will be directly applicable in all EU Member States without the need for any national implementing legislation. It will overhaul the current system of approvals for clinical trials in the EU. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State.

The Clinical Trials Regulation has not yet become effective. In January 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit which was conducted in December 2020, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The Clinical Trials Regulation becomes applicable six months after the European Commission publishes notice of this confirmation and has published an expected system “go live” in December 2021. When the Clinical Trials Regulation becomes applicable, the existing Clinical Trial Directive and national legislation put in place to implement the Directive will be repealed. Following implementation of the Clinical Trials Regulation, a transitional period will be in effect for one year where new clinical trial applications can be submitted either under the existing Clinical Trials Directive or under the new Clinical Trials Regulation.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement, which sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom, as the United Kingdom legislation now has the potential to diverge from European legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now that the transition period is over, which will be updated as the United Kingdom’s regulatory position on medical products evolves over time.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the EU’s GDPR, is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an EU Member State in relation to processing and transfers of personal data for four months from January 1, 2021.  This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU and EEA remain unaffected.

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

Human Capital and Employees

As of February 25, 2021, we had 73 full-time employees, including a total of 26 employees with M.D. or Ph.D. degrees. Of these full-time employees, 50 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We believe that our future success is dependent on attracting, motivating and retaining talented employees. We value the health and wellness of our employees and their families. We aim to create an equitable, inclusive and empowering work environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. Our success also depends on our ability to attract, engage and retain a diverse group of employees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation, including equity compensation, and benefits packages. The principal purposes of our equity incentive plans are to attract, retain and motivate our employees, consultants and directors through the granting of stock-based compensation awards. We offer a comprehensive benefits program that provides resources to help employees manage their health and well-being, finances, and life outside of work, including health insurance and dental care, vision insurance, disability insurance, paid sick leave, a 401(k) plan, and paid vacation time.

Corporate Information

Our principal executive office is located at 26 Landsdowne Street, Cambridge, MA 02139, and our telephone number is 617-651-8851. Our internet website address is www.fulcrumtx.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

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

Since inception, we have incurred significant operating losses. Our net loss was $70.8 million for the year ended December 31, 2020 and $82.7 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $221.6 million. To date, we have funded our operations primarily from the sale of shares of our common stock in public offerings, a private placement, and in “at-the-market” offerings, through issuances of convertible preferred stock, and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	continue our clinical development of losmapimod, including our ongoing Phase 2b and Phase 2 open label clinical trials for the treatment of facioscapulohumeral muscular dystrophy, or FSHD;
•	continue our clinical development of FTX-6058, including our ongoing Phase 1 clinical trial in healthy adult volunteers and our planned clinical trial of FTX-6058 in patients with SCD;
•	continue our ongoing preclinical studies;
•	advance clinical-stage product candidates into later stage trials;
•	pursue the discovery of drug targets for other rare diseases and the subsequent development of any resulting product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 2b and Phase 2 open label clinical trials of losmapimod for the treatment of FSHD, continue our recently initiated Phase 1 clinical trial of FTX-6058 in healthy adult volunteers, prepare for our planned clinical trial of FTX-6058 in patients with SCD, continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our ongoing Phase 2b and Phase 2 open label clinical trials of losmapimod for the treatment of FSHD, our ongoing Phase 1 clinical trial of FTX-6058 in healthy adult volunteers and our planned clinical trial of FTX-6058 for the treatment of SCD;

•

the scope, progress, costs and results of discovery research, preclinical development, laboratory testing and clinical trials for our current product candidates in additional indications or for any future product candidates that we may pursue;

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

As of December 31, 2020, we had cash, cash equivalents, and marketable securities of approximately $112.9 million. We believe that our cash, cash equivalents, and marketable securities as of December 31, 2020, together with the net proceeds from the sale of our shares of common stock in a public offering on January 22, 2021 of $46.4 million, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

We commenced activities in 2015 and are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, identifying drug targets and potential product candidates, in-licensing assets, producing drug substance and drug product material for use in clinical trials and conducting preclinical studies and conducting clinical trials. We have not yet demonstrated our ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the CARES Act was enacted on March 27, 2020 and COVID-19 relief provisions were included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020. All contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act, the CARES Act and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the CARES Act and the CAA.

Our ability to use our net operating losses and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2020, we had federal and state net operating loss carryforwards of $170.7 million and $170.2 million, respectively, which begin to expire in 2035. Approximately $139.7 million of the federal net operating losses can be carried forward indefinitely. As of December 31, 2020, we also had federal orphan drug credits of $3.0 million, which begin to expire in 2040. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $4.6 million and $2.8 million, respectively, which begin to expire in 2035 and 2030, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

We are early in our development efforts, and we have advanced only two product candidates into clinical trials, losmapimod for the treatment of FSHD, and FTX-6058 in healthy adult volunteers. We have invested substantially all of our efforts and financial resources in our proprietary product engine to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of rare diseases. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

A key element of our strategy is to use our proprietary product engine to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of rare diseases, with an initial focus on identifying small molecules specific to the identified cellular target. Even if we are successful in identifying drug targets and potential product candidates, such candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. Identifying, developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in product development. We cannot provide stockholders any assurance that we will be able to successfully identify additional product candidates with our product engine, including as a result of our collaborations with Acceleron and MyoKardia, advance any additional product candidates through the development process or successfully commercialize any such additional product candidates. Regulatory authorities have substantial discretion in the approval process and may cause delays in the approval or rejection of an application. As a result of these factors, it is difficult for us to predict the time and cost of product candidate development. There can be no assurance that any development problems we experience in the future related to our proprietary product engine or any of our research or development programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. If we do not successfully identify, develop, obtain regulatory approval for and commercialize product candidates based upon our technological approach, we will not be able to generate product revenues.

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

We have entered into a right of reference and license agreement, or the GSK Agreement, as amended, with affiliates of GSK pursuant to which, among other things, GSK granted us a right of reference to certain INDs filed with the FDA and controlled by GSK or its affiliates relating to losmapimod and an exclusive worldwide license to certain of GSK’s preclinical and clinical data with respect to losmapimod. Although losmapimod was originally evaluated by GSK in nearly 3,600 subjects, GSK did not evaluate losmapimod in FSHD or in any other muscular dystrophy, and most of the subjects in these trials were given a dose that was lower than our planned dosage of 15 mg of losmapimod twice per day, so the safety data generated from GSK’s clinical trials of losmapimod may not be predictive or indicative of the results of our clinical trials. Similarly, while we believe the safety data from GSK’s clinical trials may, in part, enable us to apply for accelerated approval, there can be no assurance that this will happen. Regulatory authorities may also raise questions regarding the transition in the future from GSK-manufactured tablets to tablets manufactured by us or another party, and we may be required to conduct comparability assessments, which could result in delays in development and additional costs.

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

Because we have limited financial and managerial resources, we are focusing our research and development efforts on rare neuromuscular, muscular, hematologic and central nervous system disorders. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

We are conducting Phase 2b and Phase 2 open label clinical trials of losmapimod in patients with FSHD in Europe and Canada and currently plan to conduct additional clinical trials for our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We are currently conducting Phase 2b and Phase 2 open label clinical trials of losmapimod in patients with FSHD in Europe and Canada. We may also conduct additional clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

For example, we are aware of several product candidates in clinical development that could be competitive with product candidates that we may successfully develop and commercialize. bluebird bio, Inc., Aruvant Sciences, Inc., EpiDestiny, Inc., or EpiDestiny (in collaboration with Novo Nordisk A/S), Imara, Inc., Agios Pharmaceuticals, Inc., Forma Therapeutics Holdings, Inc., Takeda Pharmaceutical Company Limited, Pfizer, Inc., CSL Behring, Intellia Therapeutics, Inc., Editas Medicine, Inc., Sangamo Therapeutics Inc., or Sangamo (in collaboration with Bioverativ Inc.) and CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals, Inc.) are developing therapeutic approaches for patients with sickle cell disease, or SCD. Acceleron (in collaboration with Celgene Corp.), Bellicum Pharmaceuticals, Inc., Kiadis Pharma, Imara Inc., Agios Pharmaceuticals, Inc., Forma Therapeutics Holdings, Inc., Ionis Pharmaceuticals, Inc., Orchard

Therapeutics plc, Sangamo (in collaboration with Bioverativ, Inc.) and CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals, Inc.) are developing therapeutic approaches for patients with ß-thalassemia.

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

We primarily focus our research and product development on treatments for rare diseases. Given the small number of patients who have the rare diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research that we conducted, and may prove to be incorrect or contain errors. New studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations for many of the indications that we are evaluating are very small, we may never achieve profitability despite obtaining such significant market share.

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

We rely, and expect to continue to rely, on contract manufacturing organizations to manufacture our product candidates. If we are unable to enter into such arrangements as expected or if such organizations do not meet our supply requirements, development and/or commercialization of our product candidates may be delayed.

We rely, and expect to continue to rely on third parties to manufacture clinical supplies of our product candidates and we expect to rely on third parties to manufacture commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If we are unable to enter into such arrangements on the terms or timeline we expect, development and/or commercialization of our product candidates may be delayed. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements. These facilities may also be affected by natural disasters, such as floods or fire, as well as public health issues (for example, an outbreak of a contagious disease such as COVID-19), or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

We currently rely on third-party clinical research organizations to conduct our ongoing Phase 2b and Phase 2 open label clinical trials of losmapimod and our ongoing Phase 1 clinical trial of FTX-6058. We plan to rely on third-party clinical research organizations or third-party research collaboratives to conduct any future clinical trials, including our planned clinical trial of FTX-6058 in patients with SCD. We do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

We also rely, and expect to continue to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We contract with, and plan to continue to contract with, third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

In addition, although we believe we have obtained sufficient quantities of FTX-6058 from a CMO for the completion of our ongoing Phase 1 clinical trial, we cannot be sure we have correctly estimated our drug product requirements, which could delay, prevent or impair our development efforts.

We expect to rely on third parties for the manufacture of FTX-6058 for any future clinical trials and for the manufacture of any future product candidates for preclinical and clinical testing. We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any other product candidates for which we or our collaborators obtain marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We have entered into, and may in the future enter into, collaborations with third parties for the discovery, development or commercialization of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.

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

Additionally, subject to its contractual obligations to us, if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. For example, in November 2020, subsequent to our entering into the MyoKardia Collaboration Agreement, MyoKardia was acquired by Bristol-Myers Squibb Company. Bristol-Myers Squibb Company could determine to reprioritize MyoKardia’s development programs such that it ceases to diligently pursue the development of our programs and/or cause the agreement between MyoKardia and us to terminate. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

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

We may also be restricted under existing or future license agreements from entering into agreements on certain terms with potential collaborators. For example, we are restricted by GSK’s right of first negotiation under our current license agreement with them. We are also restricted under our collaboration with Acceleron from, directly or indirectly, researching, developing, manufacturing, commercializing, using or otherwise exploiting any compound or product for the treatment, prophylaxis, or diagnosis of a targeted indication within the pulmonary disease space, other than for Acceleron, while we are performing the research activities pursuant to the research plan and for a specified period thereafter. Additionally, we are restricted under our collaboration with Acceleron from researching, developing, manufacturing, commercializing, using, or otherwise exploiting any compound or product for the treatment, prophylaxis, or diagnosis of a targeted indication within the pulmonary disease space that is directed against certain specified biological targets identified by us in the performance of the research activities while we are performing the research activities pursuant to the research plan and for a specified period thereafter. Under our collaboration with MyoKardia, we are restricted from researching, developing, manufacturing, commercializing, using, or otherwise exploiting any compound or product (a) that is a compound or product under the agreement that is directed against certain targets identified by us in the performance of the research activities for the treatment, prophylaxis, or diagnosis of any indication or (b) for the treatment of any genetically defined cardiomyopathies shown to be related to certain specified genes of interest that are modulated by the targets chosen by MyoKardia under our collaboration, in each case , while we are performing the research activities pursuant to the research plan and for a specified period thereafter.

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

Currently, our patent portfolio related to FTX-6058 is in early stages and comprises two U.S. non-provisional applications and two PCT applications. We have no issued patents related to FTX-6058 or our SCD or ß-thalassemia programs. In order to continue to pursue protection based on the PCT applications, we will need to nationalize these applications into corresponding foreign applications prior to the expiration deadline of the PCT applications. Even then, as highlighted above, patents may never issue from our patent applications, or the scope of any patent may not be sufficient to provide a competitive advantage. With respect to losmapimod, the patents to losmapimod licensed from GSK as a composition of matter and pharmaceutical composition are expected to expire on February 10, 2023. We own one patent covering the use of losmapimod for the treatment of patients with FSHD and we own one patent covering the use of other clinical-stage p38 inhibitors for the treatment of patients with FSHD. In addition, our owned patents and patent applications pertaining to losmapimod are not to the composition but, rather, are directed to certain methods of treating FSHD. We cannot be certain that our pending patent applications related to the losmapimod program will be granted. Even if such patent applications issue as patents, they will not prevent third parties from commercializing losmapimod for other indications.

Moreover, we or our licensors may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. For example, while we believe that the specific and generic claims contained in our U.S. patent provide protection for the method of using losmapimod for the treatment of FSHD and while we also believe that the specific and generic claims contained in our pending U.S. non-provisional applications provide protection for the pharmaceutical compositions and methods of use for FTX-6058, third parties may nevertheless challenge such claims. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights and our ability to prevent others from competing with us would be impaired.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. For example, the composition of matter patents covering losmapimod, licensed from GSK, are expected to expire on February 10, 2023. As soon as the patents covering the composition of matter expire on February 10, 2023, or are no longer in-force, the GSK-licensed patents will no longer be a barrier to entry for any new uses not covered by our other patents and patent applications. Given the near term expiration date of these patents, and the fact that safe harbor protections in many jurisdictions permit third parties to engage in development, including clinical trials, these patents may not provide us with any meaningful competitive advantage.

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

We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party clinical research organizations or other third-party consultants or vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the product.

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

Disruptions at the FDA and other agencies may prolong the time necessary for regulatory submissions to be reviewed and/or new drugs to be approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown were to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.  The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities.

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

On August 3, 2017, the U.S. Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity.  More recently, under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a subsequent product to show clinical superiority in order to break the previous product’s orphan drug exclusivity applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by FDA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement, which sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, could prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will stay in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The CARES Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020. The American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Since the enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  On November 10, 2020, the Supreme Court heard oral arguments as to whether the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well.  On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA.  A ruling by the Supreme Court is expected sometime this year.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including  directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic. We cannot predict how federal agencies will respond to such Executive Orders.

Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.  To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction.  It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

In countries outside of the United States, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

As of February 25, 2021, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 46.4% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our initial public offering, or IPO, continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC or a smaller reporting company with less than $100 million in revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Not applicable.

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

Holders of Our Common Stock

As of February 25, 2021, there were approximately 50 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Other than as reported in a Current Report on Form 8-K, we did not sell any securities that were not registered under the Securities Act during the year ended December 31, 2020.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 through October 31, 2020	1,340	$0.07	—	$—
November 1, 2020 through November 30, 2020	4,532	0.07	—	—
December 1, 2020 through December 31, 2020	—	—	—	—
Total	5,872	$0.07	—	$—

(1)

Represents shares of unvested common stock that were repurchased by us from a former employee upon termination of employment in accordance with the terms of the applicable employee's restricted stock agreement. We repurchased the shares from the former employee at the original purchase price.

Use of Proceeds from Registered Securities

On July 22, 2019, we completed our IPO, pursuant to which we issued and sold 4,500,000 shares of our common stock at a public offering price of $16.00 per share. The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-232260), which was declared effective by the Securities and Exchange Commission, or SEC, on July 17, 2019. Morgan Stanley & Co. LLC, BofA Securities, Inc. and SVB Leerink LLC acted as joint book-running managers for our IPO. The IPO commenced on July 17, 2019 and terminated without the sale of the 675,000 shares registered for potential issuance upon exercise of the underwriters’ option to purchase additional shares in the IPO.

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

We have used approximately $49.4 million of the net proceeds from the IPO as of December 31, 2020 to fund the clinical development of losmapimod, to advance our pipeline of clinical-stage and preclinical product candidates, and to research and develop additional preclinical product candidates using our platform, and for working capital and other general corporate purposes. We have invested the unused net proceeds from the offering in cash equivalents and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2019.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. We have developed a proprietary product engine that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat the known root cause of genetically defined diseases. We are using our product engine to identify targets that can be drugged by small molecules regardless of the particular underlying mechanism of gene mis-expression. We have identified drug targets to treat the root causes of facioscapulohumeral muscular dystrophy, or FSHD, and certain hemoglobinopathies, namely sickle cell disease, or SCD, and ß-thalassemia. In August 2019, we initiated a Phase 2b clinical trial, known as ReDUX4, and a Phase 2 open label clinical trial of losmapimod, our product candidate for FSHD, to evaluate the efficacy and safety of losmapimod in addressing the underlying cause of FSHD. We expect to present full data from ReDUX4 in the second quarter of 2021.

In the fourth quarter of 2020, we initiated a Phase 1 clinical trial of FTX-6058, our product candidate for certain hemoglobinopathies and a novel upregulator of fetal hemoglobin, to evaluate the safety, tolerability and pharmacokinetics of FTX-6058 in healthy volunteers. We expect to present data from the Phase 1 clinical trial in mid-2021. In addition, we anticipate initiating a clinical trial of FTX-6058 in patients with SCD in the second half of 2021.

In June 2020, we received notification from the FDA that we may proceed with initiating a Phase 3, randomized, double-blind, placebo-controlled trial of losmapimod in higher risk hospitalized adults with COVID-19, or the LOSVID trial. We began enrolling patients in the fourth quarter of 2020. In March 2021, we announced the discontinuation of the LOSVID trial following a strategic review.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and product engine, identifying drug targets and potential product candidates, in-licensing assets, producing drug substance and drug product material for use in clinical trials and conducting preclinical studies and clinical trials. To date, we have funded our operations primarily from the sale of shares of our common stock in public offerings, a private placement, and in “at-the-market” offerings, or the ATM Offering, through issuances of convertible preferred stock, and from upfront payments received under our collaboration and license agreements.

In January 2021, we issued and sold 4,600,000 shares of our common stock in a public offering at a public offering price of $11.00 per share, which includes 600,000 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares at the public offering price, less underwriting discounts and commissions. The net proceeds of the offering were $46.4 million, after deducting underwriting discounts and commissions and estimated offering expenses.

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $70.8 million and $82.7 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $221.6 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

•	continue our clinical development of losmapimod, including our ongoing Phase 2b and Phase 2 open label clinical trials for the treatment of FSHD;
•	continue our clinical development of FTX-6058, including our ongoing Phase 1 clinical trial in healthy adult volunteers and our planned clinical trial of FTX-6058 in patients with SCD;
•	continue our ongoing preclinical studies;
•	advance clinical-stage product candidates into later stage trials;

•	pursue the discovery of drug targets for other rare diseases and the subsequent development of any resulting product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
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

As of December 31, 2020, we had $112.9 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities, together with the net proceeds from the sale of our shares of common stock in a public offering on January 22, 2021 of $46.4 million, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Under the terms of the Acceleron Collaboration Agreement, we received a $10.0 million upfront payment from Acceleron in December 2019. In December 2020, we achieved $2.0 million of specified research milestones associated with the Acceleron Collaboration Agreement. We are also eligible to receive up to $436.5 million in the aggregate in milestone payments with respect to certain research, developmental, clinical, regulatory and sales-related milestones, and tiered royalty payments based on Acceleron’s (and any of its affiliates’ and sublicensees’) annual worldwide net sales of products directed to any identified targets.

For the years ended December 31, 2020 and 2019 we recognized $6.3 million and zero, respectively, of collaboration revenue under the Acceleron Collaboration Agreement. As of December 31, 2020 and December 31, 2019, we recorded $7.9 million and $10.0 million, respectively, of deferred revenue associated with the Acceleron Collaboration Agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of December 31, 2020, we had received $1.7 million of cost reimbursement payments and no milestone or royalty payments under the Acceleron Collaboration Agreement. As of December 31, 2020, we recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended December 31, 2020. As of December 31, 2020, we recorded accounts receivable of $2.0 million associated with the achievement of specified research milestones in December 2020.

In the future, we will recognize additional revenue associated with the $10.0 million upfront payment and the $2.0 million of specified research milestones achieved in December 2020 as we satisfy our performance obligation, and from reimbursement of costs incurred under the Acceleron Collaboration Agreement. In the future, we may also generate additional revenue from milestones and royalty payments under the Acceleron Collaboration Agreement. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year based upon our pattern of performance under the Acceleron Collaboration Agreement and as a result of the timing, amount, and achievement of milestones and reimbursement of costs incurred under the Acceleron Collaboration Agreement.

On July 20, 2020, we entered into a collaboration and license agreement, or the MyoKardia Collaboration Agreement, with MyoKardia, Inc., or MyoKardia, pursuant to which we granted to MyoKardia an exclusive worldwide license under certain intellectual property rights to research, develop, make, have made, use, have used, sell, have sold, offer for sale, have offered for sale, import, have imported, export, have exported, distribute, have distributed, market, have marketed, promote, have promoted, or otherwise exploit products directed against certain biological targets identified by us that are capable of modulating up to a certain number of genes of interest with relevance to certain genetically defined cardiomyopathies. MyoKardia was subsequently acquired by Bristol-Myers Squibb Company in November 2020. The primary goal of the collaboration is to identify and validate potential biological targets for further research, in order to support the development, manufacture and commercialization of product candidates by MyoKardia for the potential treatment of certain genetically defined cardiomyopathies.

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

For the year ended December 31, 2020 we recognized $2.5 million of collaboration revenue under the MyoKardia Collaboration Agreement. For the year ended December 31, 2019, we did not recognize any collaboration revenue as we had not yet entered into the MyoKardia Collaboration Agreement. As of December 31, 2020, we have recorded $10.0 million of deferred revenue associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. We recorded no deferred revenue associated with the MyoKardia Collaboration Agreement as of December 31, 2019 as we had not yet entered into the MyoKardia Collaboration Agreement. As of December 31, 2020, we had received no cost reimbursement payments and no milestone or royalty payments under the MyoKardia Collaboration Agreement, other than the $2.5 million payment as prepaid research funding in July 2020. As of December 31, 2020, we recorded no accounts receivable related to reimbursable research and development costs under the MyoKardia Collaboration Agreement.

In the future, we will recognize additional revenue associated with the $10.0 million upfront payment, and from reimbursement of costs incurred under the MyoKardia Collaboration Agreement, including the $2.5 million prepaid research funding payment. In the future, we may also generate additional revenue from milestones and royalty payments under the MyoKardia Collaboration Agreement. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year based upon our pattern of performance under the MyoKardia Collaboration Agreement and as a result of the timing, amount, and achievement of milestones and reimbursement of costs incurred under the MyoKardia Collaboration Agreement.

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

Operating Expenses

Research and Development Expenses

Research and development expenses represent costs incurred by us for the discovery, development, and manufacture of our product candidates and include:

•	external research and development expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and consultants;
•	salaries, payroll taxes, employee benefits and stock-based compensation expenses for individuals involved in research and development efforts;
•	laboratory supplies;
•	in-process research and development, or IPR&D, expenses, which relate to IPR&D acquired as part of an asset acquisition for which there is no alternative future use;
•	costs related to the achievement of a clinical milestone payable to GSK upon the initiation of a Phase 2 clinical trial;
•	costs related to compliance with regulatory requirements; and
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and other operating costs.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the years ended December 31, 2020 and 2019. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Losmapimod external expenses include IPR&D expenses. We nominated FTX-6058 as a development candidate in the third quarter of 2019.

	Year Ended December 31,
(in thousands)	2020	2019
Losmapimod external expenses	$22,954	$40,390
FTX-6058 external expenses	5,538	3,215
Pre-development candidate expenses and unallocated expenses	14,775	14,948
Internal research and development expenses	15,775	12,519
Total research and development expenses	$59,042	$71,072

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

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing losmapimod for the treatment of FSHD, advancing FTX-6058 for the treatment of certain hemoglobinopathies, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following summarizes our results of operations for the years ended December 31, 2020 and 2019, along with the changes in those items in dollars:

	Year Ended December 31,		Change
(in thousands)	2020	2019	$
Collaboration revenue	$8,823	$—	$8,823
Operating expenses:
Research and development	59,042	71,072	(12,030)
General and administrative	21,392	13,145	8,247
Total operating expenses	80,434	84,217	(3,783)
Loss from operations	(71,611)	(84,217)	12,606
Other income, net	792	1,540	(748)
Net loss	$(70,819)	$(82,677)	$11,858

Collaboration Revenue

Collaboration revenue was $8.8 million for the year ended December 31, 2020. We did not record any collaboration revenue during the year ended December 31, 2019, as we had not yet entered into the MyoKardia Collaboration Agreement and we had not satisfied any portion of our performance obligation under the Acceleron Collaboration Agreement. We recognize revenue under each of the Acceleron Collaboration Agreement and MyoKardia Collaboration Agreement based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the Acceleron Collaboration Agreement and MyoKardia Collaboration Agreement. For the year ended December 31, 2020, we recognized $6.3 million of collaboration revenue under the Acceleron Collaboration Agreement and $2.5 million of collaboration revenue under the MyoKardia Collaboration Agreement.

Research and Development Expenses

Research and development expense decreased by $12.1 million from $71.1 million for the year ended December 31, 2019 to $59.0 million for the year ended December 31, 2020. The decrease in research and development expense was primarily attributable to a $25.6 million decrease in IPR&D expenses associated with the recognition of the fair value attributable to the right of reference and license agreement with GSK during the year ended December 31, 2019 as well as a $2.5 million decrease in milestone expense associated with the milestone payment to GSK upon the initiation of a Phase 2 clinical trial of losmapimod during the year ended December 31, 2019, partially offset by increases in research and development expenses primarily as a result of the following:

•

$12.1 million in increased external research and developments costs, including $5.2 million in increased manufacturing costs to support our ongoing and planned clinical trials and $4.9 million in increased costs for external clinical activities as we continued to advance our lead programs;

•	$3.7 million in increased personnel-related costs due to increased headcount, including $1.1 million of increased stock-based compensation expense; and
•	$0.5 million in increased facility-related costs, including depreciation and other utility and maintenance costs.

General and Administrative Expenses

General and administrative expenses increased by $8.3 million from $13.1 million for the year ended December 31, 2019 to $21.4 million for the year ended December 31, 2020. The increase in general and administrative expenses was primarily attributable to the following:

•	$4.1 million in increased consulting and professional fees, including for insurance premiums, legal services, investor relations, market research, recruiting, and accounting;
•

$3.6 million in increased personnel-related costs, primarily due to increased general and administrative headcount to support the growth of our research and development organization, including $2.0 million of increased stock-based compensation expense; and

•	$0.5 million in increased facility-related costs, including depreciation and other utility and maintenance costs.

Other Income, Net

Other income, net decreased by $0.7 million from $1.5 million for the year ended December 31, 2019 to $0.8 million for the year ended December 31, 2020. Other income, net during the year ended December 31, 2020 was primarily attributable to a decrease in investment income on our cash, cash equivalents, and marketable securities as a result of an overall decreased rate of return.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of December 31, 2020, we have funded our operations primarily with aggregate gross proceeds of $300.5 million from the sale of shares of our common stock in public offerings, a private placement, the ATM Offering, through issuances of convertible preferred stock, and from upfront payments received under our collaboration and license agreements. As of December 31, 2020, we had cash, cash equivalents, and marketable securities of $112.9 million.

On July 22, 2019, we completed an IPO of our common stock and issued and sold 4,500,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $63.9 million after deducting underwriting discounts and commissions and offering expenses. On June 9, 2020, we issued and sold 4,029,411 shares of common stock in a private placement at a price of $17.00 per share, resulting in net proceeds of $64.2 million, after deducting offering costs.

In December 2019, we received a $10.0 million upfront payment upon execution of the Acceleron Collaboration Agreement and, as of December 2020, we recorded accounts receivable of $2.0 million in specified research milestones under the Acceleron Collaboration Agreement. In July 2020, we received a $10.0 million upfront payment and a $2.5 million payment as prepaid research funding under the MyoKardia Collaboration Agreement.

On August 11, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 17, 2020, or the Shelf Registration Statement. Under the Shelf Registration Statement, we may offer and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the Shelf Registration Statement becoming effective. In connection with the filing of the Shelf Registration Statement, we entered into an Equity Distribution Agreement with Piper Sandler & Co., or Piper Sandler, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million under the ATM Offering. As of December 31, 2020, we have issued and sold 550,000 shares of common stock under the ATM Offering, resulting in net proceeds of $5.7 million after deducting offering costs.

On January 22, 2021, we completed a public offering of our common stock and issued and sold 4,600,000 shares of common stock at a public offering price of $11.00 per share, resulting in net proceeds of $46.4 million after deducting underwriting discounts and commissions and estimated offering expenses.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(53,655)	$(39,483)
Net cash used in investing activities	(57,138)	(944)
Net cash provided by financing activities	71,132	64,343
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(39,661)	$23,916

Net Cash Used in Operating Activities

Net cash used in operating activities was $53.7 million during the year ended December 31, 2020 compared to net cash used in operating activities of $39.5 million during the year ended December 31, 2019. The increase in net cash used in operating activities of $14.2 million was primarily due to increased personnel-related costs, increased research and development costs as we continue to advance our lead programs, and increased general and administrative costs associated with operating as a public company.

Net Cash Used in Investing Activities

Net cash used in investing activities was $57.1 million during the year ended December 31, 2020 compared to net cash used in investing activities of $0.9 million during the year ended December 31, 2019. The increase in net cash used in investing activities of $56.2 million was primarily due to net purchases of marketable securities during the year ended December 31, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $71.1 million during the year ended December 31, 2020 compared to net cash provided by financing activities of $64.3 million during the year ended December 31, 2019. Net cash provided by financing activities during the year ended December 31, 2020 primarily consisted of net proceeds of approximately $64.2 million from the completion of the private placement of shares of our common stock in June 2020 and net proceeds of $5.7 million received under our ATM Offering. Net cash provided by financing activities during the year ended December 31, 2019 primarily consisted of net proceeds of approximately $64.2 million from the completion of our IPO in July 2019.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2020, together with the net proceeds from the sale of shares of our common stock in a public offering on January 22, 2021 of $46.4 million, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

•

the progress, costs and results of our ongoing Phase 2b and Phase 2 open label clinical trials of losmapimod for the treatment of FSHD, our ongoing Phase 1 clinical trial of FTX-6058 in healthy adult volunteers and our planned clinical trial of FTX-6058 for the treatment of SCD;

•

the scope, progress, costs and results of discovery research, preclinical development, laboratory testing and clinical trials for our current product candidates in additional indications or for any future product candidates that we may pursue;

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 and the effects that these obligations are expected to have on our liquidity and cash flows in future periods:

(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)	$19,462	$2,354	$4,921	$5,221	$6,966
Capital lease obligation	18	18	—	—	—
	$19,480	$2,372	$4,921	$5,221	$6,966

(1)

Represents future minimum lease payments under our non-cancelable operating lease, which expires in June 2028. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

Under our right of reference and license agreement that we entered into in February 2019 with affiliates of GSK, we have payment obligations that are contingent upon the occurrence of future events such as our achievement of specified clinical, regulatory and sales milestones and are required to make royalty payments in connection with the sale of products developed under the agreement. Specifically, we may owe GSK up to $37.5 million in certain specified clinical and regulatory milestones, including a $2.5 million milestone payment we made to GSK during the year ended December 31, 2019 upon the initiation of a Phase 2 clinical trial, and up to $60.0 million in certain specified sales milestones and royalties on product sales, if any. We have not included any such contingent milestone or royalty payment obligations in the table above because the amount (in the case of potential royalty payments), timing and likelihood of such payments are not always known. For additional information regarding this license agreement, including our payment obligations thereunder, see “Business—Right of Reference and License Agreement with GlaxoSmithKline,” and Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the most significant areas involving management’s judgments and estimates. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies.

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

2) Identify the promises and performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other readily available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, we must apply judgment to determine whether promised goods and services are capable of being distinct and distinct in the context of the contract. In assessing whether a promised good or service is distinct, we consider factors such as the research, manufacturing and commercialization capabilities of the customer and the availability of the associated expertise in the marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

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

If an arrangement includes research and development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are based on the occurrence of events not within our control, such as regulatory approvals, are generally not considered probable of being achieved until the underlying events occur or the associated approvals are received.

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

4) Allocate the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis, except for any variable consideration that meets the criteria to be allocated entirely to a single performance obligation or to a distinct service that forms part of a single performance obligation.

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

For revenue that we recognize over time, we assess whether an input or an output method is the appropriate measure of progress associated with the satisfaction of the performance obligation. In determining the appropriate method for measuring progress, we consider the nature of the good or service that we have promised to transfer to the customer. Output methods recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract. Input methods recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation. Estimates inherent to our measurement of progress associated with the satisfaction of performance obligations based on an input method include the total estimated costs to satisfy the associated performance obligation.

See Note 10, “Collaboration and License Agreements”, for further information on the application of ASC 606 to the Acceleron Collaboration Agreement and MyoKardia Collaboration Agreement.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities and our investments are in short-term marketable securities, such as corporate bonds and commercial paper. As of December 31, 2020, we had cash, cash equivalents, and marketable securities of $112.9 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2020, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2020 and 2019.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of a company’s management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Consolidated Financial Statements

The following documents are included on pages F-1 through F-31 attached hereto and are filed as part of this Annual Report on Form 10-K.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fulcrum Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fulcrum Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 4, 2021

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$57,052	$96,713
Marketable securities	55,862	—
Accounts receivable	2,000	—
Unbilled accounts receivable	531	—
Prepaid expenses and other current assets	4,065	3,370
Total current assets	119,510	100,083
Property and equipment, net	8,397	9,205
Restricted cash	1,092	1,092
Other assets	578	59
Total assets	$129,577	$110,439
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,079	$2,186
Accrued expenses and other current liabilities	7,267	5,496
Deferred lease incentive, current portion	469	469
Deferred revenue, current portion	14,910	3,989
Total current liabilities	26,725	12,140
Deferred rent, excluding current portion	1,649	1,559
Deferred lease incentive, excluding current portion	3,051	3,521
Deferred revenue, excluding current portion	2,971	6,011
Other liabilities, excluding current portion	—	55
Total liabilities	34,396	23,286
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 28,067,402 and 23,335,514 shares issued as of December 31, 2020 and December 31, 2019, respectively; 27,941,566 and 22,654,444 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	28	23
Treasury stock, at cost; no shares as of December 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	316,775	237,931
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(221,620)	(150,801)
Total stockholders’ equity	95,181	87,153
Total liabilities and stockholders’ equity	$129,577	$110,439

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
Collaboration revenue	$8,823	$—
Operating expenses:
Research and development	59,042	71,072
General and administrative	21,392	13,145
Total operating expenses	80,434	84,217
Loss from operations	(71,611)	(84,217)
Other income, net	792	1,540
Net loss	$(70,819)	$(82,677)
Cumulative convertible preferred stock dividends	—	(7,128)
Net loss attributable to common stockholders	$(70,819)	$(89,805)
Net loss per share attributable to common stockholders, basic and diluted	$(2.79)	$(8.13)
Weighted average number of common shares used in net loss per share attributable to common stockholders, basic and diluted	25,354	11,046

Comprehensive loss:
Net loss	$(70,819)	$(82,677)
Other comprehensive loss:
Unrealized loss on marketable securities	(2)	—
Total other comprehensive loss	(2)	—
Comprehensive loss	$(70,821)	$(82,677)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	loss	Deficit	(Deficit)
Balance at December 31, 2018	60,000,000	$59,909	40,000,000	$79,761	1,587,953	$2	67,024	$—	$4,452	$—	$(68,124)	$(63,670)
Issuance of Series B convertible preferred stock in connection with asset acquisition, net of issuance costs	—	—	12,500,000	25,466	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(60,000,000)	(59,909)	(52,500,000)	(105,227)	16,071,418	16	—	—	165,120	—	—	165,136
Initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	4,500,000	5	—	—	63,867	—	—	63,872
Issuance of common stock under employee benefit plans	—	—	—	—	33,782	—	—	—	253	—	—	253
Vesting of restricted stock awards	—	—	—	—	461,291	—	—	—	15	—	—	15
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	61,450	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(128,474)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,224	—	—	4,224
Net loss	—	—	—	—	—	—	—	—	—	—	(82,677)	(82,677)
Balance at December 31, 2019	—	$—	—	$—	22,654,444	$23	—	$—	$237,931	$—	$(150,801)	$87,153
Issuance of common stock in connection with private placement, net of issuance costs	—	—	—	—	4,029,411	4	—	—	64,314	—	—	64,318
Issuance of common stock in “at-the-market” offering, net of issuance costs	—	—	—	—	550,000	1	—	—	5,735	—	—	5,736
Issuance of common stock under employee benefit plans	—	—	—	—	182,359	—	—	—	1,430	—	—	1,430
Vesting of restricted stock awards	—	—	—	—	525,352	—	—	—	15	—	—	15
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	29,882	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(29,882)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,350	—	—	7,350
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	(70,819)	(70,819)
Balance at December 31, 2020	—	$—	—	$—	27,941,566	$28	—	$—	$316,775	$(2)	$(221,620)	$95,181

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net loss	$(70,819)	$(82,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,379	2,053
Stock-based compensation expense	7,350	4,224
In-process research and development expense	—	25,591
Net amortization of premiums and discounts on marketable securities	(68)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,000)	—
Unbilled accounts receivable	(531)	—
Prepaid expenses and other current assets	(697)	(2,459)
Other assets	(519)	(20)
Accounts payable	1,773	803
Accrued expenses and other liabilities	1,976	2,949
Deferred revenue	7,881	10,000
Deferred rent and deferred lease incentive	(380)	53
Net cash used in operating activities	$(53,655)	$(39,483)
Investing activities
Purchases of marketable securities	(124,270)	—
Maturities of marketable securities	68,474	—
Purchases of property and equipment	(1,342)	(853)
Transaction costs associated with asset acquisition	—	(91)
Net cash used in investing activities	(57,138)	(944)
Financing activities
Payment of Series B convertible preferred stock issuance costs	—	(34)
Proceeds from initial public offering of common stock, net of underwriting discounts and commissions	(193)	64,173
Proceeds from issuance of common stock in connection with private placement, net of issuance costs	64,210	—
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	5,736	—
Principal payments on capital lease obligations	(50)	(45)
Proceeds from issuance of common stock under benefit plans, net	1,429	249
Net cash provided by financing activities	71,132	64,343
Net (decrease) increase in cash, cash equivalents and restricted cash	(39,661)	23,916
Cash, cash equivalents, and restricted cash, beginning of period	97,805	73,889
Cash, cash equivalents, and restricted cash, end of period	$58,144	$97,805
Supplemental cash flow information
Cash paid for interest	$4	$7
Non-cash investing and financing activities:
Acquisition of in process research and development through issuance of stock	$—	$25,500
Conversion of convertible preferred stock into common stock	$—	$165,136
Property and equipment purchases unpaid at end of period	$262	$34
Public offering costs unpaid at end of period	$—	$301

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$57,052	$96,713
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$58,144	$97,805

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

The Company is subject to a number of risks similar to other companies in the biotechnology industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, dependence on key personnel, protection of proprietary technology, reliance on third party organizations, risks of obtaining regulatory approval for any product candidate that it may develop, development by competitors of technological innovations, compliance with government regulations, and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

On June 9, 2020, the Company issued and sold 4,029,411 shares of common stock to investors in a private placement at a price of $17.00 per share, resulting in net proceeds of $64.3 million after deducting offering costs.

On August 11, 2020, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $75.0 million under an “at-the-market” offering program (the “ATM Offering”). The Equity Distribution Agreement provides that Piper Sandler will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. From the initiation of the ATM Offering through December 31, 2020, the Company has issued and sold 550,000 shares under the ATM Offering, resulting in aggregate net proceeds of $5.7 million after deducting issuance costs of $0.2 million.

On January 22, 2021, the Company completed a public offering of its common stock and issued and sold 4,600,000 shares of common stock at a public offering price of $11.00 per share, resulting in net proceeds of $46.4 million after deducting underwriting discounts and commissions and estimated offering expenses.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of common stock in public offerings, a private placement, and the ATM Offering, through issuances of convertible preferred stock, and from upfront payments received from the collaboration and license agreements with Acceleron Pharma Inc. (“Acceleron”) and MyoKardia, Inc. (“MyoKardia”), a wholly-owned subsidiary of Bristol Myers Squibb Company. As of December 31, 2020, the Company had an accumulated deficit of $221.6 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

As of the date of issuance of these financial statements, the Company expects that its cash, cash equivalents, and marketable securities, together with the net proceeds from the sale of its common stock in a public offering on January 22, 2021 of $46.4 million, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. If the Company is unable to raise additional funds through equity or debt financings when needed, it may be required to delay, limit, reduce or terminate development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself.

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

The Company’s cash equivalents and marketable securities are carried at fair value and are classified according to the fair value hierarchy described above (Note 3). The cash equivalents and marketable securities are initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, to determine fair value.

Marketable Securities

The Company classifies securities with a remaining maturity when purchased of greater than three months as marketable securities. As of December 31, 2020, the Company’s marketable securities consisted of investments in corporate bonds and commercial paper. Marketable securities are classified as current assets on the consolidated balance sheets if the marketable securities are available to be converted into cash to fund current operations.

Marketable securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive loss, which is a component of stockholders’ equity, until such gains and losses are realized. Any premium arising at purchase is amortized to interest expense (a component of other income, net) over the period of the earliest call date, and any discount arising at purchase is accreted to interest income (a component of other income, net) over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income, net.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use or disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2020 and 2019.

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

2) Identify the promises and performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other readily available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, the Company must apply judgment to determine whether promised goods and services are capable of being distinct and distinct in the context of the contract. In assessing whether a promised good or service is distinct, the Company considers factors such as the research, manufacturing and commercialization capabilities of the customer and the availability of the associated expertise in the marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

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

If an arrangement includes research and development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are based on the occurrence of events not within the Company’s control, such as regulatory approvals, are generally not considered probable of being achieved until the underlying events occur or the associated approvals are received.

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

4) Allocate the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis, except for any variable consideration that meets the criteria to be allocated entirely to a single performance obligation or to a distinct service that forms part of a single performance obligation.

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

For revenue that the Company recognizes over time, the Company assesses whether an input or an output method is the appropriate measure of progress associated with the satisfaction of the performance obligation. In determining the appropriate method for measuring progress, the Company considers the nature of the good or service that it has promised to transfer to the customer. Output methods recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract. Input methods recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation. Estimates inherent to the measurement of progress associated with the satisfaction of performance obligations based on an input method include the total estimated costs to satisfy the associated performance obligation.

See Note 10, “Collaboration and License Agreements”, for further information on the application of ASC 606 to the collaboration and license agreement with Acceleron (the “Acceleron Collaboration Agreement”) and the collaboration and license agreement with MyoKardia (the “MyoKardia Collaboration Agreement”).

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

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other companies. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or trials or the extent of services provided during the reporting periods, including invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at each reporting period. Actual results could differ from the Company’s estimates.

Patent-Related Costs

Patent-related costs incurred in connection with patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the accompanying statements of operations.

Fair Value of Common Stock and Series B Convertible Preferred Stock

The Company determined the estimated fair value of common stock and Series B convertible preferred stock (the “Series B Preferred Stock”) issued prior to the completion of the IPO based on a number of objective and subjective factors, including, but not limited to, external market conditions affecting the biotechnology industry sector, the prices at which the Company sold shares of convertible preferred stock and the superior rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood and potential timing of achieving a liquidity event, such as an initial public offering, in light of prevailing market conditions. The Company utilized valuation methodologies in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, to estimate the fair value of common stock and the Series B Preferred Stock. The methodologies utilized to estimate the fair value of common stock prior to the completion of the IPO included the guideline public company method and/or the precedent transaction method to estimate the equity value, and the option-pricing method or the hybrid method, which is a probability-weighted expected return method, to allocate equity value to the common stock and preferred stock. The Company utilized the hybrid method to estimate the fair value of the Series B Preferred Stock prior to the completion of the IPO. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock and the Series B Preferred Stock.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2020 and 2019, comprehensive loss consists of net loss and unrealized losses on investments.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and restricted cash. The Company’s cash, cash equivalents, and restricted cash are deposited in accounts at large financial institutions. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash, cash equivalents and restricted cash are held. The Company maintains its cash equivalents in money market funds that invest in U.S. Treasury securities. The Company’s marketable securities primarily consist of corporate bonds and commercial paper, and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these funds.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The standard clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit-of-account. The standard amends ASC 808 to refer to the unit-of-account guidance in ASC 606 and requires it to be used only when assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606. The standard requires that collaborative arrangement revenue not within the scope of ASC 606 be presented separately from revenues from transactions within the scope of ASC 606. The new standard became effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or footnote disclosures.

Recent Accounting Pronouncements—To Be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended by various subsequently issued ASUs. The standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Lessees are required to classify leases as either finance or operating leases. If the lease is effectively a financed-purchase by the lessee, it is classified as a financing lease, otherwise it is classified as an operating lease. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which permits entities to continue applying legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. In November

2019, the FASB deferred the effective date of ASU 2016-02, as amended, for private companies to fiscal years beginning after December 15, 2020. In June 2020, the FASB further deferred the effective date of ASU 2016-02, as amended, for private companies to fiscal years beginning after December 15, 2021. The new standard will become effective for the Company on January 1, 2022. The Company will apply the transition method permitted by ASU 2016-02, as amended. The Company is currently evaluating the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures. The Company expects to take advantage of certain available expedients by electing the transition package of practical expedients permitted within ASU 2016-02, which allows the Company to not reassess previous accounting conclusions around whether arrangements are, or contain, leases, the classification of leases, and the treatment of initial direct costs. The Company also expects to make an accounting policy election to exclude leases with an initial term of twelve months or less from the balance sheet.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$57,052	$57,052	$—	$—
Marketable securities:
Corporate bonds	23,339	—	23,339	—
Commercial paper	32,523	—	32,523	—
Total	$112,914	$57,052	$55,862	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$96,713	$96,713	$—	$—
Total	$96,713	$96,713	$—	$—

There were no transfers between fair value levels during the years ended December 31, 2020 or 2019.

4. Marketable Securities

Marketable securities consisted of the following as of December 31, 2020 (in thousands):

	Fair Value Measurements at December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$57,052	$—	$—	$57,052
Total cash equivalents	57,052	—	—	57,052
Marketable securities:
Corporate bonds	23,341	2	(4)	23,339
Commercial paper	32,523	—	—	32,523
Total marketable securities	55,864	2	(4)	55,862
Total cash equivalents and marketable securities	$112,916	$2	$(4)	$112,914

The Company did not hold any marketable securities as of December 31, 2019.

There were no sales of marketable securities during the year ended December 31, 2020. As of December 31, 2020, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $13.4 million.

The Company determined that it did not hold any securities with any other-than-temporary impairment as of December 31, 2020. As of December 31, 2020, the fair value and amortized cost of securities with a remaining contractual maturity of greater than one year was $3.1 million. As of December 31, 2020, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Lab equipment	$6,877	$5,710
Furniture and fixtures	594	548
Computer equipment	373	512
Software	199	90
Leasehold improvements	6,210	6,210
Construction in process	262	82
Total property and equipment	14,515	13,152
Less: accumulated depreciation	(6,118)	(3,947)
Property and equipment, net	$8,397	$9,205

Depreciation expense for the years ended December 31, 2020 and 2019 was $2.4 million and $2.1 million, respectively. Total property and equipment, gross, as of each of December 31, 2020 and 2019 included $0.2 million of property and equipment recorded under capital leases. Accumulated depreciation, as of December 31, 2020 and 2019, included $0.2 million and $0.1 million, respectively, for property and equipment recorded under capital leases.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Prepaid expenses	$3,668	$2,796
Prepaid sign-on bonuses subject to vesting provisions	147	179
Interest income receivable	176	111
Other	74	284
Total prepaid expenses and other current assets	$4,065	$3,370

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
External research and development	$4,082	$2,250
Payroll and benefits	2,928	2,239
Professional services	196	891
Capital lease obligation, current portion	17	50
Restricted stock liability, current portion	6	17
Other	38	49
Total accrued expenses and other current liabilities	$7,267	$5,496

Future minimum lease payments associated with the Company’s capital lease obligations are less than $0.1 million in the year ending December 31, 2021. No minimum lease payments associated with the Company’s capital lease obligations are due after December 31, 2021.

7. Preferred Stock

In July 2016, the Company entered into a Series A convertible preferred stock purchase agreement, pursuant to which the Company sold 55,000,000 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) at a price of $1.00 per share. In April 2017, the Company entered into an additional Series A Preferred Stock purchase agreement, pursuant to which the Company sold 5,000,000 shares of Series A Preferred Stock at a price of $1.00 per share.

In August 2018, the Company entered into a Series B convertible preferred stock purchase agreement, pursuant to which the Company sold 40,000,000 shares of the Series B Preferred Stock at a purchase price of $2.00 per share. During the year ended December 31, 2019, the Company issued 12,500,000 shares of Series B Preferred Stock in connection with the right of reference and license agreement, as amended, entered into with subsidiaries of GlaxoSmithKline plc (collectively referred to as “GSK”) (the “GSK Agreement”) (Note 11). The rights, privileges, and preferences of the Series B Preferred Stock issued in connection with the GSK Agreement are consistent with the rights, privileges, and preferences of the Series B Preferred Stock issued during the year ended December 31, 2018.

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

As the Preferred Stock was redeemable upon the occurrence of a Deemed Liquidation Event (as defined below), the Preferred Stock was classified outside of stockholders’ equity. Since the Preferred Stock was not initially redeemable and the Company determined that it was not probable that it would be redeemable, the carrying value of the Preferred Stock was not adjusted.

On July 5, 2019, the Company eliminated the gross proceeds threshold of $45.0 million for a firm-commitment underwritten public offering in order to effect an automatic conversion of all outstanding shares of Preferred Stock into common stock upon the closing of the IPO.

Upon the completion of the IPO on July 22, 2019, all 112,500,000 shares of outstanding Preferred Stock automatically converted into 16,071,418 shares of common stock. In addition, upon the completion of the IPO, the Company amended and restated its certificate of incorporation to authorize 5,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. As of December 31, 2020 and 2019, 5,000,000 shares of undesignated preferred stock were authorized and no shares of preferred stock were issued or outstanding.

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

8. Common Stock

As of December 31, 2020, the Company’s restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock, $0.001 par value per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of December 31, 2020 and 2019, the Company has reserved for future issuance the following number of shares of common stock:

	December 31, 2020	December 31, 2019
Shares reserved for exercises of outstanding stock options	2,962,347	2,023,828
Shares reserved for future issuance under the 2019 Stock Incentive Plan	1,728,616	1,866,694
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	465,999	252,142
	5,156,962	4,142,664

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of December 31, 2020 and 2019, no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved will be annually increased on January 1, 2020 and each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. As of December 31, 2020, there were 1,728,616 shares available for future issuance under the 2019 Plan. On January 1, 2021, the number of shares reserved for issuance under the 2019 Plan was increased by 1,122,696 shares.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

For financial reporting purposes, the Company performed common stock valuations with the assistance of a third-party specialist as of May 10, 2019, March 15, 2019, November 30, 2018, August 24, 2018, June 1, 2018, December 31, 2017, and December 31, 2016 to determine stock-based compensation expense for restricted stock awards and stock options. Following the completion of the IPO, the fair value of the common stock on the grant date was based on the closing price of the stock on the Nasdaq Global Market on the date of grant.

The Company may repurchase unvested shares at the original purchase price if employees or non-employees are terminated or cease their employment or service relationship with the Company. Shares of common stock repurchased from employees and non-employees are shares held in the Company’s treasury (“Treasury Shares”). The board of directors may, at its discretion, authorize that the Treasury Shares be returned to the pool of authorized but unissued common stock. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock.

The shares of common stock underlying restricted stock awards typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock activity under the 2019 Plan and 2016 Plan since December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	757,022	$3.07
Granted	—	—
Vested	(349,149)	3.10
Repurchased	(61,450)	3.02
Unvested at December 31, 2019	346,423	$3.05
Granted	—	—
Vested	(233,563)	3.00
Repurchased	(29,882)	3.05
Unvested at December 31, 2020	82,978	3.19

Stock options granted by the Company typically vest over a four year period and have a ten year contractual term. The following table summarizes the Company’s stock option activity under the 2019 Plan and 2016 Plan during the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,023,828	$9.31	9.12	$14,840,035
Granted	1,352,306	14.60
Exercised	(162,861)	7.49
Cancelled	(250,926)	12.30
Outstanding at December 31, 2020	2,962,347	$11.57	8.55	$5,767,895
Exercisable at December 31, 2020	873,748	$10.54	7.98	$2,256,315

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the years ended December 31, 2020 and 2019 was $9.76 per share and $6.97 per share, respectively. The total intrinsic value of stock options exercised in the years ended December 31, 2020 and 2019 was $1.4 million and $0.2 million, respectively.

The fair value of stock options granted during the years ended December 31, 2020 and 2019 under the 2019 Plan and 2016 Plan has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Risk-free interest rate	1.2%	2.3%
Expected dividend yield	0.0%	0.0%
Expected term (years)	6.0	6.0
Expected stock price volatility	77.6%	80.9%

Grants Outside of the 2016 Stock Incentive Plan and the 2019 Stock Incentive Plan

The following table summarizes the Company’s restricted stock activity outside of the 2019 Plan and 2016 Plan since December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	446,789	$2.94
Granted	—	—
Vested	(112,142)	2.94
Repurchased	—	—
Unvested at December 31, 2019	334,647	$2.94
Granted	—	—
Vested	(291,789)	2.94
Repurchased	—	—
Unvested at December 31, 2020	42,858	$2.93

The aggregate intrinsic value of all restricted stock awards that vested during the years ended December 31, 2020 and 2019 was $8.8 million and $4.8 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Year Ended December 31,
	2020	2019
General and administrative	$3,970	$1,977
Research and development	3,380	2,247
Total stock-based compensation expense	$7,350	$4,224

As of December 31, 2020, the Company had an aggregate of $16.0 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.57 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP will be annually increased on January 1, 2020, and each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. As of December 31, 2020, there were 465,999 shares available for future issuance under the ESPP. On January 1, 2021, the number of shares reserved for issuance under the 2019 ESPP was increased by 280,674 shares.

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

The Company received a non-refundable upfront payment of $10.0 million in December 2019 upon the execution of the Acceleron Collaboration Agreement. The Company is entitled to research milestone payments of up to $18.5 million in the aggregate upon achievement of specified research milestones, development milestone payments of up to $202.5 million in the aggregate upon achievement of specified clinical and regulatory milestones, and sales milestones payments of up to $217.5 million in the aggregate upon the achievement of certain aggregate annual worldwide net sales milestones for certain products directed to a Target that have achieved such milestones. To date, the Company achieved $2.0 million of specified research milestones. In addition, the Company is entitled to tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage on Acceleron’s annual worldwide net sales of products directed to any Target, subject to reduction in specified circumstances. The Company is also entitled to receive reimbursement from Acceleron for research costs incurred under the research plan, including internal and external costs.

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

Determination of the Transaction Price

The Company received a non-refundable upfront payment of $10.0 million upon the execution of the Acceleron Collaboration Agreement, which the Company included in the transaction price. In December 2020, the Company achieved $2.0 million of specified research milestones associated with the Acceleron Collaboration Agreement, which were previously constrained due to the significant uncertainty regarding whether such research milestones would be achieved. The Company included this amount in the transaction price as of December 31, 2020. Based on the continued uncertainty associated with the achievement of any of the remaining research and development milestone payments that the Company is eligible to receive, the Company has constrained the variable consideration associated with those remaining milestone payments and excluded them from the transaction price. As part of its evaluation of constraining the research and development milestones, the Company considered numerous factors, including the fact that the achievement of the research and development milestones are contingent upon the results of the underlying research and development activities and are thus outside of the control of the Company.

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

During the year ended December 31, 2020, the Company recognized $6.3 million of collaboration revenue associated with the Acceleron Collaboration Agreement, which includes a cumulative catch-up adjustment of $0.5 million attributable to the removal of the constraint associated with the $2.0 million of research milestones achieved in December 2020, and $3.4 million of revenue recognized that was included in deferred revenue as of December 31, 2019. During the year ended December 31, 2019, the Company did not recognize any revenue under the Acceleron Collaboration Agreement, as no Research Services had been performed. As of December 31, 2020 and 2019, the Company recorded deferred revenue associated with the Acceleron Collaboration Agreement of $7.9 million and $10.0 million, respectively, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of December 31, 2020. As of December 31, 2020, the Company had received $1.7 million of cost reimbursement payments, and no milestone or royalty payments under the Acceleron Collaboration Agreement. As of December 31, 2019, the Company had not received any milestone, royalty, or cost reimbursement payments under the Acceleron Collaboration Agreement. As of December 31, 2020, the Company recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended December 31, 2020. As of December 31, 2020, the Company recorded accounts receivable of $2.0 million associated with the achievement of specified research milestones in December 2020. As of December 31, 2019, the Company had recorded no accounts receivable under the Acceleron Collaboration Agreement.

MyoKardia Collaboration Agreement

On July 20, 2020, the Company entered into the MyoKardia Collaboration Agreement, pursuant to which the Company granted to MyoKardia an exclusive worldwide license under certain intellectual property rights to research, develop, make, have made, use, have used, sell, have sold, offer for sale, have offered for sale, import, have imported, export, have exported, distribute, have distributed, market, have marketed, promote, have promoted, or otherwise exploit products directed against certain biological targets identified by the Company that are capable of modulating up to a certain number of genes of interest with relevance to certain genetically defined cardiomyopathies.

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

During the year ended December 31, 2020, the Company recognized $2.5 million of collaboration revenue associated with the MyoKardia Collaboration Agreement. During the year ended December 31, 2019, the Company did not recognize any revenue under the MyoKardia Collaboration Agreement as it had not yet entered into the MyoKardia Collaboration

Agreement. As of December 31, 2020, the Company recorded deferred revenue of $10.0 million associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of December 31, 2019, the Company recorded no deferred revenue associated with the MyoKardia Collaboration Agreement as it had not yet entered into the MyoKardia Collaboration Agreement. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of December 31, 2020. As of December 31, 2020, the Company had not received any milestone, royalty, or cost reimbursement payments under the MyoKardia Collaboration Agreement, other than the $2.5 million payment as prepaid research funding in July 2020. As of December 31, 2020, the Company has recorded no accounts receivable related to reimbursable MyoKardia Research Services costs under the MyoKardia Collaboration Agreement.

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

The Company concluded the arrangement did not result in the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in a single in-process research and development asset, losmapimod. In addition, the Company did not obtain any substantive processes in connection to the GSK Agreement and losmapimod was not generating revenue at the time the GSK Agreement was executed. Therefore, the Company accounted for the arrangement as an asset acquisition. The Company also concluded that the acquired assets do not have an alternative future use and therefore the fair value attributable to the GSK Agreement of $25.6 million, inclusive of transaction costs, was recorded as in-process research and development expense (a component of research and development expenses) in the Company’s consolidated statement of operations and comprehensive loss during the year ended December 31, 2019, which is the period in which the Company obtained (i) the license to losmapimod, (ii) the right to reference relevant regulatory and manufacturing documents, and (iii) GSK’s existing supply of losmapimod drug substance and product. Additionally, the Company will recognize clinical and regulatory milestone payments when the underlying contingency is resolved and the consideration is paid or becomes payable. The milestone payments will be capitalized or expensed depending on the nature of the associated asset as of the date of recognition. The Company will record sales milestone payments and royalties as additional expense of the related product sales in the period in which the corresponding sales occur.

12. Commitments and Contingencies

Operating Leases

In November 2017, the Company entered into a lease agreement for its current corporate headquarters for approximately 28,731 square feet of office and laboratory space in Cambridge, Massachusetts, commencing December 2017 when the Company gained access to the leased space for purposes of making leasehold improvements. The Company began recognizing rent expense associated with this lease during December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is classified as a deferred lease incentive on the balance sheet. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of December 31, 2020 and 2019. The Company records rent expense for this lease on a straight-line basis. Rent expense associated with this lease for the years ended December 31, 2020 and 2019 was approximately $1.9 million.

The future minimum lease payments associated with the lease for the Company’s current headquarters as of December 31, 2020 are as follows (in thousands):

2021	$2,354
2022	2,424
2023	2,497
2024	2,572
2025	2,649
Thereafter	6,966
Total minimum lease payments	$19,462

Other Agreements

The Company has agreements with third parties in the normal course of business under which it can license certain developed technologies. If the Company exercises its rights to license the technologies it may be subject to additional fees and milestone payments. As of December 31, 2020, the Company has not exercised its rights to license such technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of December 31, 2020 or 2019.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred for the years ended December 31, 2020 and 2019.

13. Income Taxes

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Federal income tax at statutory rate	21.00%	21.00%
Permanent differences	(0.79)	(0.67)
Federal and state research and development credits	2.57	2.06
Federal orphan drug credits	4.28	—
State income tax, net of federal benefit	6.14	6.16
Other	0.47	0.48
Change in valuation allowance	(33.67)	(29.03)
Effective income tax rate	—%	—%

During the years ended December 31, 2020 and 2019, the Company incurred book and tax losses and, because it maintains a full valuation allowance on its net deferred tax assets, did not recognize federal or state income tax expense or benefit.

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$46,603	$30,444
Research and development credit carryforwards	6,842	4,658
Orphan drug credit carryforwards	3,032	—
Intangible assets	6,722	7,235
Deferred revenue	1,791	—
Accrued expenses and other	2,240	1,149
Deferred lease incentive	962	1,090
Deferred rent	450	426
Gross deferred tax assets	68,642	45,002
Valuation allowance	(67,427)	(43,586)
Net deferred tax assets	1,215	1,416
Deferred tax liability	(1,215)	(1,416)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the net deferred tax assets. The Company considered its history of cumulative net losses incurred since inception and its lack of commercialization of any products since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2020 and 2019. The valuation allowance increased by $23.8 million during the year ended December 31, 2020, which is primarily attributable to increases in net operating loss carryforwards as a result of current year net losses and the generation of research and development and orphan drug tax credit carryforwards. The Company reevaluates the positive and negative evidence at each reporting period.

As of December 31, 2020, the Company had federal net operating loss carryforwards of approximately $170.7 million which begin to expire in 2035. Approximately $139.7 million of the federal net operating losses can be carried forward indefinitely. As of December 31, 2020, the Company also had state net operating loss carryforwards of approximately $170.2 million, which begin to expire in 2035.

As of December 31, 2020, the Company had federal orphan drug credits of approximately $3.0 million, which begin to expire in 2040. As of December 31, 2020, the Company had federal research and development tax credit carryforwards of approximately $4.6 million, which begin to expire in 2035. As of December 31, 2020, the Company also had state research and development tax credit carryforwards of approximately $2.8 million, which begin to expire in 2030.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. As of December 31, 2020, the Company’s tax years are still open under statute from 2016 to the present.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the provision for income taxes. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. For the year ended December 31, 2020, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would result in an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

14. Defined Contribution Plan

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

15. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019
Outstanding stock options	2,962,347	2,023,828
Unvested restricted stock awards	125,836	681,070
Total	3,088,183	2,704,898

16. Related-Party Transactions

During the year ended December 31, 2019, the Company paid fees to Third Rock Ventures, LLC (“TRV”), an affiliate of one of the Company’s principal stockholders, in exchange for consulting services. The Company recorded expenses related to such fees of less than $0.1 million during the year ended December 31, 2019. The Company did not record expenses related to such fees during the year ended December 31, 2020. During the year ended December 31, 2020, the Company did not pay fees to TRV in exchange for services. As of December 31, 2019, there was less than $0.1 million of amounts due to TRV for such services that were included in accounts payable and accrued expenses. As of December 31, 2020, there were no amounts due to TRV for such services that were included in accounts payable and accrued expenses. Additionally, consultants that provided services to the Company are employees of TRV. The Company has issued an aggregate of 142,284 shares of common stock to these consultants in exchange for their continuing consulting services.

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

4.2

Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38978) filed with the Securities and Exchange Commission on March 5, 2020).

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

10.9*#	Summary of Non-Employee Director Compensation Program.
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

10.15#

Employment Agreement, dated July 18, 2019, by and between the Registrant and Owen Wallace (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-38978) filed with the Securities and Exchange Commission on May 13, 2020).

10.16*#	Employment Agreement, dated October 29, 2020, by and between the Registrant and Curtis Oltmans.
10.17#

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.18†

Collaboration and License Agreement, dated as of December 20, 2019, by and between the Registrant and Acceleron Pharma Inc (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-38978) filed with the Securities and Exchange Commission on March 5, 2020).

10.19†

Collaboration and License Agreement, dated as of July 20, 2020, by and between the Registrant and MyoKardia, Inc, a wholly-owned subsidiary of Bristol Myers Squibb Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38978) filed with the Securities and Exchange Commission on November 10, 2020).

10.20†

First Amendment to the Right of Reference and License Agreement, dated as of September 23, 2020, by and among the Registrant, GlaxoSmithKline Intellectual Property (No. 2) Limited, GlaxoSmithKline LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38978) filed with the Securities and Exchange Commission on November 10, 2020).

10.21

Securities Purchase Agreement, dated June 9, 2020, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38978) filed with the Securities and Exchange Commission on June 10, 2020).

10.22

Registration Rights Agreement, dated June 9, 2020, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K  (File No. 001-38978) filed with the Securities and Exchange Commission on June 10, 2020).

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

Fulcrum Therapeutics, Inc.

Date: March 4, 2021	By:	/s/ Robert J. Gould
Robert J. Gould, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Gould	President and Chief Executive Officer, Director	March 4, 2021
Robert J. Gould, Ph.D.	(Principal Executive Officer)

/s/ Bryan Stuart	Chief Operating Officer (Principal Financial Officer)	March 4, 2021
Bryan Stuart

/s/ Peter Thomson	Vice President, Finance & Accounting (Principal	March 4, 2021
Peter Thomson	Accounting Officer)

/s/ Mark Levin	Chairman of the Board	March 4, 2021
Mark Levin

/s/ James J. Collins	Director	March 4, 2021
James J. Collins Ph.D.

/s/ Katina Dorton	Director	March 4, 2021
Katina Dorton

/s/ Alan Ezekowitz	Director	March 4, 2021
Alan Ezekowitz, MBChB, D. Phil

/s/ James Geraghty	Director	March 4, 2021
James Geraghty

/s/ Kate Haviland	Director	March 4, 2021
Kate Haviland