Form 10-Q
period 2021-03-31
Fulcrum Therapeutics, Inc.
filed 2021-05-06
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, the registrant had 32,679,596 shares of common stock, $0.001 par value per share, outstanding.

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•

We have incurred significant losses since our inception. Our net loss was $70.8 million for the year ended December 31, 2020 and $17.0 million for the three months ended March 31, 2021. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of March 31, 2021, we had an accumulated deficit of $238.6 million.

•

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 2b and Phase 2 open label clinical trials of losmapimod for the treatment of FSHD and continue our Phase 1 clinical trial of FTX-6058 in healthy adult volunteers, prepare for our planned clinical trial of FTX-6058 in patients with SCD, and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$100,745	$57,052
Marketable securities	43,111	55,862
Accounts receivable	—	2,000
Unbilled accounts receivable	532	531
Prepaid expenses and other current assets	2,599	4,065
Total current assets	146,987	119,510
Property and equipment, net	7,834	8,397
Restricted cash	1,092	1,092
Other assets	563	578
Total assets	$156,476	$129,577
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,797	$4,079
Accrued expenses and other current liabilities	5,236	7,267
Deferred lease incentive, current portion	469	469
Deferred revenue, current portion	12,129	14,910
Total current liabilities	22,631	26,725
Deferred rent, excluding current portion	1,663	1,649
Deferred lease incentive, excluding current portion	2,934	3,051
Deferred revenue, excluding current portion	1,494	2,971
Total liabilities	28,722	34,396
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 32,677,454 and 28,067,402 shares issued as of March 31, 2021 and December 31, 2020, respectively; 32,594,436 and 27,941,566 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	33	28
Treasury stock, at cost; no shares as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	366,344	316,775
Accumulated other comprehensive loss	(4)	(2)
Accumulated deficit	(238,619)	(221,620)
Total stockholders’ equity	127,754	95,181
Total liabilities and stockholders’ equity	$156,476	$129,577

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$4,789	$750
Operating expenses:
Research and development	16,334	14,482
General and administrative	5,498	5,064
Total operating expenses	21,832	19,546
Loss from operations	(17,043)	(18,796)
Other income, net	44	344
Net loss	$(16,999)	$(18,452)
Net loss per share, basic and diluted	$(0.54)	$(0.81)
Weighted-average common shares outstanding, basic and diluted	31,510	22,719

Comprehensive loss:
Net loss	$(16,999)	$(18,452)
Other comprehensive loss:
Unrealized loss on marketable securities	(2)	(53)
Total other comprehensive loss	(2)	(53)
Comprehensive loss	$(17,001)	$(18,505)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2019	22,654,444	$23	—	$—	$237,931	$—	$(150,801)	$87,153
Issuance of common stock under employee benefit plans	36,472	—	—	—	286	—	—	286
Vesting of restricted stock awards	102,221	—	—	—	4	—	—	4
Repurchase of unvested restricted stock awards	—	—	8,787	—	—	—	—	—
Retirement of treasury shares	—	—	(8,787)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,693	—	—	1,693
Unrealized loss on marketable securities	—	—	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	—	—	(18,452)	(18,452)
Balance at March 31, 2020	22,793,137	$23	—	$—	$239,914	$(53)	$(169,253)	$70,631
Balance at December 31, 2020	27,941,566	$28	—	$—	$316,775	$(2)	$(221,620)	$95,181
Issuance of common stock in connection with follow-on offering, net of issuance costs	4,600,000	5	—	—	47,402	—	—	47,407
Issuance of common stock under employee benefit plans	11,888	—	—	—	93	—	—	93
Vesting of restricted stock awards	40,982	—	—	—	1	—	—	1
Repurchase of unvested restricted stock awards	—	—	1,836	—	—	—	—	—
Retirement of treasury shares	—	—	(1,836)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,073	—	—	2,073
Unrealized loss on marketable securities	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(16,999)	(16,999)
Balance at March 31, 2021	32,594,436	$33	—	$—	$366,344	$(4)	$(238,619)	$127,754

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(16,999)	$(18,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	603	539
Stock-based compensation expense	2,073	1,693
Net amortization of premiums and discounts on marketable securities	74	(45)
Changes in operating assets and liabilities:
Accounts receivable	2,000	—
Unbilled accounts receivable	(1)	(325)
Prepaid expenses and other current assets	1,466	579
Other assets	15	(20)
Accounts payable	920	1,429
Accrued expenses and other liabilities	(2,016)	(91)
Deferred revenue	(4,258)	(425)
Deferred rent and deferred lease incentive	(103)	(86)
Net cash used in operating activities	$(16,226)	$(15,204)
Investing activities
Purchases of marketable securities	(2,997)	(55,837)
Maturities of marketable securities	15,674	—
Purchases of property and equipment	(262)	(567)
Net cash provided by (used in) investing activities	12,415	(56,404)
Financing activities
Proceeds from issuance of common stock in connection with follow-on offering, net of issuance costs	47,424	—
Principal payments on capital lease obligations	(13)	(12)
Proceeds from issuance of common stock under benefit plans, net	93	286
Net cash provided by financing activities	47,504	274
Net increase (decrease) in cash, cash equivalents and restricted cash	43,693	(71,334)
Cash, cash equivalents, and restricted cash, beginning of period	58,144	97,805
Cash, cash equivalents, and restricted cash, end of period	$101,837	$26,471
Supplemental cash flow information
Cash paid for interest	$—	$1
Non-cash investing and financing activities:
Property and equipment purchases unpaid at end of period	$40	$163
Public offering costs unpaid at end of period	$18	$301

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$100,745	$25,379
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$101,837	$26,471

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2021 and the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2021 (the “Annual Report on Form 10-K”).

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

On August 11, 2020, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $75.0 million under an “at-the-market” offering program (the “ATM Offering”). The Equity Distribution Agreement provides that Piper Sandler will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. From the initiation of the ATM Offering through March 31, 2021, the Company has issued and sold 550,000 shares under the ATM Offering, resulting in aggregate net proceeds of $5.7 million after deducting issuance costs of $0.2 million.

On January 22, 2021, the Company completed a public offering of its common stock and issued and sold 4,600,000 shares of common stock at a public offering price of $11.00 per share, resulting in net proceeds of $47.4 million after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of common stock in public offerings, a private placement, and the ATM Offering, through issuances of convertible preferred stock, and from upfront payments received from the collaboration and license agreements with Acceleron Pharma Inc. (“Acceleron”), and MyoKardia, Inc. (“MyoKardia”), a wholly owned subsidiary of Bristol Myers Squibb Company. As of March 31, 2021, the Company had an accumulated deficit of $238.6 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2021.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amount of expenses during the reported periods. Estimates inherent in the preparation of these consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock-based compensation expense, and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ from those estimates or assumptions.

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

Recent Accounting Pronouncements—To Be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended by various subsequently issued ASUs. The standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Lessees are required to classify leases as either finance or operating leases. If the lease is effectively a financed-purchase by the lessee, it is classified as a financing lease, otherwise it is classified as an operating lease. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which permits entities to continue applying legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. In November 2019, the FASB deferred the effective date of ASU 2016-02, as amended, for private companies to fiscal years beginning after December 15, 2020. In June 2020, the FASB further deferred the effective date of ASU 2016-02, as amended, for private companies to fiscal years beginning after December 15, 2021. The new standard will become effective for the Company on January 1, 2022. The Company will apply the transition method permitted by ASU 2016-02, as amended. The Company is currently evaluating the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures. The Company expects to take advantage of certain available expedients by electing the transition package of practical expedients permitted within ASU 2016-02, which allows the Company to not reassess previous accounting conclusions around whether arrangements are, or contain, leases, the classification of leases, and the treatment of initial direct costs. The Company also expects to make an accounting policy election to exclude leases with an initial term of twelve months or less from the balance sheet.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The new standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial position and results of operations.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The new standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial position and results of operations.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at March 31, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$100,745	$100,745	$—	$—
Marketable securities:
Corporate bonds	13,075	—	13,075	—
Commercial paper	30,036	—	30,036	—
Total	$143,856	$100,745	$43,111	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$57,052	$57,052	$—	$—
Marketable securities:
Corporate bonds	23,339	—	23,339	—
Commercial paper	32,523	—	32,523	—
Total	$112,914	$57,052	$55,862	$—

There were no transfers between fair value levels during the three months ended March 31, 2021.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$100,745	$—	$—	$100,745
Total cash equivalents	100,745	—	—	100,745
Marketable securities:
Corporate bonds	13,079	—	(4)	13,075
Commercial paper	30,036	—	—	30,036
Total marketable securities	43,115	—	(4)	43,111
Total cash equivalents and marketable securities	$143,860	$—	$(4)	$143,856

	Fair Value Measurements at December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$57,052	$—	$—	$57,052
Total cash equivalents	57,052	—	—	57,052
Marketable securities:
Corporate bonds	23,341	2	(4)	23,339
Commercial paper	32,523	—	—	32,523
Total marketable securities	55,864	2	(4)	55,862
Total cash equivalents and marketable securities	$112,916	$2	$(4)	$112,914

There were no sales of marketable securities during the three months ended March 31, 2021. As of March 31, 2021, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $13.1 million.

The Company determined that it did not hold any securities with any other-than-temporary impairment as of March 31, 2021. As of March 31, 2021, the remaining contractual maturity of all of the Company’s marketable securities is less than one year. As of March 31, 2021, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Lab equipment	$7,179	$6,877
Furniture and fixtures	594	594
Computer equipment	373	373
Software	199	199
Leasehold improvements	6,210	6,210
Construction in process	—	262
Total property and equipment	14,555	14,515
Less: accumulated depreciation	(6,721)	(6,118)
Property and equipment, net	$7,834	$8,397

Depreciation expense for the three months ended March 31, 2021 and 2020 was $0.6 million and $0.5 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses	$2,140	$3,668
Prepaid sign-on bonuses subject to vesting provisions	99	147
Interest income receivable	102	176
Other	258	74
Total prepaid expenses and other current assets	$2,599	$4,065

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
External research and development	$3,718	$4,082
Payroll and benefits	1,152	2,928
Professional services	330	196
Capital lease obligation, current portion	4	17
Restricted stock liability, current portion	4	6
Other	28	38
Total accrued expenses and other current liabilities	$5,236	$7,267

7. Preferred Stock

As of March 31, 2021 and December 31, 2020, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of March 31, 2021 and December 31, 2020.

No dividends have been declared since inception.

8. Common Stock

As of March 31, 2021 and December 31, 2020, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of March 31, 2021 and December 31, 2020, the Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2021	December 31, 2020
Shares reserved for exercises of outstanding stock options	4,206,984	2,962,347
Shares reserved for future issuance under the 2019 Stock Incentive Plan	1,596,623	1,728,616
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	746,673	465,999
	6,550,280	5,156,962

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of March 31, 2021, no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved will be annually increased on January 1, 2020 and each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2021, the number of shares reserved for issuance under the 2019 Plan was increased by 1,122,696 shares. As of March 31, 2021, there were 1,596,623 shares available for future issuance under the 2019 Plan.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

Restricted Stock

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

The following table summarizes the Company’s restricted stock activity under the 2019 Plan and 2016 Plan during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	82,978	$3.19
Granted	—	—
Vested	(26,696)	3.09
Repurchased	(1,836)	3.22
Unvested at March 31, 2021	54,446	$3.24

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. The following table summarizes the Company’s stock option activity under the 2019 Plan and 2016 Plan during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,962,347	$11.57	8.55	$5,767,895
Granted	1,372,002	12.40
Exercised	(11,888)	7.84
Cancelled	(115,477)	13.22
Outstanding at March 31, 2021	4,206,984	$11.80	8.81	$5,837,967
Exercisable at March 31, 2021	1,012,716	$10.62	7.81	$2,625,987

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three months ended March 31, 2021 was $8.85 per share. The weighted average grant date fair value of stock options granted in the three months ended March 31, 2020 was $11.06 per share. The total intrinsic value of stock options exercised during the three months ended March 31, 2021 was $0.1 million. The total intrinsic value of stock options exercised during the three months ended March 31, 2020 was $0.3 million. The fair value of stock options granted during the three months ended March 31, 2021 and 2020 under the 2019 Plan has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Risk-free interest rate	0.7%	1.6%
Expected dividend yield	0.0%	0.0%
Expected term (years)	6.0	6.0
Expected stock price volatility	85.6%	75.6%

Grants Outside of the 2016 Plan and the 2019 Plan

The following table summarizes the Company’s restricted stock activity outside of the 2019 Plan and 2016 Plan during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	42,858	$2.93
Granted	—	—
Vested	(14,286)	2.93
Repurchased	—	—
Unvested at March 31, 2021	28,572	$2.93

The aggregate intrinsic value of all restricted stock awards that vested during the three months ended March 31, 2021 and 2020 was $0.5 million and $1.6 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
General and administrative	$1,284	$935
Research and development	789	758
Total stock-based compensation expense	$2,073	$1,693

As of March 31, 2021, the Company had an aggregate of $25.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.94 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP is annually increased on January 1, 2020, and each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2021, the number of shares reserved for issuance under the 2019 ESPP was increased by 280,674 shares. As of March 31, 2021, there were 746,673 shares available for future issuance under the ESPP.

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

The Company received a non-refundable upfront payment of $10.0 million in December 2019 upon the execution of the Acceleron Collaboration Agreement. The Company is entitled to research milestone payments of up to $18.5 million in the aggregate upon achievement of specified research milestones, development milestone payments of up to $202.5 million in the aggregate upon achievement of specified clinical and regulatory milestones, and sales milestones payments of up to $217.5 million in the aggregate upon the achievement of certain aggregate annual worldwide net sales milestones for certain products directed to a Target that have achieved such milestones. To date, the Company has achieved $2.0 million of specified research milestones. In addition, the Company is entitled to tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage on Acceleron’s annual worldwide net sales of products directed to any Target, subject to reduction in specified circumstances. The Company is also entitled to receive reimbursement from Acceleron for research costs incurred under the research plan, including internal and external costs.

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

Determination of the Transaction Price

The Company received a non-refundable upfront payment of $10.0 million upon the execution of the Acceleron Collaboration Agreement, which the Company included in the transaction price. In December 2020, the Company achieved $2.0 million of specified research milestones associated with the Acceleron Collaboration Agreement, which were previously constrained due to the significant uncertainty regarding whether such research milestones would be achieved. The Company included this amount in the transaction price as of December 31, 2020. Based on the continued uncertainty associated with the achievement of any of the remaining research and development milestone payments that the Company is eligible to receive, the Company has constrained the variable consideration associated with those remaining milestone payments and excluded them from the transaction price. As part of its evaluation of constraining the remaining research and development milestones, the Company considered numerous factors, including the fact that the achievement of the research and development milestones are contingent upon the results of the underlying research and development activities and are thus outside of the control of the Company.

The Company also included in the transaction price the expected amount of costs to be reimbursed for the Research Services.

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three months ended March 31, 2021.

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

During the three months ended March 31, 2021, the Company recognized $2.6 million of collaboration revenue associated with the Acceleron Collaboration Agreement, which includes $2.1 million of revenue recognized that was included in deferred revenue as of December 31, 2020. During the three months ended March 31, 2020, the Company recognized $0.8 million of collaboration revenue under the Acceleron Collaboration Agreement. As of March 31, 2021 and December 31, 2020, the Company recorded deferred revenue of $5.8 million and $7.9 million, respectively, associated with the Acceleron Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of March 31, 2021 and December 31, 2020, respectively. As of

March 31, 2021, the Company had received $2.2 million of cost reimbursement payments under the Acceleron Collaboration Agreement and $2.0 million associated with the achievement of specified research milestones. As of December 31, 2020, the Company had received $1.7 million of cost reimbursement payments, and no milestone or royalty payments under the Acceleron Collaboration Agreement. As of March 31, 2021, the Company had recorded no accounts receivable under the Acceleron Collaboration Agreement. As of December 31, 2020, the Company recorded accounts receivable of $2.0 million associated with the achievement of specified research milestones in December 2020. As of March 31, 2021, the Company recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended March 31, 2021. As of December 31, 2020, the Company recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended December 31, 2020.

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

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three months ended March 31, 2021.

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

During the three months ended March 31, 2021, the Company recognized $2.2 million of collaboration revenue associated with the MyoKardia Collaboration Agreement, all of which was included in deferred revenue as of December 31, 2020. During the three months ended March 31, 2020, the Company did not recognize any revenue under the MyoKardia Collaboration Agreement as it had not yet entered into the MyoKardia Collaboration Agreement. As of March 31, 2021, the Company recorded deferred revenue of $7.8 million associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of December 31, 2020, the Company recorded $10.0 million of deferred revenue associated with the MyoKardia Collaboration Agreement. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of March 31, 2021. As of March 31, 2021, the Company had not received any milestone, royalty, or cost reimbursement payments under the MyoKardia Collaboration Agreement, other than the $2.5 million payment as prepaid research funding in July 2020. As of March 31, 2021, the Company has recorded no accounts receivable related to reimbursable MyoKardia Research Services costs under the MyoKardia Collaboration Agreement.

11. Right of Reference and License Agreement

In February 2019, the Company entered into the right of reference and license agreement, as amended (the “GSK Agreement”), with subsidiaries of GlaxoSmithKline plc (collectively referred to as “GSK”), pursuant to which the Company has been granted an exclusive worldwide license to develop and commercialize losmapimod. Under the GSK Agreement, the Company also acquired reference rights to relevant regulatory and manufacturing documents and GSK’s existing supply of losmapimod drug substance and product. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The Company is obligated to use commercially reasonable efforts to develop and commercialize losmapimod at its sole cost. The Company is also responsible for costs related to the filing and maintenance of the licensed patent rights.

Under the GSK Agreement, the Company issued 12,500,000 shares of Series B Preferred Stock to GSK. In addition, the Company may owe GSK up to $37.5 million in certain specified clinical and regulatory milestones, including $2.5 million previously achieved and paid during the third quarter of 2019, and up to $60.0 million in certain specified sales milestones. The Company has agreed to pay tiered royalties on annual net sales of losmapimod that range from mid single-digit percentages to a low double-digit, but less than teens, percentage. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances.

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

12. Commitments and Contingencies

Operating Leases

In November 2017, the Company entered into a lease agreement for its current corporate headquarters for approximately 28,731 square feet of office and laboratory space in Cambridge, Massachusetts. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of March 31, 2021 and December 31, 2020. Rent expense associated with this lease for each of the three months ended March 31, 2021 and 2020 was approximately $0.5 million.

The future minimum lease payments associated with the lease for the Company’s current headquarters as of March 31, 2021, are as follows (in thousands):

2021(1)	$1,775
2022	2,424
2023	2,497
2024	2,572
2025	2,649
Thereafter	6,966
Total minimum lease payments	$18,883

(1)	Amounts are for the nine months ending December 31, 2021.

Other Agreements

The Company has agreements with third parties in the normal course of business under which it can license certain developed technologies. If the Company exercises its rights to license the technologies, it may be subject to additional fees and milestone payments. As of March 31, 2021, the Company has not exercised its rights to license such technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of March 31, 2021 or December 31, 2020.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three months ended March 31, 2021 and 2020.

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

14. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Outstanding stock options	4,206,984	2,832,467
Unvested restricted stock awards	83,018	570,062
Total	4,290,002	3,402,529

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 4, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. We have developed a proprietary product engine that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat the known root cause of genetically defined diseases. We are using our product engine to identify targets that can be drugged by small molecules regardless of the particular underlying mechanism of gene mis-expression. We have identified drug targets to treat the root causes of facioscapulohumeral muscular dystrophy, or FSHD, and certain hemoglobinopathies, namely sickle cell disease, or SCD, and ß-thalassemia. In August 2019, we initiated a Phase 2b clinical trial, known as ReDUX4, and a Phase 2 open label clinical trial of losmapimod, our product candidate for FSHD, to evaluate the efficacy and safety of losmapimod in addressing the underlying cause of FSHD. We expect to present full data from ReDUX4 at the virtual FSHD International Research Congress taking place June 24-25, 2021.

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

In March 2021, we announced the discontinuation of our Phase 3, randomized, double-blind, placebo-controlled trial of losmapimod in higher risk hospitalized adults with COVID-19 following a strategic review.

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

In January 2021, we issued and sold 4,600,000 shares of our common stock in a public offering at a public offering price of $11.00 per share, which includes 600,000 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares at the public offering price, less underwriting discounts and commissions. The net proceeds of the offering were $47.4 million, after deducting underwriting discounts and commissions and offering expenses.

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $17.0 million for the three months ended March 31, 2021 and $18.5 million for the three months ended March 31, 2020. As of March 31, 2021, we had an accumulated deficit of $238.6 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

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

As of March 31, 2021, we had $143.9 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

For the three months ended March 31, 2021 and 2020, we recognized $2.6 million and $0.8 million, respectively, of collaboration revenue under the Acceleron Collaboration Agreement. As of March 31, 2021 and December 31, 2020, we have recorded $5.8 million and $7.9 million, respectively, of deferred revenue associated with the Acceleron Collaboration Agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of March 31, 2021, we had received $2.2 million of cost reimbursement payments, $2.0 million of milestone payments, and no royalty payments under the Acceleron Collaboration Agreement. As of March 31, 2021, we recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended March 31, 2021.

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

For the three months ended March 31, 2021, we recognized $2.2 million of collaboration revenue under the MyoKardia Collaboration Agreement. For the three months ended March 31, 2020, we did not recognize any collaboration revenue in connection with this arrangement as we had not yet entered into the MyoKardia Collaboration Agreement. As of March 31, 2021 and December 31, 2020, we have recorded $7.8 million and $10.0 million, respectively, of deferred revenue associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of March 31, 2021, we had received no cost reimbursement payments and no milestone or royalty payments under the MyoKardia Collaboration Agreement, other than the $2.5 million payment as prepaid research funding in July 2020. As of March 31, 2021, we recorded no accounts receivable related to reimbursable research and development costs under the MyoKardia Collaboration Agreement.

In the future, we will recognize additional revenue associated with the $10.0 million upfront payment as we satisfy our performance obligation, and from reimbursement of costs incurred under the MyoKardia Collaboration Agreement, including the $2.5 million prepaid research funding payment. In the future, we may also generate additional revenue from milestones and royalty payments under the MyoKardia Collaboration Agreement. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year based upon our pattern of performance under the MyoKardia Collaboration Agreement and as a result of the timing, amount, and achievement of milestones and reimbursement of costs incurred under the MyoKardia Collaboration Agreement.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the three months ended March 31, 2021 and 2020. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately.

	Three Months Ended March 31,
(in thousands)	2021	2020
Losmapimod external expenses	$6,196	$5,619
FTX-6058 external expenses	2,209	1,371
Pre-development candidate expenses and unallocated expenses	4,110	3,625
Internal research and development expenses	3,819	3,867
Total research and development expenses	$16,334	$14,482

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following summarizes our results of operations for the three months ended March 31, 2021 and 2020, along with the changes in those items in dollars:

	Three Months Ended March 31,		Change
(in thousands)	2021	2020	$
Collaboration revenue	$4,789	$750	$4,039
Operating expenses:
Research and development	16,334	14,482	1,852
General and administrative	5,498	5,064	434
Total operating expenses	21,832	19,546	2,286
Loss from operations	(17,043)	(18,796)	1,753
Other income, net	44	344	(300)
Net loss	$(16,999)	$(18,452)	$1,453

Collaboration Revenue

Collaboration revenue increased by $4.0 million from $0.8 million for the three months ended March 31, 2020 to $4.8 million for the three months ended March 31, 2021. We recognize revenue under each of the Acceleron Collaboration Agreement and MyoKardia Collaboration Agreement based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the Acceleron Collaboration Agreement and MyoKardia Collaboration Agreement. For the three months ended March 31, 2021, we recognized $2.6 million of collaboration revenue under the Acceleron Collaboration Agreement. For the three months ended March 31, 2020, we recognized $0.8 million of collaboration revenue under the Acceleron Collaboration Agreement. For the three months ended March 31, 2021, we recognized $2.2 million of collaboration revenue under the MyoKardia Collaboration Agreement. For the three months ended March 31, 2020, we did not recognize any collaboration revenue as we had not yet entered into the MyoKardia Collaboration Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change
(in thousands)	2021	2020	$
External research and development	$9,327	$7,624	$1,703
Employee compensation	3,819	3,868	(49)
Laboratory supplies	1,559	1,072	487
Facility costs	1,283	1,360	(77)
Other	346	558	(212)
Total research and development expenses	$16,334	$14,482	$1,852

Research and development expense increased by $1.8 million from $14.5 million for the three months ended March 31, 2020 to $16.3 million for the three months ended March 31, 2021. The increase in research and development expense was primarily attributable to the following:

•

$1.7 million in increased external research and development costs, primarily relating to our ongoing Phase 2b and Phase 2 open label clinical trials of losmapimod for the treatment of FSHD and our discontinued Phase 3 clinical trial of losmapimod for the treatment of COVID-19, as well as our Phase 1 clinical trial of FTX-6058 in healthy adult volunteers and our planned clinical trial of FTX-6058 in patients with SCD; and

•	$0.5 million in increased laboratory supplies costs, partially offset by a $0.2 million decrease in other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change
(in thousands)	2021	2020	$
Professional services	$1,952	$1,825	$127
Employee compensation	2,906	2,584	322
Facility costs	208	230	(22)
Other	432	425	7
Total general and administrative expenses	$5,498	$5,064	$434

General and administrative expenses increased by $0.4 million from $5.1 million for the three months ended March 31, 2020 to $5.5 million for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily attributable to the following:

•

$0.3 million in increased employee compensation costs, including stock-based compensation expense, primarily due to increased general and administrative headcount to support the growth of our organization; and

•	$0.1 million in increased professional services costs.

Other Income, Net

Other income, net decreased by $0.3 million from $0.3 million for the three months ended March 31, 2020 to less than $0.1 million for the three months ended March 31, 2021. The decrease in other income, net was primarily attributable to a decrease in investment income on our cash, cash equivalents, and marketable securities as a result of an overall decreased rate of return.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of March 31, 2021, we have funded our operations primarily with aggregate gross proceeds of $357.0 million from the sale of shares of our common stock in public offerings, a private placement, and the ATM Offering, through issuances of convertible preferred stock, and from upfront payments received under our collaboration and license agreements. As of March 31, 2021, we had cash, cash equivalents, and marketable securities of $143.9 million.

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

In December 2019, we received a $10.0 million upfront payment upon execution of the Acceleron Collaboration Agreement and in January 2021 we received $2.0 million in specified research milestones under the Acceleron Collaboration Agreement. In July 2020, we received a $10.0 million upfront payment and a $2.5 million payment as prepaid research funding under the MyoKardia Collaboration Agreement.

On August 11, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 17, 2020, or the Shelf Registration Statement. Under the Shelf Registration Statement, we may offer and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the Shelf Registration Statement becoming effective. In connection with the filing of the Shelf Registration Statement, we entered into an Equity Distribution Agreement with Piper Sandler & Co., or Piper Sandler, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million under the ATM Offering. As of March 31, 2021, we have issued and sold 550,000 shares of common stock under the ATM Offering, resulting in net proceeds of $5.7 million after deducting offering costs.

On January 22, 2021, we completed a public offering of our common stock and issued and sold 4,600,000 shares of common stock at a public offering price of $11.00 per share, resulting in net proceeds of $47.4 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(16,226)	$(15,204)
Net cash provided by (used in) investing activities	12,415	(56,404)
Net cash provided by financing activities	47,504	274
Net increase (decrease) in cash, cash equivalents, and restricted cash	$43,693	$(71,334)

Net Cash Used in Operating Activities

Net cash used in operating activities was $16.2 million during the three months ended March 31, 2021 compared to net cash used in operating activities of $15.2 million during the three months ended March 31, 2020. The increase in net cash used in operating activities of $1.0 million was primarily due to increased external research and development costs as we continue to advance our lead programs, increased employee compensation costs, and increased general and administrative costs associated with operating as a public company.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $12.4 million during the three months ended March 31, 2021 compared to net cash used in investing activities of $56.4 million during the three months ended March 31, 2020. The increase in net cash provided by investing activities of $68.8 million was primarily due to higher net maturities of marketable securities during the three months ended March 31, 2021, as compared to net purchases of marketable securities during the three months ended March 31, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $47.5 million during the three months ended March 31, 2021 compared to net cash provided by financing activities of $0.3 million during the three months ended March 31, 2020. Net cash provided by financing activities during the three months ended March 31, 2021 primarily consisted of net proceeds of approximately $47.4 million from the completion of the public offering of our common stock in January 2021. Net cash provided by financing activities during the three months ended March 31, 2020 primarily consisted of net proceeds of approximately $0.3 million from the issuance of common stock under our benefit plans.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Contractual Obligations

During the three months ended March 31, 2021, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K filed with the SEC on March 4, 2021.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 4, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities and our investments are in short-term marketable securities, such as corporate bonds and commercial paper. As of March 31, 2021, we had cash, cash equivalents, and marketable securities of $143.9 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2021, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2021 and 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Accounting (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Vice President, Finance and Accounting concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net loss was $70.8 million for the year ended December 31, 2020 and $17.0 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $238.6 million. To date, we have funded our operations primarily from the sale of shares of our common stock in public offerings, a private placement, and in “at-the-market” offerings, through issuances of convertible preferred stock, and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 2b and Phase 2 open label clinical trials of losmapimod for the treatment of FSHD, continue our Phase 1 clinical trial of FTX-6058 in healthy adult volunteers, prepare for our planned clinical trial of FTX-6058 in patients with SCD, continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

As of March 31, 2021, we had cash, cash equivalents, and marketable securities of approximately $143.9 million. We believe that our cash, cash equivalents, and marketable securities as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

In light of the COVID-19 pandemic, we and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials and API used in the manufacturing of our product candidates, and laboratory supplies for our current and future preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We and our CMOs and CROs, may face disruptions related to our planned and ongoing clinical trials or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as enrollment and other delays at clinical trial sites. For example, in the wake of COVID-19, the clinical trial sites for our Phase 2b clinical trial temporarily postponed trial-related activities, impacting our clinical trial execution plans. We may also face difficulties recruiting or retaining patients for our planned and ongoing clinical trials if patients are affected by the virus or are fearful of visiting or traveling to clinical trial sites because of the outbreak. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

Additionally, the impact of the COVID-19 outbreak in Massachusetts resulted in a temporary reduction in workforce presence at our Cambridge research facility. While we increased workforce presence at our facilities starting in the second quarter of 2020, not all employees have returned to our facility and we cannot be certain that we will not be required to close our facilities in the future as a result of the COVID-19 pandemic. A closure of our facility may substantially impact our discovery and translational activities and may delay the experimentation needed to identify novel drug targets, prosecute such targets, identify development candidates for such targets and identify biomarkers that inform the potential clinical development paths for such targets. Moreover, discovery and implementation of clinical biomarker assays for ongoing clinical trials may be delayed. Furthermore, any negative impact that the pandemic has on the ability of our CROs to deliver data sets and execute on experimentation could cause substantial delays for our discovery activities and materially impact our ability to fuel our pipeline with new product candidates.

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

Regulatory guidance under the TCJA, the FFCR Act, the CARES Act and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, and as a result of the changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may also be enacted; any such additional legislation could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the CARES Act and the CAA.

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

We may also be restricted under existing or future license agreements from entering into agreements on certain terms with potential collaborators. For example, we are restricted by GSK’s right of first negotiation under our current license agreement with them. We are also restricted under our collaboration with Acceleron from, directly or indirectly, researching, developing, manufacturing, commercializing, using or otherwise exploiting any compound or product for the treatment, prophylaxis, or diagnosis of a targeted indication within the pulmonary disease space, other than for Acceleron, while we are performing the research activities pursuant to the research plan and for a specified period thereafter. Additionally, we are restricted under our collaboration with Acceleron from researching, developing, manufacturing, commercializing, using, or otherwise exploiting any compound or product for the treatment, prophylaxis, or diagnosis of a targeted indication within the pulmonary disease space that is directed against certain specified biological targets identified by us in the performance of the research activities while we are performing the research activities pursuant to the research plan and for a specified period thereafter. Under our collaboration with MyoKardia, we are restricted from researching, developing, manufacturing, commercializing, using, or otherwise exploiting any compound or product (a) that is a compound or product under the agreement that is directed against certain targets identified by us in the performance of the research activities for the treatment, prophylaxis, or diagnosis of any indication or (b) for the treatment of any genetically defined cardiomyopathies shown to be related to certain specified genes of interest that are modulated by the targets chosen by MyoKardia under our collaboration, in each case, while we are performing the research activities pursuant to the research plan and for a specified period thereafter.

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

Currently, our patent portfolio related to FTX-6058 includes one issued U.S. patent, one U.S. non-provisional application, two PCT applications, and two U.S. provisional applications. In order to continue to pursue protection based on the PCT applications, we will need to nationalize these applications into corresponding foreign applications prior to the expiration deadline of the PCT applications. Even then, further patents may never issue from our patent applications, or the scope of any patent may not be sufficient to provide a competitive advantage. With respect to losmapimod, the patents to losmapimod licensed from GSK as a composition of matter and pharmaceutical composition are expected to expire on February 10, 2023. We own one patent covering the use of losmapimod for the treatment of patients with FSHD and we own one patent covering the use of other clinical-stage p38 inhibitors for the treatment of patients with FSHD. In addition, our owned patents and patent applications pertaining to losmapimod are not to the composition but, rather, are directed to certain methods of treating FSHD. We cannot be certain that our pending patent applications related to the losmapimod program will be granted. Even if such patent applications issue as patents, they will not prevent third parties from commercializing losmapimod for other indications.

Moreover, we or our licensors may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. For example, while we believe that the specific and generic claims contained in our U.S. patent provide protection for the method of using losmapimod for the treatment of FSHD and while we also believe that the specific and generic claims contained in our issued and pending U.S. non-provisional and provisional applications provide protection for the pharmaceutical compositions and methods of use for FTX-6058, third parties may nevertheless challenge such claims. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights and our ability to prevent others from competing with us would be impaired.

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

We have had recent executive transitions, including of our chief executive officer and chief scientific officer. We cannot predict the likelihood, timing or effect of future transitions among our executive leadership. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of April 29, 2021, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 46.9% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities that were not registered under the Securities Act during the three months ended March 31, 2021.

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

We have used all of the net proceeds from the IPO as of March 31, 2021 to fund the clinical development of losmapimod, to advance our pipeline of clinical-stage and preclinical product candidates, and to research and develop additional preclinical product candidates using our platform, and for working capital and other general corporate purposes. We have invested the unused net proceeds from the offering in cash equivalents and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 through January 31, 2021	—	$—	—	$—
February 1, 2021 through February 28, 2021	1,836	0.07	—	—
March 1, 2021 through March 31, 2021	—	—	—	—
Total	1,836	$0.07	—	$—

(1)

Represents shares of unvested common stock that were repurchased by us from certain former employees upon termination of employment in accordance with the terms of the applicable employee's restricted stock agreement. We repurchased the shares from the former employees at the original purchase price.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Employment Agreement, dated February 6, 2021, by and between the Registrant and Christopher Moxham.
10.2*	Employment Agreement, dated March 19, 2021, by and between the Registrant and Judith Dunn.
10.3*	Consulting Agreement, dated March 31, 2021, by and between the Registrant and Robert J. Gould.
10.4*	Employment Agreement, dated March 31, 2021, by and between the Registrant and Bryan Stuart.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULCRUM THERAPEUTICS, INC.

Date: May 6, 2021	By:	/s/ Bryan Stuart
Bryan Stuart
Chief Executive Officer and President, Director

Date: May 6, 2021	By:	/s/ Peter Thomson
Peter Thomson
Vice President, Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)