Form 10-Q
period 2021-06-30
Fulcrum Therapeutics, Inc.
filed 2021-08-10
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 32,708,425 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," “outlook,” "plan," "potential," "predict," "project," "should," "target," "would," and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the “Risk Factors” section and include, among other things:

•

our ongoing clinical trials of losmapimod, including our ongoing open label extension of our Phase 2b clinical trial for the treatment of facioscapulohumeral muscular dystrophy, or FSHD, and our ongoing Phase 2 open label clinical trial for the treatment of FSHD;

•	our ongoing Phase 1 clinical trial of FTX-6058 in healthy adult volunteers and our planned Phase 1b clinical trial of FTX-6058 in patients with sickle cell disease, or SCD;
•	the impact of the COVID-19 pandemic on our business and operations and our future financial results;
•	the initiation, timing, progress and results of our drug target discovery screening programs;
•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•	our plans to develop and, if approved, subsequently commercialize losmapimod, FTX-6058 and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for losmapimod, FTX-6058 and any other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and marketable securities;
•	the potential advantages of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	the progress and results of our collaborations with Acceleron Pharma Inc. and MyoKardia, Inc., a wholly owned subsidiary of Bristol-Myers Squibb Company;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and
•	our expectations regarding the time during which we will be an emerging growth company or a smaller reporting company as defined under the federal securities laws.

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•

We have incurred significant losses since our inception. Our net loss was $70.8 million for the year ended December 31, 2020 and $36.6 million for the six months ended June 30, 2021. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of June 30, 2021, we had an accumulated deficit of $258.3 million.

•

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our clinical trials of losmapimod, including our open label extension of our Phase 2b clinical trial for the treatment of FSHD and our Phase 2 open label clinical trial for the treatment of FSHD, continue our Phase 1 clinical trial of FTX-6058 in healthy adult volunteers, prepare for our planned Phase 1b clinical trial of FTX-6058 in patients with SCD, and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates.

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

•

Because we are developing some of our product candidates for the treatment of diseases in which there is limited clinical experience and, in some cases, using new endpoints or methodologies, the U.S. Food and Drug Administration or other regulatory authorities may not consider the endpoints of our clinical trials to predict or provide clinically meaningful results.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$56,779	$57,052
Marketable securities	68,771	55,862
Accounts receivable	—	2,000
Unbilled accounts receivable	657	531
Prepaid expenses and other current assets	2,304	4,065
Total current assets	128,511	119,510
Property and equipment, net	7,745	8,397
Restricted cash	1,092	1,092
Other assets	531	578
Total assets	$137,879	$129,577
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,498	$4,079
Accrued expenses and other current liabilities	7,643	7,267
Deferred lease incentive, current portion	469	469
Deferred revenue, current portion	9,900	14,910
Total current liabilities	22,510	26,725
Deferred rent, excluding current portion	1,662	1,649
Deferred lease incentive, excluding current portion	2,817	3,051
Deferred revenue, excluding current portion	—	2,971
Total liabilities	26,989	34,396
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 32,706,863 and 28,067,402 shares issued as of June 30, 2021 and December 31, 2020, respectively; 32,659,740 and 27,941,566 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	33	28
Treasury stock, at cost; 21 shares as of June 30, 2021 and no shares as of December 31, 2020	—	—
Additional paid-in capital	369,133	316,775
Accumulated other comprehensive loss	(9)	(2)
Accumulated deficit	(258,267)	(221,620)
Total stockholders’ equity	110,890	95,181
Total liabilities and stockholders’ equity	$137,879	$129,577

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$4,381	$2,000	$9,170	$2,750
Operating expenses:
Research and development	17,378	12,775	33,712	27,257
General and administrative	6,685	5,149	12,183	10,213
Total operating expenses	24,063	17,924	45,895	37,470
Loss from operations	(19,682)	(15,924)	(36,725)	(34,720)
Other income, net	34	239	78	583
Net loss	$(19,648)	$(15,685)	$(36,647)	$(34,137)
Net loss per share, basic and diluted	$(0.60)	$(0.66)	$(1.14)	$(1.47)
Weighted-average common shares outstanding, basic and diluted	32,636	23,854	32,076	23,287

Comprehensive loss:
Net loss	$(19,648)	$(15,685)	$(36,647)	$(34,137)
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(5)	134	(7)	81
Total other comprehensive (loss) gain	(5)	134	(7)	81
Comprehensive loss	$(19,653)	$(15,551)	$(36,654)	$(34,056)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	22,654,444	$23	—	$—	$237,931	$—	$(150,801)	$87,153
Issuance of common stock under employee benefit plans	36,472	—	—	—	286	—	—	286
Vesting of restricted stock awards	102,221	—	—	—	4	—	—	4
Repurchase of unvested restricted stock awards	—	—	8,787	—	—	—	—	—
Retirement of treasury shares	—	—	(8,787)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,693	—	—	1,693
Unrealized loss on marketable securities	—	—	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	—	—	(18,452)	(18,452)
Balance at March 31, 2020	22,793,137	$23	—	$—	$239,914	$(53)	$(169,253)	$70,631
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	4,029,411	4	—	—	64,313	—	—	$64,317
Issuance of common stock under employee benefit plans	70,904	—	—	—	525	—	—	525
Vesting of restricted stock awards	330,344	—	—	—	5	—	—	5
Repurchase of unvested restricted stock awards	—	—	10,642	—	—	—	—	—
Retirement of treasury shares	—	—	(10,642)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,204	—	—	2,204
Unrealized gain on marketable securities	—	—	—	—	—	134	—	134
Net loss	—	—	—	—	—	—	(15,685)	(15,685)
Balance at June 30, 2020	27,223,796	$27	—	$—	$306,961	$81	$(184,938)	$122,131
Balance at December 31, 2020	27,941,566	28	—	—	316,775	(2)	(221,620)	95,181
Issuance of common stock in connection with follow-on offering, net of issuance costs	4,600,000	5	—	—	47,402	—	—	47,407
Issuance of common stock under employee benefit plans	11,888	—	—	—	93	—	—	93
Vesting of restricted stock awards	40,982	—	—	—	1	—	—	1
Repurchase of unvested restricted stock awards	—	—	1,836	—	—	—	—	—
Retirement of treasury shares	—	—	(1,836)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,073	—	—	2,073
Unrealized loss on marketable securities	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(16,999)	(16,999)
Balance at March 31, 2021	32,594,436	$33	—	$—	$366,344	$(4)	$(238,619)	$127,754
Issuance of common stock under employee benefit plans	30,008	—	—	—	242	—	—	242
Vesting of restricted stock awards	35,296	—	—	—	1	—	—	1
Repurchase of unvested restricted stock awards	—	—	2,435	—	—	—	—	—
Retirement of treasury shares	—	—	(2,414)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,546	—	—	2,546
Unrealized loss on marketable securities	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(19,648)	(19,648)
Balance at June 30, 2021	32,659,740	$33	21	$—	$369,133	$(9)	$(258,267)	$110,890

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(36,647)	$(34,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,275	1,092
Stock-based compensation expense	4,619	3,897
Net amortization of premiums and discounts on marketable securities	195	(86)
Changes in operating assets and liabilities:
Accounts receivable	2,000	—
Unbilled accounts receivable	(126)	(755)
Prepaid expenses and other current assets	1,773	1,079
Other assets	47	(17)
Accounts payable	622	1,436
Accrued expenses and other liabilities	397	9
Deferred revenue	(7,981)	(1,669)
Deferred rent and deferred lease incentive	(221)	(174)
Net cash used in operating activities	$(34,047)	$(29,325)
Investing activities
Purchases of marketable securities	(51,785)	(72,653)
Maturities of marketable securities	38,673	16,800
Purchases of property and equipment	(827)	(777)
Net cash used in investing activities	(13,939)	(56,630)
Financing activities
Payment of initial public offering costs	—	(193)
Proceeds from issuance of common stock in connection with private placement, net of placement agent fees and offering costs	—	64,368
Proceeds from issuance of common stock in connection with follow-on offering, net of issuance costs	47,407	—
Principal payments on capital lease obligations	(18)	(24)
Proceeds from issuance of common stock under benefit plans, net	324	809
Net cash provided by financing activities	47,713	64,960
Net decrease in cash, cash equivalents and restricted cash	(273)	(20,995)
Cash, cash equivalents, and restricted cash, beginning of period	58,144	97,805
Cash, cash equivalents, and restricted cash, end of period	$57,871	$76,810
Supplemental cash flow information
Cash paid for interest	$—	$1
Non-cash investing and financing activities:
Property and equipment purchases unpaid at end of period	$59	$54
Public offering costs unpaid at end of period	$—	$158

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$56,779	$75,718
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$57,871	$76,810

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2021 and the results of its operations and its cash flows for the three and six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2021 (the “Annual Report on Form 10-K”).

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

On August 11, 2020, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $75.0 million under an “at-the-market” offering program (the “ATM Offering”). The Equity Distribution Agreement provides that Piper Sandler will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. From the initiation of the ATM Offering through June 30, 2021, the Company has issued and sold 550,000 shares under the ATM Offering, resulting in aggregate net proceeds of $5.7 million after deducting issuance costs of $0.2 million.

On January 22, 2021, the Company completed a public offering of its common stock and issued and sold 4,600,000 shares of common stock at a public offering price of $11.00 per share, resulting in net proceeds of $47.4 million after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of common stock in public offerings, a private placement, and the ATM Offering, through issuances of convertible preferred stock, and from upfront payments received from the collaboration and license agreements with Acceleron Pharma Inc. (“Acceleron”), and MyoKardia, Inc. (“MyoKardia”), a wholly owned subsidiary of Bristol Myers Squibb Company. As of June 30, 2021, the Company had an accumulated deficit of $258.3 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2021.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and restricted cash. The Company’s cash, cash equivalents, and restricted cash are deposited in accounts at large financial institutions. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash, cash equivalents and restricted cash are held. The Company maintains its cash equivalents in corporate bonds, commercial paper, and money market funds that invest in U.S. Treasury securities. The Company’s marketable securities primarily consist of corporate bonds and commercial paper, and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these funds.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at June 30, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$46,879	$46,879	$—	$—
Corporate bonds	1,301	—	1,301	—
Commercial paper	8,599	—	8,599	—
Marketable securities:
Corporate bonds	22,744	—	22,744	—
Commercial paper	46,027	—	46,027	—
Total	$125,550	$46,879	$78,671	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$57,052	$57,052	$—	$—
Marketable securities:
Corporate bonds	23,339	—	23,339	—
Commercial paper	32,523	—	32,523	—
Total	$112,914	$57,052	$55,862	$—

There were no transfers between fair value levels during the three and six months ended June 30, 2021.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$46,879	$—	$—	$46,879
Corporate bonds	1,301	—	—	1,301
Commercial paper	8,599	—	—	8,599
Total cash equivalents	56,779	—	—	56,779
Marketable securities:
Corporate bonds	22,748	1	(5)	22,744
Commercial paper	46,032	3	(8)	46,027
Total marketable securities	68,780	4	(13)	68,771
Total cash equivalents and marketable securities	$125,559	$4	$(13)	$125,550

	Fair Value Measurements at December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$57,052	$—	$—	$57,052
Total cash equivalents	57,052	—	—	57,052
Marketable securities:
Corporate bonds	23,341	2	(4)	23,339
Commercial paper	32,523	—	—	32,523
Total marketable securities	55,864	2	(4)	55,862
Total cash equivalents and marketable securities	$112,916	$2	$(4)	$112,914

There were no sales of marketable securities during the three and six months ended June 30, 2021. As of June 30, 2021, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $48.0 million.

The Company determined that it did not hold any securities with any other-than-temporary impairment as of June 30, 2021. As of June 30, 2021, the remaining contractual maturity of all of the Company’s marketable securities is less than one year. As of June 30, 2021, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Lab equipment	$7,319	$6,877
Furniture and fixtures	594	594
Computer equipment	373	373
Software	199	199
Leasehold improvements	6,210	6,210
Construction in process	261	262
Total property and equipment	14,956	14,515
Less: accumulated depreciation	(7,211)	(6,118)
Property and equipment, net	$7,745	$8,397

Depreciation expense for the three months ended June 30, 2021 and 2020 was $0.7 million and $0.6 million, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $1.3 million and $1.1 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	$2,028	$3,668
Prepaid sign-on bonuses subject to vesting provisions	99	147
Interest income receivable	166	176
Other	11	74
Total prepaid expenses and other current assets	$2,304	$4,065

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
External research and development	$4,958	$4,082
Payroll and benefits	1,972	2,928
Professional services	669	196
Capital lease obligation, current portion	—	17
Restricted stock liability, current portion	2	6
Other	42	38
Total accrued expenses and other current liabilities	$7,643	$7,267

7. Preferred Stock

As of June 30, 2021 and December 31, 2020, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of June 30, 2021 and December 31, 2020.

No dividends have been declared since inception.

8. Common Stock

As of June 30, 2021 and December 31, 2020, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of June 30, 2021 and December 31, 2020, the Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2021	December 31, 2020
Shares reserved for exercises of outstanding stock options	4,674,037	2,962,347
Shares reserved for future issuance under the 2019 Stock Incentive Plan	1,116,934	1,728,616
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	729,900	465,999
	6,520,871	5,156,962

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of June 30, 2021, no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved will be annually increased on January 1, 2020 and each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2021, the number of shares reserved for issuance under the 2019 Plan was increased by 1,122,696 shares. As of June 30, 2021, there were 1,116,934 shares available for future issuance under the 2019 Plan.

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

The following table summarizes the Company’s restricted stock activity under the 2019 Plan and 2016 Plan during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	82,978	$3.19
Granted	—	—
Vested	(47,706)	3.11
Repurchased	(2,435)	3.22
Unvested at June 30, 2021	32,837	$3.30

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. The following table summarizes the Company’s stock option activity under the 2019 Plan and 2016 Plan during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,962,347	$11.57	8.55	$5,767,895
Granted	1,943,687	11.89
Exercised	(25,123)	7.76
Cancelled	(206,874)	12.69
Outstanding at June 30, 2021	4,674,037	$11.67	8.72	$3,954,866
Exercisable at June 30, 2021	1,260,910	$11.10	7.81	$1,937,737

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three and six months ended June 30, 2021 was $7.71 per share and $8.60 per share, respectively. The weighted average grant date fair value of stock options granted in the three and six months ended June 30, 2020 was $9.76 per share and $10.94 per share, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2021 was less than $0.1 million and $0.1 million, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2020 was $0.8 million and $1.1 million, respectively. The fair value of stock options granted during the three and six months ended June 30, 2021 and 2020 under the 2019 Plan has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Risk-free interest rate	1.0%	0.4%	0.9%	1.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (years)	6.0	5.7	6.0	6.0
Expected stock price volatility	86.9%	77.2%	86.2%	75.7%

Grants Outside of the 2016 Plan and the 2019 Plan

The following table summarizes the Company’s restricted stock activity outside of the 2019 Plan and 2016 Plan during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	42,858	$2.93
Granted	—	—
Vested	(28,572)	2.93
Repurchased	—	—
Unvested at June 30, 2021	14,286	$2.93

The aggregate intrinsic value of all restricted stock awards that vested during the three months ended June 30, 2021 and 2020 was $0.4 million and $6.0 million, respectively. The aggregate intrinsic value of all restricted stock awards that vested during the six months ended June 30, 2021 and 2020 was $0.9 million and $7.6 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$1,562	$1,018	$2,846	$1,953
Research and development	984	1,186	1,773	1,944
Total stock-based compensation expense	$2,546	$2,204	$4,619	$3,897

As of June 30, 2021, the Company had an aggregate of $26.1 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.86 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP is annually increased on January 1, 2020, and each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2021, the number of shares reserved for issuance under the 2019 ESPP was increased by 280,674 shares. As of June 30, 2021, there were 729,900 shares available for future issuance under the ESPP.

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

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three and six months ended June 30, 2021.

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

During the three and six months ended June 30, 2021, the Company recognized $2.3 million and $4.9 million, respectively, of collaboration revenue associated with the Acceleron Collaboration Agreement, which includes $1.7 million and $3.8 million, respectively, of revenue recognized that was included in deferred revenue as of December 31, 2020. During the three and six months ended June 30, 2020, the Company recognized $2.0 million and $2.8 million, respectively, of collaboration revenue under the Acceleron Collaboration Agreement. As of June 30, 2021 and December 31, 2020, the Company recorded deferred revenue of $4.0 million and $7.9 million, respectively, associated with the Acceleron Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the Company had received $2.7 million of cost reimbursement payments under the Acceleron Collaboration Agreement and $2.0 million associated with the achievement of specified research milestones. As of December 31, 2020, the Company had received $1.7 million of cost reimbursement payments, and no milestone or royalty payments under the Acceleron Collaboration Agreement. As of June 30, 2021, the Company had recorded no accounts receivable under the Acceleron Collaboration Agreement. As of December 31, 2020, the Company recorded accounts receivable of $2.0 million associated with the achievement of specified research milestones in December 2020. As of June 30, 2021, the Company recorded unbilled accounts receivable of $0.6 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended June 30, 2021. As of December 31, 2020, the Company recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended December 31, 2020.

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

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three and six months ended June 30, 2021.

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

During the three and six months ended June 30, 2021, the Company recognized $2.0 million and $4.2 million, respectively, of collaboration revenue associated with the MyoKardia Collaboration Agreement, all of which was included in deferred revenue as of December 31, 2020. During the three and six months ended June 30, 2020, the Company did not recognize any revenue under the MyoKardia Collaboration Agreement as it had not yet entered into the MyoKardia Collaboration Agreement. As of June 30, 2021 and December 31, 2020, the Company recorded $5.9 million and $10.0 million, respectively, of deferred revenue associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of June 30, 2021. As of June 30, 2021, the Company had not received any milestone, royalty, or cost reimbursement payments under the MyoKardia Collaboration Agreement, other than the $2.5 million payment as prepaid research funding in July 2020. As of June 30, 2021, the Company has recorded unbilled accounts receivable of $0.1 million related to reimbursable MyoKardia Research Services costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended June 30, 2021. As of December 31, 2020, the Company recorded no unbilled accounts receivable under the MyoKardia Collaboration Agreement.

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

12. Commitments and Contingencies

Operating Leases

In November 2017, the Company entered into a lease agreement for its current corporate headquarters for approximately 28,731 square feet of office and laboratory space in Cambridge, Massachusetts. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of June 30, 2021 and December 31, 2020. Rent expense associated with this lease for each of the three months ended June 30, 2021 and 2020 was approximately $0.5 million. Rent expense associated with this lease for each of the six months ended June 30, 2021 and 2020 was approximately $1.0 million.

The future minimum lease payments associated with the lease for the Company’s current headquarters as of June 30, 2021, are as follows (in thousands):

2021(1)	$1,193
2022	2,424
2023	2,497
2024	2,572
2025	2,649
Thereafter	6,966
Total minimum lease payments	$18,301

(1)	Amounts are for the six months ending December 31, 2021.

Other Agreements

The Company has agreements with third parties in the normal course of business under which it can license certain developed technologies. If the Company exercises its rights to license the technologies, it may be subject to additional fees and milestone payments. As of June 30, 2021, the Company has not exercised its rights to license such technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2021 or December 31, 2020.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three and six months ended June 30, 2021 and 2020.

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

14. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Outstanding stock options	4,674,037	2,809,596	4,674,037	2,809,596
Unvested restricted stock awards	47,123	229,076	47,123	229,076
Total	4,721,160	3,038,672	4,721,160	3,038,672

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

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. We have developed a proprietary product engine that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat the known root cause of genetically defined diseases. We are using our product engine to identify targets that can be drugged by small molecules regardless of the particular underlying mechanism of gene mis-expression. We have identified drug targets to treat the root causes of facioscapulohumeral muscular dystrophy, or FSHD, and certain hemoglobinopathies, namely sickle cell disease, or SCD, and ß-thalassemia. In August 2019, we initiated a Phase 2b clinical trial, or the ReDUX4 trial, and a Phase 2 open label clinical trial of losmapimod, our product candidate for FSHD, to evaluate the efficacy and safety of losmapimod in addressing the underlying cause of FSHD. In April 2021, the FDA granted fast track designation to losmapimod for the treatment of FSHD. We completed the ReDUX4 trial in January 2021 and presented full data from the trial at the FSHD International Research Congress on June 24, 2021. We plan to meet with health authorities, including the U.S. Food and Drug Administration, or FDA, in the second half of 2021 to determine the regulatory path for losmapimod in FSHD.

As a result of the COVID-19 pandemic, we announced in May 2020 that the ReDUX4 trial had been extended from 24 to 48 weeks to ensure the safety of participants during the pandemic. This extension also enabled the collection of safety and efficacy data, including structural, functional and patient reported data, over a longer time period.

The primary endpoint was the change in DUX4-driven gene expression in affected skeletal muscle at 16 or 36 weeks, which was included as an experimental biomarker. The trial was also designed to capture a wide range of data relating to FSHD progression in addition to safety, target engagement and pharmacokinetic data. The secondary endpoints were evaluation of safety and tolerability in FSHD patients, pharmacokinetics in blood, losmapimod concentration in skeletal muscle biopsies, target engagement in blood and in muscle biopsies, and efficacy based on the whole-body skeletal muscle MRI biomarker. The whole-body MRI scans evaluated changes in muscle fat infiltration, muscle fat fraction and lean muscle volume. The muscles evaluated in the trial were classified as normal appearing (not affected by disease), intermediate (clearly affected by disease but not so severely fat replaced to have lost all function) or end stage (severely fat replaced and have lost most if not all function). The exploratory endpoints included reachable workspace, timed up and go (TUG) test, an optimized timed up and go test for FSHD (FSHD TUG), muscle strength measured by hand-held dynamometry, other muscle function measures and patient reported outcomes.

The trial did not meet the primary endpoint. The data from certain of the secondary and exploratory endpoints showed clinically relevant and nominally statistically significant benefits in the losmapimod treated group versus placebo on multiple measures of structural and functional FSHD progression and patient reported outcomes at 48 weeks.

Losmapimod was generally well-tolerated in the trial, with no drug-related serious adverse events reported. Over the course of the trial there were three discontinuations, none of which were assessed to be related to losmapimod, and 99% of eligible participants elected to continue to receive treatment with losmapimod in the open label extension of the ReDUX4 trial. We will continue to analyze data from each endpoint to determine their viability for future trials.

In the fourth quarter of 2020, we initiated a Phase 1 clinical trial of FTX-6058, our product candidate for certain hemoglobinopathies, namely SCD and beta-thalassemia, which is a novel upregulator of fetal hemoglobin. The trial is an ongoing, randomized, double-blind, placebo-controlled trial designed to evaluate the safety, tolerability and pharmacokinetics of FTX-6058 in healthy adult volunteers. In August 2021, we reported interim data from the cohorts completed to date in the single ascending dose, or SAD, portion of the trial and the multiple ascending dose, or MAD, portion of the trial.

In the SAD portion of the trial, healthy volunteers received a single oral dose of either placebo or 2, 4, 10, 20, 30 or 40 mg of FTX-6058. In the MAD portion of the trial, healthy volunteers received an oral dose of placebo or 2, 6, or 10 mg of FTX-6058 daily for 14 consecutive days. Subjects were seen 7 to 10 days after the conclusion of study drug or placebo for a safety follow-up. Safety assessments are performed regularly throughout the trial. The primary endpoint of this trial is safety and tolerability.

The trial is also collecting secondary pharmacokinetic measurements, including bioavailability and half-life assessments. Exploratory measures were included to assess target engagement, HBG mRNA changes and F-reticulocyte changes. We assessed target engagement of FTX-6058 as a change from baseline in the ratio of lysine 27 on histone H3, or H3K27me3, to total histone H3 in circulating monocytes. H3K27me3 is a downstream target of polycomb repressive complex 2, or PRC2. FTX-6058 is designed to bind embryonic ectoderm development and inhibit the transcriptional silencing activity of PRC2.

Pharmacodynamic parameters assessed include changes in HBG mRNA, or HBG1/2 mRNA which encodes for γ-globin, a component of fetal hemoglobin, and changes in F-reticulocytes, which are immature red blood cells that contain fetal hemoglobin, or HbF.

FTX-6058 has been generally well tolerated in all cohorts completed to date. There were no serious adverse events reported and no discontinuations. All treatment-emergent adverse events, or TEAEs, deemed at least possibly related were mild (Grade 1 or 2) in both the SAD and MAD cohorts. There was one Grade 4 TEAE in the 10 mg MAD cohort, which was determined to be unrelated to FTX-6058. No clinically significant changes in safety-related laboratory tests were reported during treatment periods for any of the FTX-6058 dose cohorts included in the analysis.

Results from the MAD cohorts showed maximal target engagement as evidenced by 70% – 80% reduction in baseline H3K27me3 levels, which we believe represents proof of mechanism. The 10 mg dose showed a mean 4.5-fold induction in HBG mRNA at day 14 and mean 4.2-fold increases in F-reticulocytes at the safety follow-up, indicating increased HbF protein expression, which we believe represents proof of biology. The kinetics observed across the target engagement and pharmacodynamic endpoints are consistent with the process of erythropoiesis in healthy individuals. These results demonstrated a time- and dose-dependent relationship between target engagement, mRNA induction and F-reticulocyte increases.  The increases in F-reticulocytes indicate that the HBG mRNA increases observed with FTX-6058 treatment are translating to HbF protein production.

The table below presents the mean fold induction in HBG mRNA and increases in F-reticulocytes in subjects in the MAD portion of the trial at day 7, day 14 and at a safety follow-up 7 to 10 days after the 14-day treatment period. A total of six subjects were dosed with FTX-6058 in each cohort and two subjects were dosed with placebo in each cohort.

HBG mRNA Mean Fold Induction for FTX-6058 versus Placebo

F-Reticulocyte Mean Fold Increase for FTX-6058 Versus Placebo

We anticipate presenting additional data from all Phase 1 dose cohorts at an upcoming medical meeting in the fourth quarter of 2021, pending abstract acceptance.

Based on the interim data, we anticipate initiating enrollment in a Phase 1b clinical trial in sickle cell patients in the fourth quarter of 2021. The trial will be an open-label, multi-dose trial starting at 6 mg once-daily dosing and will include a treatment period of up to three months. This trial will aim to demonstrate the safety, tolerability and pharmacokinetics/pharmacodynamic effects of FTX-6058 in people living with SCD (including induction of HbF protein). This trial could provide the opportunity to demonstrate HbF protein induction in people living with SCD and will be used to help inform a potential Phase 2/3 trial, which we anticipate initiating in 2023. These interim data also support the initiation of a clinical trial in non-SCD hemoglobinopathies (e.g., beta-thalassemia) for which we plan to submit an IND by year-end 2021. We anticipate initiating a clinical trial in non-SCD hemoglobinopathies in 2022.

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

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $19.6 million and $36.6 million for the three and six months ended June 30, 2021, respectively, and $15.7 million and $34.1 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $258.3 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

•

continue our clinical development of losmapimod, including our ongoing open label extension of our Phase 2b clinical trial for the treatment of FSHD and our ongoing Phase 2 open label clinical trial for the treatment of FSHD;

•	continue our clinical development of FTX-6058, including our ongoing Phase 1 clinical trial in healthy adult volunteers and our planned Phase 1b clinical trial of FTX-6058 in patients with SCD;
•	continue our ongoing preclinical studies;
•	advance clinical-stage product candidates into later stage trials;
•	pursue the discovery of drug targets for other rare diseases and the subsequent development of any resulting product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
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

As of June 30, 2021, we had $125.6 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

For the three and six months ended June 30, 2021, we recognized $2.3 million and $4.9 million, respectively, of collaboration revenue under the Acceleron Collaboration Agreement. For the three and six months ended June 30, 2020, we recognized $2.0 million and $2.8 million, respectively, of collaboration revenue under the Acceleron Collaboration Agreement. As of June 30, 2021 and December 31, 2020, we have recorded $4.0 million and $7.9 million, respectively, of deferred revenue associated with the Acceleron Collaboration Agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of June 30, 2021, we had received $2.7 million of cost reimbursement payments, $2.0 million of milestone payments, and no royalty payments under the Acceleron Collaboration Agreement. As of June 30, 2021, we recorded unbilled accounts receivable of $0.6 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended June 30, 2021.

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

For the three and six months ended June 30, 2021, we recognized $2.0 million and $4.2 million, respectively, of collaboration revenue under the MyoKardia Collaboration Agreement. For the three and six months ended June 30, 2020, we did not recognize any collaboration revenue in connection with this arrangement as we had not yet entered into the MyoKardia Collaboration Agreement. As of June 30, 2021 and December 31, 2020, we have recorded $5.9 million and $10.0 million, respectively, of deferred revenue associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of June 30, 2021, we had received no cost reimbursement payments and no milestone or royalty payments under the MyoKardia Collaboration Agreement, other than the $2.5 million payment as prepaid research funding in July 2020. As of June 30, 2021, we recorded unbilled accounts receivable of $0.1 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended June 30, 2021.

In the future, we will recognize additional revenue associated with the $10.0 million upfront payment as we satisfy our performance obligation, and from reimbursement of costs incurred under the MyoKardia Collaboration Agreement. In the future, we may also generate additional revenue from milestones and royalty payments under the MyoKardia Collaboration Agreement. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year based upon our pattern of performance under the MyoKardia Collaboration Agreement and as a result of the timing, amount, and achievement of milestones and reimbursement of costs incurred under the MyoKardia Collaboration Agreement.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the three and six months ended June 30, 2021 and 2020. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Losmapimod external expenses	$5,058	$4,147	$11,254	$9,766
FTX-6058 external expenses	3,436	968	5,645	2,339
Pre-development candidate expenses and unallocated expenses	4,247	3,296	8,357	6,921
Internal research and development expenses	4,637	4,364	8,456	8,231
Total research and development expenses	$17,378	$12,775	$33,712	$27,257

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following summarizes our results of operations for the three months ended June 30, 2021 and 2020, along with the changes in those items in dollars:

	Three Months Ended June 30,		Change
(in thousands)	2021	2020	$
Collaboration revenue	$4,381	$2,000	$2,381
Operating expenses:
Research and development	17,378	12,775	4,603
General and administrative	6,685	5,149	1,536
Total operating expenses	24,063	17,924	6,139
Loss from operations	(19,682)	(15,924)	(3,758)
Other income, net	34	239	(205)
Net loss	$(19,648)	$(15,685)	$(3,963)

Collaboration Revenue

Collaboration revenue increased by $2.4 million from $2.0 million for the three months ended June 30, 2020 to $4.4 million for the three months ended June 30, 2021. We recognize revenue under each of the Acceleron Collaboration Agreement and MyoKardia Collaboration Agreement based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the Acceleron Collaboration Agreement and MyoKardia Collaboration Agreement. For the three months ended June 30, 2021 and 2020, we recognized $2.3 million and $2.0 million of collaboration revenue under the Acceleron Collaboration Agreement, respectively. For the three months ended June 30, 2021, we recognized $2.1 million of collaboration revenue under the MyoKardia Collaboration Agreement. For the three months ended June 30, 2020, we did not recognize any collaboration revenue under the MyoKardia Collaboration Agreement as it had not yet been executed.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2021:

	Three Months Ended June 30,		Change
(in thousands)	2021	2020	$
External research and development	$9,666	$5,679	$3,987
Employee compensation	4,637	4,364	273
Laboratory supplies	1,171	1,020	151
Facility costs	1,467	1,256	211
Other	437	456	(19)
Total research and development expenses	$17,378	$12,775	$4,603

Research and development expense increased by $4.6 million from $12.8 million for the three months ended June 30, 2020 to $17.4 million for the three months ended June 30, 2021. The increase in research and development expense was primarily attributable to the following:

•

$4.0 million in increased external research and development costs, primarily relating to our ongoing open label extension of our Phase 2b clinical trial of losmapimod for the treatment of FSHD, our ongoing Phase 2 open label clinical trial of losmapimod for the treatment of FSHD, our ongoing Phase 1 clinical trial of FTX-6058 in healthy adult volunteers and our planned Phase 1b clinical trial of FTX-6058 in patients with SCD;

•	$0.3 million in increased employee compensation costs, primarily due to increased research and development headcount;
•	$0.2 million in facilities costs; and

•	$0.2 million in increased laboratory supplies costs, partially offset by less than a $0.1 million decrease in other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2021:

	Three Months Ended June 30,		Change
(in thousands)	2021	2020	$
Employee compensation	$3,229	$2,574	$655
Professional services	2,743	2,062	681
Facility costs	191	195	(4)
Other	522	318	204
Total general and administrative expenses	$6,685	$5,149	$1,536

General and administrative expenses increased by $1.6 million from $5.1 million for the three months ended June 30, 2020 to $6.7 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:

•

$0.7 million in increased employee compensation costs, including stock-based compensation expense, primarily due to increased general and administrative headcount to support the growth of our organization;

•	$0.7 million in increased professional services costs; and
•	$0.2 million in other costs.

Other Income, Net

Other income, net decreased by $0.2 million from $0.2 million for the three months ended June 30, 2020 to less than $0.1 million for the three months ended June 30, 2021. The decrease in other income, net was primarily attributable to a decrease in investment income on our cash, cash equivalents, and marketable securities as a result of an overall decreased rate of return.

Comparison of the Six Months Ended June 30, 2021

The following summarizes our results of operations for the six months ended June 30, 2021, along with the changes in those items in dollars:

	Six Months Ended June 30,		Change
(in thousands)	2021	2020	$
Collaboration revenue	$9,170	$2,750	$6,420
Operating expenses:
Research and development	33,712	27,257	6,455
General and administrative	12,183	10,213	1,970
Total operating expenses	45,895	37,470	8,425
Loss from operations	(36,725)	(34,720)	(2,005)
Other income, net	78	583	(505)
Net loss	$(36,647)	$(34,137)	$(2,510)

Collaboration Revenue

Collaboration revenue increased by $6.4 million from $2.8 million for the six months ended June 30, 2020 to $9.2 million for the six months ended June 30, 2021. We recognize revenue under each of the Acceleron Collaboration Agreement and MyoKardia Collaboration Agreement based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the Acceleron Collaboration Agreement and MyoKardia Collaboration Agreement. For the six months ended June 30, 2021 and 2020, we recognized $4.9 million and $2.8 million of collaboration revenue under the Acceleron Collaboration Agreement, respectively. For the six months ended June 30, 2021, we recognized $4.2 million of collaboration revenue under the MyoKardia Collaboration Agreement. For the six months ended June 30, 2020, we did not recognize any collaboration revenue under the MyoKardia Collaboration Agreement as it had not yet been executed.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2021:

	Six Months Ended June 30,		Change
(in thousands)	2021	2020	$
External research and development	$18,993	$13,303	$5,690
Employee compensation	8,456	8,232	224
Laboratory supplies	2,730	2,092	638
Facility costs	2,750	2,616	134
Other	783	1,014	(231)
Total research and development expenses	$33,712	$27,257	$6,455

Research and development expense increased by $6.5 million from $27.3 million for the six months ended June 30, 2020 to $33.7 million for the six months ended June 30, 2021. The increase in research and development expense was primarily attributable to the following:

•

$5.7 million in increased external research and development costs, primarily relating to our ongoing open label extension of our Phase 2b clinical trial of losmapimod for the treatment of FSHD, our ongoing Phase 2 open label clinical trial of losmapimod for the treatment of FSHD, our ongoing Phase 1 clinical trial of FTX-6058 in healthy adult volunteers and our planned Phase 1b clinical trial of FTX-6058 in patients with SCD;

•	$0.6 million in increased laboratory supplies costs;
•	$0.2 million in increased employee compensation costs, primarily due to increased research and development headcount; and
•	$0.1 million in increased facilities costs, partially offset by a $0.2 million decrease in other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2021:

	Six Months Ended June 30,		Change
(in thousands)	2021	2020	$
Employee compensation	$6,135	$5,158	$977
Professional services	4,695	3,887	808
Facility costs	399	425	(26)
Other	954	743	211
Total general and administrative expenses	$12,183	$10,213	$1,970

General and administrative expenses increased by $2.0 million from $10.2 million for the six months ended June 30, 2020 to $12.2 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:

•

$1.0 million in increased employee compensation costs, including stock-based compensation expense, primarily due to increased general and administrative headcount to support the growth of our organization;

•	$0.8 million in increased professional services costs; and

•	$0.2 million in other costs.

Other Income, Net

Other income, net decreased by $0.5 million from $0.6 million for the six months ended June 30, 2020 to less than $0.1 million for the six months ended June 30, 2021. The decrease in other income, net was primarily attributable to a decrease in investment income on our cash, cash equivalents, and marketable securities as a result of an overall decreased rate of return.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of June 30, 2021, we have funded our operations primarily with aggregate gross proceeds of $357.0 million from the sale of shares of our common stock in public offerings, a private placement, and the ATM Offering, through issuances of convertible preferred stock, and from upfront payments received under our collaboration and license agreements. As of June 30, 2021, we had cash, cash equivalents, and marketable securities of $125.6 million.

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

On August 11, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 17, 2020, or the Shelf Registration Statement. Under the Shelf Registration Statement, we may offer and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the Shelf Registration Statement becoming effective. In connection with the filing of the Shelf Registration Statement, we entered into an Equity Distribution Agreement with Piper Sandler & Co., or Piper Sandler, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million under the ATM Offering. As of June 30, 2021, we have issued and sold 550,000 shares of common stock under the ATM Offering, resulting in net proceeds of $5.7 million after deducting offering costs.

On January 22, 2021, we completed a public offering of our common stock and issued and sold 4,600,000 shares of common stock at a public offering price of $11.00 per share, resulting in net proceeds of $47.4 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(34,047)	$(29,325)
Net cash used in investing activities	(13,939)	(56,630)
Net cash provided by financing activities	47,713	64,960
Net decrease in cash, cash equivalents, and restricted cash	$(273)	$(20,995)

Net Cash Used in Operating Activities

Net cash used in operating activities was $34.0 million during the six months ended June 30, 2021 compared to net cash used in operating activities of $29.3 million during the six months ended June 30, 2020. The increase in net cash used in operating activities of $4.7 million was primarily due to increased external research and development costs as we continue to advance our lead programs, increased employee compensation costs, and increased general and administrative costs to support the growth of our organization.

Net Cash Used in Investing Activities

Net cash used in investing activities was $13.9 million during the six months ended June 30, 2021 compared to net cash used in investing activities of $56.6 million during the six months ended June 30, 2020. The decrease in net cash used in investing activities of $42.7 million was primarily due to lower net purchases of marketable securities during the six months ended June 30, 2021, as compared to during the six months ended June 30, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $47.7 million during the six months ended June 30, 2021 compared to net cash provided by financing activities of $65.0 million during the six months ended June 30, 2020. Net cash provided by financing activities during the six months ended June 30, 2021 primarily consisted of net proceeds of approximately $47.4 million from the completion of the public offering of our common stock in January 2021. Net cash provided by financing activities during the six months ended June 30, 2020 primarily consisted of net proceeds of approximately $64.4 million from the issuance of common stock in a private placement in June 2020.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

•

the progress, costs and results of our ongoing open label extension of our Phase 2b clinical trial of losmapimod for the treatment of FSHD, our ongoing Phase 2 open label clinical trial of losmapimod for the treatment of FSHD, our ongoing Phase 1 clinical trial of FTX-6058 in healthy adult volunteers and our planned Phase 1b clinical trial of FTX-6058 in patients with SCD;

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

Contractual Obligations

During the three and six months ended June 30, 2021, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K filed with the SEC on March 4, 2021.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended June 30, 2021, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 4, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of corporate bonds, commercial paper, and money market funds that are invested in U.S. Treasury securities and our investments are in short-term marketable securities, such as corporate bonds and commercial paper. As of June 30, 2021, we had cash, cash equivalents, and marketable securities of $125.6 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2021, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2021 and 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Accounting (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Vice President, Finance and Accounting concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net loss was $70.8 million for the year ended December 31, 2020 and $36.6 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $258.3 million. To date, we have funded our operations primarily from the sale of shares of our common stock in public offerings, a private placement, and in “at-the-market” offerings, through issuances of convertible preferred stock, and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•

continue our clinical development of losmapimod, including our ongoing open label extension of our Phase 2b clinical trial of losmapimod for the treatment of FSHD and our ongoing Phase 2 open label clinical trial of losmapimod for the treatment of FSHD;

•

continue our clinical development of FTX-6058, including our ongoing Phase 1 clinical trial in healthy adult volunteers and our planned Phase 1b clinical trial of FTX-6058 in patients with sickle cell disease, or SCD;

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our open label extension of our Phase 2b clinical trial and our phase 2 open label clinical trial of losmapimod for the treatment of FSHD, continue our Phase 1 clinical trial of FTX-6058 in healthy adult volunteers, prepare for our planned Phase 1b clinical trial of FTX-6058 in patients with SCD, continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our ongoing open label extension of our Phase 2b clinical trial of losmapimod for the treatment of FSHD, our ongoing Phase 2 open label clinical trial of losmapimod for the treatment of FSHD, our ongoing Phase 1 clinical trial of FTX-6058 in healthy adult volunteers and our planned Phase 1b clinical trial of FTX-6058 in patients with SCD;

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

As of June 30, 2021, we had cash, cash equivalents, and marketable securities of approximately $125.6 million. We believe that our cash, cash equivalents, and marketable securities as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

In light of the COVID-19 pandemic, we and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials and API used in the manufacturing of our product candidates, and laboratory supplies for our current and future preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We and our CMOs and CROs, may face disruptions related to our planned and ongoing clinical trials or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as enrollment and other delays at clinical trial sites. For example, in the wake of COVID-19, the clinical trial sites for our ReDUX4 clinical trial temporarily postponed trial-related activities, impacting our clinical trial execution plans. We may also face difficulties recruiting or retaining patients for our planned and ongoing clinical trials if patients are affected by the virus or are fearful of visiting or traveling to clinical trial sites because of the outbreak. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

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

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will continue to significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business. The extent of the impact of COVID-19 on our business, financial condition, results of operations and prospects will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 or any variant strains of the virus and actions to be taken to contain or mitigate the impact of COVID-19, including the supply, distribution and effectiveness of vaccines.

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

For example, in the wake of COVID-19, the clinical trial sites for our ReDUX4 trial temporarily postponed trial-related activities, impacting our clinical trial execution plans, and we cannot be certain that we will not face other postponements or similar difficulties in the future.

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

Because we are developing some of our product candidates for the treatment of diseases in which there is limited clinical experience and, in some cases, using new endpoints or methodologies, the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to predict or provide clinically meaningful results.

There are currently no therapies approved to treat FSHD, and there may be no therapies approved to treat the underlying causes of diseases that we attempt to address or may address in the future. As a result, the design and conduct of clinical trials of product candidates for the treatment of these diseases may take longer, be more costly or be less effective as part of the novelty of development in these diseases. In some cases, we may use new or novel endpoints or methodologies, such as the muscle fat infiltration, reachable workspace and patient global impression of change tests we intend to use in our losmapimod clinical trials, none of which have been used in prior trials of drugs to treat FSHD to our knowledge. The FDA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results, even where we believe such results are clinically meaningful. For example, we intend to meet with regulators to discuss the design of our future clinical trials and registration strategy for losmapimod for FSHD, including our proposed endpoints for these trials, but the FDA may ultimately require that we use endpoints that are different from endpoints measured in our ReDUX4 trial.  The FDA may also determine that the measurement interval for our ReDUX4 trial was too short to evaluate the potential clinical benefit of losmapimod for FSHD.  Even if applicable regulatory authorities do not object to our proposed endpoints in an earlier stage clinical trial, such regulatory authorities may require evaluation of additional or different clinical endpoints in later-stage clinical trials. Additionally, if we pursue accelerated approval for certain product candidates, the FDA or another regulatory authority may determine that the efficacy endpoint we select for evaluation is not sufficiently predictive of clinical benefit to support accelerated approval.

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

We are conducting clinical trials of losmapimod in patients with FSHD in Europe and Canada and currently plan to conduct additional clinical trials for our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We are currently conducting an open label extension of our Phase 2b clinical trial and a Phase 2 open label clinical trial of losmapimod in patients with FSHD in Europe and Canada. We may also conduct additional clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

We currently rely on third-party clinical research organizations to conduct our ongoing open label extension of our Phase 2b clinical trial of losmapimod for the treatment of FSHD, our ongoing Phase 2 open label clinical trial of losmapimod for the treatment of FSHD and our ongoing Phase 1 clinical trial of FTX-6058. We plan to rely on third-party clinical research organizations or third-party research collaboratives to conduct any future clinical trials, including our planned Phase 1b clinical trial of FTX-6058 in patients with SCD. We do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

We do not have any manufacturing facilities. Although we believe we have obtained sufficient losmapimod tablets from GSK to complete our ongoing open label extension of our Phase 2b clinical trial of losmapimod for the treatment of FSHD and our ongoing Phase 2 open label clinical trial of losmapimod for the treatment of FSHD and that we have received a sufficient quantity of losmapimod API to complete further clinical trials in FSHD, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it. We have also engaged CMOs to prepare our own API and to manufacture losmapimod tablets. While we believe that we have all the necessary information from GSK to enable any required technology transfer to a CMO, there can be no assurances that we will be able to effect such transfer in a timely manner.

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

Currently, our patent portfolio related to FTX-6058 includes one issued U.S. patent, two U.S. non-provisional applications, one PCT application, and three U.S. provisional applications. In order to continue to pursue protection based on the PCT application, we will need to nationalize the PCT application into corresponding foreign applications prior to the expiration deadline of the PCT application. Even then, further patents may never issue from our patent applications, or the scope of any patent may not be sufficient to provide a competitive advantage. With respect to losmapimod, the patents to losmapimod licensed from GSK as a composition of matter and pharmaceutical composition are expected to expire on February 10, 2023. We own one patent covering the use of losmapimod for the treatment of patients with FSHD and we own one patent covering the use of other clinical-stage p38 inhibitors for the treatment of patients with FSHD. In addition, our owned patents and patent applications pertaining to losmapimod are not to the composition but, rather, are directed to certain methods of treating FSHD. We cannot be certain that our pending patent applications related to the losmapimod program will be granted. Even if such patent applications issue as patents, they will not prevent third parties from commercializing losmapimod for other indications.

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

Disruptions at the FDA and other agencies may prolong the time necessary for regulatory submissions to be reviewed and/or new drugs to be approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown were to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.  The Trump Administration also took several executive actions that had the potential to impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities. Those Executive Orders were rescinded by President Biden, but future executive actions from this or a subsequent administration could impose similar burdens on the FDA.

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

The FDA granted fast track designation to losmapimod for the treatment of FSHD, and we may seek Fast Track designation for some of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure stockholders that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom and European Union entered into a Trade and Cooperation Agreement in connection with Brexit, which sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement or otherwise, could prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

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

Since the enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  On November 10, 2020, the Supreme Court heard oral arguments as to whether the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well.  On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA.  On June 17, 2021, the Supreme Court rejected this challenge to the ACA after finding that the plaintiffs do not have standing to challenge the constitutionality of the statute. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.  To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction. The Biden Administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review.  It remains to be seen how the Biden Administration will address pricing of prescription pharmaceuticals, but under Medicare Part D, the Biden Administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the Biden Administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate.  The American Rescue Plan Act of 2021, comprehensive COVID-19 relief legislation recently enacted under the Biden Administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

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

As of August 3, 2021, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 52.8% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities that were not registered under the Securities Act during the three months ended June 30, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 through April 30, 2021	578	$0.07	—	$—
May 1, 2021 through May 31, 2021	—	—	—	—
June 1, 2021 through June 30, 2021	21	0.07	—	—
Total	599	$0.07	—	$—

(1)

Represents shares of unvested common stock that were repurchased by us from certain former employees upon termination of employment in accordance with the terms of the applicable employee's restricted stock agreement. We repurchased the shares from the former employees at the original purchase price.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Employment Agreement, dated May 10, 2021, by and between the Registrant and Christopher Morabito.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULCRUM THERAPEUTICS, INC.

Date: August 10, 2021	By:	/s/ Bryan Stuart
Bryan Stuart
Chief Executive Officer and President, Director

Date: August 10, 2021	By:	/s/ Peter Thomson
Peter Thomson
Vice President, Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)