Form 10-Q
period 2021-09-30
Fulcrum Therapeutics, Inc.
filed 2021-11-04
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 28, 2021, the registrant had 40,548,783 shares of common stock, $0.001 par value per share, outstanding.

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

•	our ongoing Phase 1 clinical trial of FTX-6058 in healthy adult volunteers and patients with sickle cell disease, or SCD, and our planned Phase 1b clinical trial of FTX-6058 in patients with SCD;
•	the impact of the COVID-19 pandemic on our business and operations and our future financial results;
•	the initiation, timing, progress and results of our drug target discovery screening programs;
•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•	our plans to develop and, if approved, subsequently commercialize losmapimod, FTX-6058 and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for losmapimod, FTX-6058 and any other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and marketable securities;
•	the potential advantages of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	the progress and results of our collaborations with Acceleron Pharma Inc. and MyoKardia, Inc., a wholly owned subsidiary of Bristol-Myers Squibb Company;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and
•	our expectations regarding the time during which we will be an emerging growth company or a smaller reporting company as defined under the federal securities laws.

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•

We have incurred significant losses since our inception. Our net loss was $70.8 million for the year ended December 31, 2020 and $57.4 million for the nine months ended September 30, 2021. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of September 30, 2021, we had an accumulated deficit of $279.0 million.

•

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our clinical trials of losmapimod, including our open label extension of our Phase 2b clinical trial for the treatment of FSHD and our Phase 2 open label clinical trial for the treatment of FSHD, continue our Phase 1 clinical trial of FTX-6058 in healthy adult volunteers and patients with SCD, prepare for our planned Phase 1b clinical trial of FTX-6058 in patients with SCD, and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates.

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

•

We may not be successful in our efforts to use our product engine to build a pipeline of product candidates. A key element of our strategy is to use our proprietary product engine to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of genetically defined rare diseases, with an initial focus on identifying small molecules specific to the identified cellular target.

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

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$65,473	$57,052
Marketable securities	174,872	55,862
Accounts receivable	—	2,000
Unbilled accounts receivable	1,168	531
Prepaid expenses and other current assets	4,674	4,065
Total current assets	246,187	119,510
Property and equipment, net	7,749	8,397
Restricted cash	1,092	1,092
Other assets	519	578
Total assets	$255,547	$129,577
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,742	$4,079
Accrued expenses and other current liabilities	10,255	7,267
Deferred lease incentive, current portion	469	469
Deferred revenue, current portion	6,131	14,910
Total current liabilities	20,597	26,725
Deferred rent, excluding current portion	1,642	1,649
Deferred lease incentive, excluding current portion	2,699	3,051
Deferred revenue, excluding current portion	—	2,971
Total liabilities	24,938	34,396
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 40,545,949 and 28,067,402 shares issued as of September 30, 2021 and December 31, 2020, respectively; 40,525,985 and 27,941,566 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	41	28
Treasury stock, at cost; no shares as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	509,638	316,775
Accumulated other comprehensive loss	(87)	(2)
Accumulated deficit	(278,983)	(221,620)
Total stockholders’ equity	230,609	95,181
Total liabilities and stockholders’ equity	$255,547	$129,577

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$4,935	$1,848	$14,105	$4,598
Operating expenses:
Research and development	17,077	15,640	50,789	42,897
General and administrative	8,628	5,312	20,811	15,525
Total operating expenses	25,705	20,952	71,600	58,422
Loss from operations	(20,770)	(19,104)	(57,495)	(53,824)
Other income, net	54	142	132	725
Net loss	$(20,716)	$(18,962)	$(57,363)	$(53,099)
Net loss per share, basic and diluted	$(0.57)	$(0.70)	$(1.71)	$(2.16)
Weighted-average common shares outstanding, basic and diluted	36,606	27,261	33,603	24,621

Comprehensive loss:
Net loss	$(20,716)	$(18,962)	$(57,363)	$(53,099)
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(78)	(50)	(85)	31
Total other comprehensive (loss) gain	(78)	(50)	(85)	31
Comprehensive loss	$(20,794)	$(19,012)	$(57,448)	$(53,068)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	22,654,444	$23	—	$—	$237,931	$—	$(150,801)	$87,153
Issuance of common stock under employee benefit plans	36,472	—	—	—	286	—	—	286
Vesting of restricted stock awards	102,221	—	—	—	4	—	—	4
Repurchase of unvested restricted stock awards	—	—	8,787	—	—	—	—	—
Retirement of treasury shares	—	—	(8,787)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,693	—	—	1,693
Unrealized loss on marketable securities	—	—	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	—	—	(18,452)	(18,452)
Balance at March 31, 2020	22,793,137	$23	—	$—	$239,914	$(53)	$(169,253)	$70,631
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	4,029,411	4	—	—	64,313	—	—	64,317
Issuance of common stock under employee benefit plans	70,904	—	—	—	525	—	—	525
Vesting of restricted stock awards	330,344	—	—	—	5	—	—	5
Repurchase of unvested restricted stock awards	—	—	10,642	—	—	—	—	—
Retirement of treasury shares	—	—	(10,642)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,204	—	—	2,204
Unrealized gain on marketable securities	—	—	—	—	—	134	—	134
Net loss	—	—	—	—	—	—	(15,685)	(15,685)
Balance at June 30, 2020	27,223,796	$27	—	$—	$306,961	$81	$(184,938)	$122,131
Issuance of common stock under employee benefit plans	10,905	—	—	—	87	—	—	87
Vesting of restricted stock awards	43,282	—	—	—	3	—	—	3
Repurchase of unvested restricted stock awards	—	—	4,581	—	—	—	—	—
Retirement of treasury shares	—	—	(4,581)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,776	—	—	1,776
Unrealized loss on marketable securities	—	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	—	(18,962)	(18,962)
Balance at September 30, 2020	27,277,983	$—	—	$—	$308,827	$31	$(203,900)	$104,985
Balance at December 31, 2020	27,941,566	28	—	—	316,775	(2)	(221,620)	95,181
Issuance of common stock in connection with public offering, net of issuance costs	4,600,000	5	—	—	47,402	—	—	47,407
Issuance of common stock under employee benefit plans	11,888	—	—	—	93	—	—	93
Vesting of restricted stock awards	40,982	—	—	—	1	—	—	1
Repurchase of unvested restricted stock awards	—	—	1,836	—	—	—	—	—
Retirement of treasury shares	—	—	(1,836)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,073	—	—	2,073
Unrealized loss on marketable securities	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(16,999)	(16,999)
Balance at March 31, 2021	32,594,436	$33	—	$—	$366,344	$(4)	$(238,619)	$127,754
Issuance of common stock under employee benefit plans	30,008	—	—	—	242	—	—	242
Vesting of restricted stock awards	35,296	—	—	—	1	—	—	1
Repurchase of unvested restricted stock awards	—	—	599	—	—	—	—	—
Retirement of treasury shares	—	—	(578)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,546	—	—	2,546
Unrealized loss on marketable securities	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(19,648)	(19,648)
Balance at June 30, 2021	32,659,740	$33	21	$—	$369,133	$(9)	$(258,267)	$110,890
Issuance of common stock in connection with public offering, net of issuance costs	7,590,000	8	—	—	135,443	—	—	135,451
Issuance of common stock under employee benefit plans	249,622	—	—	—	2,403	—	—	2,403
Vesting of restricted stock awards	26,623	—	—	—	1	—	—	1
Repurchase of unvested restricted stock awards	—	—	536	—	—	—	—	—
Retirement of treasury shares	—	—	(557)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,658	—	—	2,658
Unrealized loss on marketable securities	—	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	—	(20,716)	(20,716)
Balance at September 30, 2021	40,525,985	$41	—	$—	$509,638	$(87)	$(278,983)	$230,609

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(57,363)	$(53,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,894	1,646
Stock-based compensation expense	7,277	5,673
Net amortization of premiums and discounts on marketable securities	287	(103)
Changes in operating assets and liabilities:
Accounts receivable	2,000	—
Unbilled accounts receivable	(637)	(592)
Prepaid expenses and other current assets	(570)	(1,126)
Other assets	59	(557)
Accounts payable	(203)	1,590
Accrued expenses and other liabilities	2,745	3,442
Deferred revenue	(11,750)	9,574
Deferred rent and deferred lease incentive	(359)	(277)
Net cash used in operating activities	$(56,620)	$(33,829)
Investing activities
Purchases of marketable securities	(181,349)	(81,270)
Maturities of marketable securities	61,968	39,600
Purchases of property and equipment	(1,194)	(870)
Net cash used in investing activities	(120,575)	(42,540)
Financing activities
Payment of initial public offering costs	—	(193)
Proceeds from issuance of common stock in connection with private placement, net of placement agent fees and offering costs	—	64,210
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	182,934	—
Principal payments on capital lease obligations	(17)	(37)
Proceeds from issuance of common stock under benefit plans, net	2,699	897
Net cash provided by financing activities	185,616	64,877
Net increase (decrease) in cash, cash equivalents and restricted cash	8,421	(11,492)
Cash, cash equivalents, and restricted cash, beginning of period	58,144	97,805
Cash, cash equivalents, and restricted cash, end of period	$66,565	$86,313
Supplemental cash flow information
Cash paid for interest	$—	$3
Non-cash investing and financing activities:
Offering costs unpaid at end of period	$76	$—
Property and equipment purchases unpaid at end of period	$314	$—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$65,473	$85,221
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$66,565	$86,313

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and the results of its operations and its cash flows for the three and nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2021 (the “Annual Report on Form 10-K”).

Sales of Common Stock

On June 9, 2020, the Company issued and sold 4,029,411 shares of common stock to investors in a private placement at a price of $17.00 per share, resulting in net proceeds of $64.3 million after deducting offering costs.

On August 11, 2020, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $75.0 million under an “at-the-market” offering program (the “ATM Offering”). The Equity Distribution Agreement provides that Piper Sandler will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. From the initiation of the ATM Offering through September 30, 2021, the Company has issued and sold 550,000 shares under the ATM Offering, resulting in aggregate net proceeds of $5.7 million after deducting issuance costs of $0.2 million.

On January 22, 2021, the Company completed a public offering of its common stock and issued and sold 4,600,000 shares of common stock at a public offering price of $11.00 per share, resulting in net proceeds of $47.4 million after deducting underwriting discounts and commissions and offering expenses.

On August 16, 2021, the Company completed a public offering of its common stock and issued and sold 7,590,000 shares of common stock at a public offering price of $19.00 per share, resulting in net proceeds of $135.5 million after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of common stock in public offerings, a private placement, and the ATM Offering, through issuances of convertible preferred stock, and from upfront payments received from the collaboration and license agreements with Acceleron Pharma Inc. (“Acceleron”), and MyoKardia, Inc. (“MyoKardia”), a wholly owned subsidiary of Bristol Myers Squibb Company. As of September 30, 2021, the Company had an accumulated deficit of $279.0 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2021.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at September 30, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$60,070	$60,070	$—	$—
Corporate bonds	1,003	—	1,003	—
Commercial paper	4,400	—	4,400	—
Marketable securities:
Corporate bonds	87,951	—	87,951	—
Commercial paper	86,921	—	86,921	—
Total	$240,345	$60,070	$180,275	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$57,052	$57,052	$—	$—
Marketable securities:
Corporate bonds	23,339	—	23,339	—
Commercial paper	32,523	—	32,523	—
Total	$112,914	$57,052	$55,862	$—

There were no transfers between fair value levels during the three and nine months ended September 30, 2021.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$60,070	$—	$—	$60,070
Corporate bonds	1,003	—	—	1,003
Commercial paper	4,400	—	—	4,400
Total cash equivalents	65,473	—	—	65,473
Marketable securities:
Corporate bonds	88,018	2	(69)	87,951
Commercial paper	86,941	1	(21)	86,921
Total marketable securities	174,959	3	(90)	174,872
Total cash equivalents and marketable securities	$240,432	$3	$(90)	$240,345

	Fair Value Measurements at December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$57,052	$—	$—	$57,052
Total cash equivalents	57,052	—	—	57,052
Marketable securities:
Corporate bonds	23,341	2	(4)	23,339
Commercial paper	32,523	—	—	32,523
Total marketable securities	55,864	2	(4)	55,862
Total cash equivalents and marketable securities	$112,916	$2	$(4)	$112,914

There were no sales of marketable securities during the three and nine months ended September 30, 2021. As of September 30, 2021, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $164.2 million.

The Company determined that it did not hold any securities with any other-than-temporary impairment as of September 30, 2021. As of September 30, 2021, the remaining contractual maturity of all of the Company’s marketable securities is less than one year. As of September 30, 2021, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Lab equipment	$7,632	$6,877
Furniture and fixtures	594	594
Computer equipment	373	373
Software	199	199
Leasehold improvements	6,252	6,210
Construction in process	528	262
Total property and equipment	15,578	14,515
Less: accumulated depreciation	(7,829)	(6,118)
Property and equipment, net	$7,749	$8,397

Depreciation expense for the three months ended September 30, 2021 and 2020 was $0.6 million and $0.5 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $1.9 million and $1.6 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$4,009	$3,668
Prepaid sign-on bonuses subject to vesting provisions	237	147
Interest income receivable	390	176
Other	38	74
Total prepaid expenses and other current assets	$4,674	$4,065

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
External research and development	$5,899	$4,082
Payroll and benefits	3,126	2,928
Professional services	1,172	196
Capital lease obligation, current portion	—	17
Restricted stock liability, current portion	1	6
Other	57	38
Total accrued expenses and other current liabilities	$10,255	$7,267

7. Preferred Stock

As of September 30, 2021 and December 31, 2020, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of September 30, 2021 and December 31, 2020.

No dividends have been declared since inception.

8. Common Stock

As of September 30, 2021 and December 31, 2020, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of September 30, 2021 and December 31, 2020, the Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2021	December 31, 2020
Shares reserved for exercises of outstanding stock options	4,962,869	2,962,347
Shares reserved for future issuance under the 2019 Stock Incentive Plan	579,016	1,728,616
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	729,900	465,999
	6,271,785	5,156,962

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of September 30, 2021, no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was annually increased on January 1, 2020 and will be increased on each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2021, the number of shares reserved for issuance under the 2019 Plan was increased by 1,122,696 shares. As of September 30, 2021, there were 579,016 shares available for future issuance under the 2019 Plan.

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

The following table summarizes the Company’s restricted stock activity under the 2019 Plan and 2016 Plan during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	82,978	$3.19
Granted	—	—
Vested	(60,043)	3.15
Repurchased	(2,971)	3.22
Unvested at September 30, 2021	19,964	$3.32

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,962,347	$11.57	8.55	$5,767,895
Granted	2,662,007	14.22
Exercised	(274,745)	9.45
Cancelled	(386,740)	12.48
Outstanding at September 30, 2021	4,962,869	$13.04	8.72	$75,619,778
Exercisable at September 30, 2021	1,234,740	$11.48	7.74	$20,653,203

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three and nine months ended September 30, 2021 was $15.25 per share and $10.33 per share, respectively. The weighted average grant date fair value of stock options granted in the three and nine months ended September 30, 2020 was $4.84 per share and $10.41 per share, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2021 was $2.9 million and $3.0 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2020 was $0.1 million and $1.2 million, respectively. The fair value of stock options granted during the three and nine months ended September 30, 2021 and 2020 has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Risk-free interest rate	1.0%	0.3%	0.9%	1.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (years)	6.1	6.0	6.0	6.0
Expected stock price volatility	89.3%	78.1%	86.9%	75.9%

Restricted Stock Grants Outside of the 2016 Plan and the 2019 Plan

The following table summarizes the Company’s restricted stock activity outside of the 2019 Plan and 2016 Plan during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	42,858	$2.93
Granted	—	—
Vested	(42,858)	2.93
Repurchased	—	—
Unvested at September 30, 2021	—	$—

The aggregate intrinsic value of all restricted stock awards that vested during the three months ended September 30, 2021 and 2020 was $0.3 million and $0.7 million, respectively. The aggregate intrinsic value of all restricted stock awards that vested during the nine months ended September 30, 2021 and 2020 was $1.2 million and $8.3 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$1,688	$997	$4,534	$2,950
Research and development	970	779	2,743	2,723
Total stock-based compensation expense	$2,658	$1,776	$7,277	$5,673

As of September 30, 2021, the Company had an aggregate of $33.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.85 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was annually increased on January 1, 2020, and will be increased on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2021, the number of shares reserved for issuance under the 2019 ESPP was increased by 280,674 shares. As of September 30, 2021, there were 729,900 shares available for future issuance under the ESPP.

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

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three and nine months ended September 30, 2021.

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

During the three and nine months ended September 30, 2021, the Company recognized $2.9 million and $7.8 million, respectively, of collaboration revenue associated with the Acceleron Collaboration Agreement, which includes $2.3 million and $6.1 million, respectively, of revenue recognized that was included in deferred revenue as of December 31, 2020. During the three and nine months ended September 30, 2020, the Company recognized $1.5 million and $4.3 million, respectively, of collaboration revenue under the Acceleron Collaboration Agreement. As of September 30, 2021 and December 31, 2020, the Company recorded deferred revenue of $6.1 million and $7.9 million, respectively, associated with the Acceleron Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, the Company had received $3.3 million of cost reimbursement payments under the Acceleron Collaboration Agreement and $2.0 million associated with the achievement of specified research milestones. As of December 31, 2020, the Company had received $1.7 million of cost reimbursement payments, and no milestone or royalty payments under the Acceleron Collaboration Agreement. As of September 30, 2021, the Company had recorded no accounts receivable under the Acceleron Collaboration Agreement. As of December 31, 2020, the Company recorded accounts receivable of $2.0 million associated with the achievement of specified research milestones in December 2020. As of September 30, 2021, the Company recorded unbilled accounts receivable of $1.2 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended September 30, 2021. As of December 31, 2020, the Company recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended December 31, 2020.

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

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three and nine months ended September 30, 2021.

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

During the three and nine months ended September 30, 2021, the Company recognized $2.1 million and $6.3 million, respectively, of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $1.5 million and $5.6 million, respectively, of revenue recognized that was included in deferred revenue as of December 31, 2020. During the three and nine months ended September 30, 2020, the Company recognized $0.3 million of collaboration revenue associated with the MyoKardia Collaboration Agreement. As of September 30, 2021 and December 31, 2020, the Company recorded $4.4 million and $10.0 million, respectively, of deferred revenue associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of September 30, 2021. As of September 30, 2021, the Company had received $2.6 million of cost reimbursement payments under the MyoKardia Collaboration Agreement, including the $2.5 million payment as prepaid research funding in July 2020, and no milestone or royalty payments. As of September 30, 2021, the Company recorded unbilled accounts receivable of $0.6 million related to reimbursable MyoKardia Research Services costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended September 30, 2021. As of December 31, 2020, the Company recorded no unbilled accounts receivable under the MyoKardia Collaboration Agreement.

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

12. Commitments and Contingencies

Operating Leases

In November 2017, the Company entered into a lease agreement for its current corporate headquarters for approximately 28,731 square feet of office and laboratory space in Cambridge, Massachusetts. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of September 30, 2021 and December 31, 2020. Rent expense associated with this lease for each of the three months ended September 30, 2021 and 2020 was approximately $0.5 million. Rent expense associated with this lease for each of the nine months ended September 30, 2021 and 2020 was approximately $1.4 million.

The future minimum lease payments associated with the lease for the Company’s current headquarters as of September 30, 2021, are as follows (in thousands):

2021(1)	$597
2022	2,424
2023	2,497
2024	2,572
2025	2,649
Thereafter	6,966
Total minimum lease payments	$17,705

(1)	Amounts are for the three months ending December 31, 2021.

Other Agreements

The Company has agreements with third parties in the normal course of business under which it can license certain developed technologies. If the Company exercises its rights to license the technologies, it may be subject to additional fees and milestone payments. As of September 30, 2021, the Company has not exercised its rights to license such technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2021 or December 31, 2020.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three and nine months ended September 30, 2021 and 2020.

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

14. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Outstanding stock options	4,962,869	2,868,693	4,962,869	2,868,693
Unvested restricted stock awards	19,964	181,213	19,964	181,213
Total	4,982,833	3,049,906	4,982,833	3,049,906

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

Losmapimod for FSHD

In August 2019, we initiated a Phase 2b clinical trial, or the ReDUX4 trial, and a Phase 2 open label clinical trial of losmapimod, our product candidate for FSHD, to evaluate the efficacy and safety of losmapimod in addressing the underlying cause of FSHD. In April 2021, the FDA granted fast track designation to losmapimod for the treatment of FSHD. We completed the ReDUX4 trial in January 2021 and presented full data from the trial at the FSHD International Research Congress on June 24, 2021. We plan to meet with health authorities, including the U.S. Food and Drug Administration, or FDA, by year-end 2021 and plan to provide an update on losmapimod in the first quarter of 2022.

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

FTX-6058 for SCD and ß-thalassemia

In the fourth quarter of 2020, we initiated a Phase 1 clinical trial of FTX-6058, our product candidate for certain hemoglobinopathies, namely SCD and beta-thalassemia, which is a novel upregulator of fetal hemoglobin. The trial is an ongoing, randomized, double-blind, placebo-controlled trial designed to evaluate the safety, tolerability and pharmacokinetics of FTX-6058 in healthy adult volunteers and patients with SCD. In August 2021, we reported interim data from the initial healthy volunteer cohorts completed in the single ascending dose, or SAD, portion of the trial and the multiple ascending dose, or MAD, portion of the trial.

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

FTX-6058 was generally well-tolerated in all cohorts completed. There were no serious adverse events reported and no discontinuations. All treatment-emergent adverse events, or TEAEs, deemed at least possibly related were mild (Grade 1 or 2) in both the SAD and MAD cohorts. There was one Grade 4 TEAE in the 10 mg MAD cohort, which was determined to be unrelated to FTX-6058. No clinically significant changes in safety-related laboratory tests were reported during treatment periods for any of the FTX-6058 dose cohorts included in the analysis.

The interim data reported from the MAD cohorts in August 2021 showed maximal target engagement as evidenced by 70% – 80% reduction in baseline H3K27me3 levels, which we believe represents proof of mechanism. The 10 mg dose showed a mean 4.5-fold induction in HBG mRNA at day 14 and mean 4.2-fold increases in F-reticulocytes at the safety follow-up, indicating increased HbF protein expression, which we believe represents proof of biology. The kinetics observed across the target engagement and pharmacodynamic endpoints are consistent with the process of erythropoiesis in healthy individuals. These results demonstrated a time- and dose-dependent relationship between target engagement, mRNA induction and F-reticulocyte increases.  The increases in F-reticulocytes indicate that the HBG mRNA increases observed with FTX-6058 treatment are translating to HbF protein production.

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

HBG mRNA Mean Fold Induction for FTX-6058 versus Placebo

F-Reticulocyte Mean Fold Increase for FTX-6058 Versus Placebo

We anticipate presenting additional data from the Phase 1 clinical trial by year-end 2021, including data from healthy volunteers who received an oral dose of placebo, 20 or 30 mg of FTX-6058 daily for 14 consecutive days. Additionally, we have added a cohort of sickle cell disease patients to the Phase 1 clinical trial to further inform our pharmacokinetics/pharmacodynamic modeling and our dose selection for future development.

Based on the interim data, we anticipate initiating enrollment in a Phase 1b clinical trial in sickle cell patients by year-end 2021. The trial will be an open-label, multi-dose trial starting at 6 mg once-daily dosing and will include a treatment period of up to three months. This trial will aim to demonstrate the safety, tolerability and pharmacokinetics/pharmacodynamic effects of FTX-6058 in people living with SCD (including induction of HbF protein). We plan to report initial data from the Phase 1b clinical trial in sickle cell patients in the second quarter of 2022. This trial could provide an opportunity to demonstrate HbF protein induction in people living with SCD and will be used to help inform a potential Phase 2/3 trial, which we anticipate initiating in 2023. These interim data presented in August 2021 also support the initiation of a clinical trial in non-SCD hemoglobinopathies, including beta-thalassemia, for which we plan to submit an IND by year-end 2021. We anticipate initiating a clinical trial in non-SCD hemoglobinopathies in 2022.

Financial Overview

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

In August 2021, we issued and sold 7,590,000 shares of our common stock in a public offering at a public offering price of $19.00 per share, which includes 990,000 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares at the public offering price, less underwriting discounts and commissions. The net proceeds of the offering were $135.5 million, after deducting underwriting discounts and commissions and offering expenses.

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $20.7 million and $57.4 million for the three and nine months ended September 30, 2021, respectively, and $19.0 million and $53.1 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $279.0 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

•

continue our clinical development of losmapimod, including our ongoing open label extension of our Phase 2b clinical trial for the treatment of FSHD and our ongoing Phase 2 open label clinical trial for the treatment of FSHD;

•

continue our clinical development of FTX-6058, including our ongoing Phase 1 clinical trial in healthy adult volunteers and patients with SCD and our planned Phase 1b clinical trial of FTX-6058 in patients with SCD;

•	continue our ongoing preclinical studies;
•	advance clinical-stage product candidates into later stage trials;
•	pursue the discovery of drug targets for other genetically defined rare diseases and the subsequent development of any resulting product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
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

As of September 30, 2021, we had $240.3 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

For the three and nine months ended September 30, 2021, we recognized $2.9 million and $7.8 million, respectively, of collaboration revenue under the Acceleron Collaboration Agreement. For the three and nine months ended September 30, 2020, we recognized $1.5 million and $4.3 million, respectively, of collaboration revenue under the Acceleron Collaboration Agreement. As of September 30, 2021 and December 31, 2020, we have recorded $1.8 million and $7.9 million, respectively, of deferred revenue associated with the Acceleron Collaboration Agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of September 30, 2021, we had received $3.3 million of cost reimbursement payments, $2.0 million of milestone payments, and no royalty payments under the Acceleron Collaboration Agreement. As of September 30, 2021, we recorded unbilled accounts receivable of $0.6 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended September 30, 2021.

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

For the three and nine months ended September 30, 2021, we recognized $2.1 million and $6.3 million, respectively, of collaboration revenue under the MyoKardia Collaboration Agreement. For the three and nine months ended September 30, 2020, we recognized $0.3 million of collaboration revenue under the MyoKardia Collaboration Agreement. As of September 30, 2021 and December 31, 2020, we have recorded $4.4 million and $10.0 million, respectively, of deferred revenue associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of September 30, 2021, we had received $2.6 million in cost reimbursement payments, including the $2.5 million payment as prepaid research funding in July 2020, and no milestone or royalty payments under the MyoKardia Collaboration Agreement. As of September 30, 2021, we recorded unbilled accounts receivable of $0.6 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended September 30, 2021.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the three and nine months ended September 30, 2021 and 2020. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Losmapimod external expenses	$4,162	$7,217	$15,416	$16,983
FTX-6058 external expenses	3,822	1,381	9,467	3,720
Pre-development candidate expenses and unallocated expenses	3,890	3,382	12,247	10,303
Internal research and development expenses	5,203	3,660	13,659	11,891
Total research and development expenses	$17,077	$15,640	$50,789	$42,897

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following summarizes our results of operations for the three months ended September 30, 2021 and 2020, along with the changes in those items in dollars:

	Three Months Ended September 30,		Change
(in thousands)	2021	2020	$
Collaboration revenue	$4,935	$1,848	$3,087
Operating expenses:
Research and development	17,077	15,640	1,437
General and administrative	8,628	5,312	3,316
Total operating expenses	25,705	20,952	4,753
Loss from operations	(20,770)	(19,104)	(1,666)
Other income, net	54	142	(88)
Net loss	$(20,716)	$(18,962)	$(1,754)

Collaboration Revenue

Collaboration revenue increased by $3.1 million from $1.8 million for the three months ended September 30, 2020 to $4.9 million for the three months ended September 30, 2021. We recognize revenue under each of the Acceleron Collaboration Agreement and MyoKardia Collaboration Agreement based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the Acceleron Collaboration Agreement and MyoKardia Collaboration Agreement. For the three months ended September 30, 2021 and 2020, we recognized $2.9 million and $1.5 million of collaboration revenue under the Acceleron Collaboration Agreement, respectively. For the three months ended September 30, 2021 and 2020, we recognized $2.1 million and $0.3 million of collaboration revenue under the MyoKardia Collaboration Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2021:

	Three Months Ended September 30,		Change
(in thousands)	2021	2020	$
External research and development	$9,244	$9,069	$175
Employee compensation	5,203	3,659	1,544
Laboratory supplies	856	1,195	(339)
Facility costs	1,385	1,338	47
Other	389	379	10
Total research and development expenses	$17,077	$15,640	$1,437

Research and development expense increased by $1.4 million from $15.6 million for the three months ended September 30, 2020 to $17.1 million for the three months ended September 30, 2021. The increase in research and development expense was primarily attributable to $1.5 million in increased employee compensation costs, which was primarily due to increased research and development headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2021:

	Three Months Ended September 30,		Change
(in thousands)	2021	2020	$
Employee compensation	$3,685	$2,406	$1,279
Professional services	4,257	2,299	1,958
Facility costs	224	221	3
Other	462	386	76
Total general and administrative expenses	$8,628	$5,312	$3,316

General and administrative expenses increased by $3.3 million from $5.3 million for the three months ended September 30, 2020 to $8.6 million for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:

•	$2.0 million in increased professional services costs, primarily due to increased use of consulting services;
•

$1.3 million in increased employee compensation costs, including stock-based compensation expense, primarily due to increased general and administrative headcount to support the growth of our organization; and

•	less than $0.1 million in other costs.

Other Income, Net

Other income, net decreased by $0.1 million from $0.1 million for the three months ended September 30, 2020 to less than $0.1 million for the three months ended September 30, 2021. The decrease in other income, net was primarily attributable to a decrease in investment income on our cash, cash equivalents, and marketable securities as a result of an overall decreased rate of return.

Comparison of the Nine Months Ended September 30, 2021

The following summarizes our results of operations for the nine months ended September 30, 2021, along with the changes in those items in dollars:

	Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$
Collaboration revenue	$14,105	$4,598	$9,507
Operating expenses:
Research and development	50,789	42,897	7,892
General and administrative	20,811	15,525	5,286
Total operating expenses	71,600	58,422	13,178
Loss from operations	(57,495)	(53,824)	(3,671)
Other income, net	132	725	(593)
Net loss	$(57,363)	$(53,099)	$(4,264)

Collaboration Revenue

Collaboration revenue increased by $9.5 million from $4.6 million for the nine months ended September 30, 2020 to $14.1 million for the nine months ended September 30, 2021. We recognize revenue under each of the Acceleron Collaboration Agreement and MyoKardia Collaboration Agreement based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the Acceleron Collaboration Agreement and MyoKardia Collaboration Agreement. For the nine months ended September 30, 2021 and 2020, we recognized $7.8 million and $4.3 million of collaboration revenue under the Acceleron Collaboration Agreement, respectively. For the nine months ended September 30, 2021 and 2020, we recognized $6.3 million and $0.3 million of collaboration revenue under the MyoKardia Collaboration Agreement, respectively.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2021:

	Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$
External research and development	$28,237	$22,372	$5,865
Employee compensation	13,659	11,891	1,768
Laboratory supplies	3,586	3,287	299
Facility costs	4,135	3,954	181
Other	1,172	1,393	(221)
Total research and development expenses	$50,789	$42,897	$7,892

Research and development expense increased by $7.9 million from $42.9 million for the nine months ended September 30, 2020 to $50.8 million for the nine months ended September 30, 2021. The increase in research and development expense was primarily attributable to the following:

•

$5.9 million in increased external research and development costs, primarily relating to our ongoing open label extension of our Phase 2b clinical trial of losmapimod for the treatment of FSHD, our ongoing Phase 2 open label clinical trial of losmapimod for the treatment of FSHD, our ongoing Phase 1 clinical trial of FTX-6058 in healthy adult volunteers and patients with SCD and our planned Phase 1b clinical trial of FTX-6058 in patients with SCD;

•	$1.8 million in increased employee compensation costs, primarily due to increased research and development headcount;
•	$0.3 million in increased laboratory supplies costs; and
•	$0.2 million in increased facilities costs, partially offset by a $0.2 million decrease in other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2021:

	Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$
Employee compensation	$9,820	$7,564	$2,256
Professional services	8,952	6,186	2,766
Facility costs	623	646	(23)
Other	1,416	1,129	287
Total general and administrative expenses	$20,811	$15,525	$5,286

General and administrative expenses increased by $5.3 million from $15.5 million for the nine months ended September 30, 2020 to $20.8 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:

•

$2.3 million in increased employee compensation costs, including stock-based compensation expense, primarily due to increased general and administrative headcount to support the growth of our organization;

•	$2.8 million in increased professional services costs, primarily due to increased use of consulting services; and

•	$0.3 million in other costs.

Other Income, Net

Other income, net decreased by $0.6 million from $0.7 million for the nine months ended September 30, 2020 to $0.1 million for the nine months ended September 30, 2021. The decrease in other income, net was primarily attributable to a decrease in investment income on our cash, cash equivalents, and marketable securities as a result of an overall decreased rate of return.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of September 30, 2021, we have funded our operations primarily with aggregate gross proceeds of $501.2 million from the sale of shares of our common stock in public offerings, a private placement, and the ATM Offering, through issuances of convertible preferred stock, and from upfront payments received under our collaboration and license agreements. As of September 30, 2021, we had cash, cash equivalents, and marketable securities of $240.3 million.

On July 22, 2019, we completed an initial public offering of our common stock and issued and sold 4,500,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $63.9 million after deducting underwriting discounts and commissions and offering expenses. On June 9, 2020, we issued and sold 4,029,411 shares of common stock in a private placement at a price of $17.00 per share, resulting in net proceeds of $64.2 million, after deducting offering costs.

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

On August 11, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 17, 2020, or the Shelf Registration Statement. Under the Shelf Registration Statement, we may offer and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the Shelf Registration Statement becoming effective. In connection with the filing of the Shelf Registration Statement, we entered into an Equity Distribution Agreement with Piper Sandler & Co., or Piper Sandler, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million under the ATM Offering. As of September 30, 2021, we have issued and sold 550,000 shares of common stock under the ATM Offering, resulting in net proceeds of $5.7 million after deducting offering costs.

On January 22, 2021, we completed a public offering of our common stock and issued and sold 4,600,000 shares of common stock at a public offering price of $11.00 per share, resulting in net proceeds of $47.4 million after deducting underwriting discounts and commissions and offering expenses.

On August 16, 2021, we completed a public offering of our common stock and issued and sold 7,590,000 shares of common stock at a public offering price of $19.00 per share, resulting in net proceeds of $135.5 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(56,620)	$(33,829)
Net cash used in investing activities	(120,575)	(42,540)
Net cash provided by financing activities	185,616	64,877
Net increase (decrease) in cash, cash equivalents, and restricted cash	$8,421	$(11,492)

Net Cash Used in Operating Activities

Net cash used in operating activities was $56.6 million during the nine months ended September 30, 2021 compared to net cash used in operating activities of $33.8 million during the nine months ended September 30, 2020. The increase in net cash used in operating activities of $22.8 million was primarily due to increased external research and development costs as we continue to advance our lead programs, increased employee compensation costs, and increased general and administrative costs to support the growth of our organization.

Net Cash Used in Investing Activities

Net cash used in investing activities was $120.6 million during the nine months ended September 30, 2021 compared to net cash used in investing activities of $42.5 million during the nine months ended September 30, 2020. The increase in net cash used in investing activities of $78.1 million was primarily due to higher net purchases of marketable securities during the nine months ended September 30, 2021, as compared to during the nine months ended September 30, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $185.6 million during the nine months ended September 30, 2021 compared to net cash provided by financing activities of $64.9 million during the nine months ended September 30, 2020. Net cash provided by financing activities during the nine months ended September 30, 2021 primarily consisted of net proceeds of approximately $182.9 million from the completion of the public offerings of our common stock in January 2021 and August 2021. Net cash provided by financing activities during the nine months ended September 30, 2020 primarily consisted of net proceeds of approximately $64.2 million from the issuance of common stock in a private placement in June 2020.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements into 2024. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

•

the progress, costs and results of our ongoing open label extension of our Phase 2b clinical trial of losmapimod for the treatment of FSHD, our ongoing Phase 2 open label clinical trial of losmapimod for the treatment of FSHD, our ongoing Phase 1 clinical trial of FTX-6058 in healthy adult volunteers and patients with SCD and our planned Phase 1b clinical trial of FTX-6058 in patients with SCD;

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

Contractual Obligations

During the three and nine months ended September 30, 2021, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K filed with the SEC on March 4, 2021.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended September 30, 2021, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 4, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of corporate bonds, commercial paper, and money market funds that are invested in U.S. Treasury securities and our investments are in short-term marketable securities, such as corporate bonds and commercial paper. As of September 30, 2021, we had cash, cash equivalents, and marketable securities of $240.3 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2021, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2021 and 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Accounting (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Vice President, Finance and Accounting concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net loss was $70.8 million for the year ended December 31, 2020 and $57.4 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $279.0 million. To date, we have funded our operations primarily from the sale of shares of our common stock in public offerings, a private placement, and in “at-the-market” offerings, through issuances of convertible preferred stock, and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•

continue our clinical development of losmapimod, including our ongoing open label extension of our Phase 2b clinical trial of losmapimod for the treatment of FSHD and our ongoing Phase 2 open label clinical trial of losmapimod for the treatment of FSHD;

•

continue our clinical development of FTX-6058, including our ongoing Phase 1 clinical trial in healthy adult volunteers and patients with SCD and our planned Phase 1b clinical trial of FTX-6058 in patients with sickle cell disease, or SCD;

•	continue our ongoing preclinical studies;
•	advance clinical-stage product candidates into later stage trials;
•	pursue the discovery of drug targets for other genetically defined rare diseases and the subsequent development of any resulting product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our open label extension of our Phase 2b clinical trial and our phase 2 open label clinical trial of losmapimod for the treatment of FSHD, continue our Phase 1 clinical trial of FTX-6058 in healthy adult volunteers and patients with SCD, prepare for our planned Phase 1b clinical trial of FTX-6058 in patients with SCD, continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our ongoing open label extension of our Phase 2b clinical trial of losmapimod for the treatment of FSHD, our ongoing Phase 2 open label clinical trial of losmapimod for the treatment of FSHD, our ongoing Phase 1 clinical trial of FTX-6058 in healthy adult volunteers and patients with SCD and our planned Phase 1b clinical trial of FTX-6058 in patients with SCD;

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

As of September 30, 2021, we had cash, cash equivalents, and marketable securities of approximately $240.3 million. We believe that our cash, cash equivalents, and marketable securities as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

We are early in our development efforts, and we have advanced only two product candidates into clinical trials, losmapimod for the treatment of FSHD, and FTX-6058 in healthy adult volunteers. We have invested substantially all of our efforts and financial resources in our proprietary product engine to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of genetically defined rare diseases. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

A key element of our strategy is to use our proprietary product engine to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of genetically defined rare diseases, with an initial focus on identifying small molecules specific to the identified cellular target. Even if we are successful in identifying drug targets and potential product candidates, such candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. Identifying, developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in product development. We cannot provide stockholders any assurance that we will be able to successfully identify additional product candidates with our product engine, including as a result of our collaborations with Acceleron and MyoKardia, advance any additional product candidates through the development process or successfully commercialize any such additional product candidates. Regulatory authorities have substantial discretion in the approval process and may cause delays in the approval or rejection of an application. As a result of these factors, it is difficult for us to predict the time and cost of product candidate development. There can be no assurance that any development problems we experience in the future related to our proprietary product engine or any of our research or development programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. If we do not successfully identify, develop, obtain regulatory approval for and commercialize product candidates based upon our technological approach, we will not be able to generate product revenues.

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

Identifying and qualifying patients to participate in clinical trials for our product candidates is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. Because of our primary focus on genetically defined rare diseases, we may have difficulty enrolling a sufficient number of eligible patients.

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

We primarily focus our research and product development on treatments for genetically defined rare diseases. Given the small number of patients who have the rare diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research that we conducted, and may prove to be incorrect or contain errors. New studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations for many of the indications we are evaluating are very small, we may never achieve profitability despite obtaining such significant market share.

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

We expect to rely on third parties for the manufacture of FTX-6058 for any future clinical trials, including our planned Phase 1b trial in patients with SCD, and for the manufacture of any future product candidates for preclinical and clinical testing. We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any other product candidates for which we or our collaborators obtain marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Currently, our patent portfolio related to FTX-6058 includes one issued U.S. patent that is expected to expire in 2040, two U.S. non-provisional applications and related pending patent applications in Canada and Mexico, Europe, Africa, Australia and New Zealand, South America, and Asia that, if issued, are expected to expire between 2039 and 2040, and three pending U.S. provisional applications, if resulting in an issued patent, would be expected to expire in 2042. Patents may never issue from our patent applications, or the scope of any patent may not be sufficient to provide a competitive advantage.

With respect to losmapimod, the patents to losmapimod licensed from GSK as a composition of matter and pharmaceutical composition are expected to expire on February 10, 2023. We own one U.S. patent covering the use of losmapimod for the treatment of patients with FSHD and one U.S. patent covering the use of other clinical-stage p38 inhibitors for the treatment of patients with FSHD, each of which are expected to expire in 2038, and related patents and pending patent applications in Canada and Mexico, Europe, Africa, Australia and New Zealand, South America, and Asia with expiration dates in 2038. We also own two related pending U.S. non-provisional applications and one U.S. provisional application that, if resulting in issued patents, are expected to expire between 2038 and 2042. In addition, our owned patents and patent applications pertaining to losmapimod are not to the composition but, rather, are directed to certain methods of treating FSHD. We cannot be certain that our pending patent applications related to the losmapimod program will be granted. Even if such patent applications issue as patents, they will not prevent third parties from commercializing losmapimod for other indications.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.  To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction. In August 2021, the Centers for Medicare & Medicaid Services issued a new proposed rule similar to the President Trump’s most favored nation model under which Medicare Part B reimbursement for certain drugs would be based on lower prices in other countries. The Biden Administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review.  It remains to be seen how the Biden Administration will address pricing of prescription pharmaceuticals, but under Medicare Part D, the Biden Administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the Biden Administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate.  The American Rescue Plan Act of 2021, comprehensive COVID-19 relief legislation recently enacted under the Biden Administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

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

As of October 28, 2021, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 49.3% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

In addition, we have filed or intend to file registration statements registering all shares of common stock that we may issue under our equity compensation plans or pursuant to equity awards made to newly hired employees outside of equity compensation plans. Such registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Effective September 7, 2021, we granted one employee an option to purchase 140,000 shares of our common stock at an exercise price of $28.49 per share. Effective September 30, 2021, we granted one employee an option to purchase 58,000 shares of our common stock at an exercise price of $28.21 per share. These options were inducement grants in accordance with Nasdaq Listing Rule 5635(c)(4), which were made outside of our 2019 Stock Incentive Plan. The options have a ten-year term and vest over four years, with 25% of the shares underlying the option grants vesting on the first anniversary of the respective employee’s start date and an additional 6.25% of the shares vesting in equal quarterly installments over the twelve successive quarters following the first anniversary of the respective start date, subject to such employee’s continued service with us through the applicable vesting dates. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.

No underwriters were involved in the foregoing issuances of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. The recipients either received adequate information about us or had access, through other relationships, to such information.

Other than as stated above, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 through July 31, 2021	—	$—	—	$—
August 1, 2021 through August 31, 2021	536	0.07	—	—
September 1, 2021 through September 30, 2021	—	—	—	—
Total	536	$0.07	—	$—

(1)

Represents shares of unvested common stock that were repurchased by us from certain former employees upon termination of employment in accordance with the terms of the applicable employee's restricted stock agreement. We repurchased the shares from the former employees at the original purchase price.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Form of Inducement Stock Option Agreement.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULCRUM THERAPEUTICS, INC.

Date: November 4, 2021	By:	/s/ Bryan Stuart
Bryan Stuart
Chief Executive Officer and President, Director

Date: November 4, 2021	By:	/s/ Peter Thomson
Peter Thomson
Vice President, Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)