Form 10-K
period 2021-12-31
Fulcrum Therapeutics, Inc.
filed 2022-03-03
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 30, 2021, was approximately $248,910,889.

The number of shares of registrant’s common stock outstanding as of February 24, 2022 was 40,637,216.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “Fulcrum,” “Fulcrum Therapeutics,” “the Company,” “we,” “us,” “our” and similar references refer to Fulcrum Therapeutics, Inc. together with its consolidated subsidiary. The Fulcrum Therapeutics logo, FulcrumSeek and other trademarks or service marks of Fulcrum Therapeutics, Inc. appearing in this Annual Report on Form 10-K are the property of Fulcrum Therapeutics, Inc. This Annual Report on Form 10-K also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," “outlook,” "plan," "potential," "predict," "project," "should," "target," "would," and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and include, among other things:

•
our ongoing clinical trials of losmapimod and FTX-6058;
•
the impact of the ongoing COVID-19 pandemic on our business and operations, including our clinical trials and development plans, as well as our future financial results;
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
•
the rate and degree of market acceptance and clinical utility of our products, if our product candidates are approved;
•
our estimates regarding the potential market opportunity for our product candidates;
•
our commercialization, marketing and manufacturing capabilities and strategy;
•
our intellectual property position;
•
the progress and results of our collaborations with Acceleron Pharma Inc., or Acceleron, a wholly-owned subsidiary of Merck & Co., Inc., or Merck, and MyoKardia, Inc., or MyoKardia, a wholly-owned subsidiary of Bristol-Myers Squibb Company;
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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $80.8 million for the year ended December 31, 2021 and $70.8 million for the year ended December 31, 2020. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of December 31, 2021, we had an accumulated deficit of $302.5 million.
•
We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our clinical trials of losmapimod and FTX-6058 and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates.
•
We are early in our development efforts, and we only have two product candidates in clinical trials. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•
We may not be successful in our efforts to use FulcrumSeek, our proprietary product engine to build a pipeline of product candidates. A key element of our strategy is to use FulcrumSeek to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of genetically-defined rare diseases, with an initial focus on identifying small molecules specific to the identified cellular target.
•
Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. The results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•
Because we are developing some of our product candidates for the treatment of diseases in which there is limited clinical experience and, in some cases, using new endpoints or methodologies, the U.S. Food and Drug Administration, or FDA, or other regulatory authorities may not consider the endpoints of our clinical trials to predict or provide clinically meaningful results.

ii

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
•
We rely, and expect to continue to rely, on contract manufacturing organizations, or CMOs, to manufacture our product candidates. If we are unable to enter into such arrangements as expected or if such organizations do not meet our supply requirements, development and/or commercialization of our product candidates may be delayed.
•
We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which may harm our business.
•
We have entered into, and may in the future enter into, collaborations with third parties for the discovery, development or commercialization of product candidates, including our collaborations with Acceleron and MyoKardia. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.
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

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our most advanced clinical product candidate, losmamipod, is in development to treat the root cause of facioscapulohumeral muscular dystrophy, or FSHD. Our other clinical product candidate is FTX-6058, which is being developed for the treatment of certain hemoglobinopathies, including sickle cell disease, or SCD, and ß-thalassemia. We expect to initiate REACH, a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of losmapimod, our product candidate for FSHD, in the second quarter of 2022. We initiated a Phase 1b clinical trial of FTX-6058 in people with SCD in the fourth quarter of 2021, and we expect to report initial data from that Phase 1b trial in the second quarter of 2022. Additionally, we submitted an investigational new drug application, or IND, in the fourth quarter of 2021 for FTX-6058 in other select hemoglobinopathies, including ß-thalassemia, and expect to initiate a Phase 1b study in the second quarter of 2022.

We have developed a proprietary product engine, FulcrumSeek, that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat known root causes of genetically defined diseases. Our product engine integrates patient-derived tissue and disease-relevant cell models that we interrogate using our pharmacologically diverse and highly annotated small-molecule compound library and customized CRISPR and RNAi libraries. These screens generate tens of millions of data points and high-content imaging. We then apply computational biology and analytics to identify targets with specificity and selectivity accompanied by a comprehensive data set that significantly accelerates development. This approach led to the identification of both losmamipod for FSHD and FTX-6058 for hemoglobinopathies, as well as a robust discovery pipeline. We expect to nominate our next development candidate this year to support our fourth IND by the end of the first quarter of 2023.

Our most advanced product candidate, losmapimod, is a small molecule that we are developing for the treatment of FSHD, a rare, progressive and disabling disorder characterized by muscle degeneration and fat infiltration. Disease progression results in the accumulation of disability with many patients ultimately becoming dependent on wheelchairs and losing independence as their ability to perform activities of daily living decreases. Losmapimod selectively targets p38α/ß mitogen activated protein kinase, or p38α/ß. We utilized our product engine to discover that inhibition of p38α/ß reduced expression of the DUX4 gene in muscle cells derived from patients with FSHD. The aberrant expression of the DUX4 gene is the known root cause of FSHD. There are no approved therapies for FSHD, one of the most common forms of muscular dystrophy, with an estimated patient population of 16,000 to 38,000 in the United States and 300,000 to 780,000 globally. Losmapimod has received orphan drug designation from both the FDA and the European Medicines Agency, or EMA, for the treatment of FSHD, and in May 2021, received fast track designation from the FDA.

Following our discovery of the role of p38α/ß inhibitors in the reduction of DUX4 expression in preclinical models of FSHD, we performed an extensive review of known compounds. As a result of our evaluation, we identified losmapimod as the preferred developmental candidate based on the substantial and attractive preclinical and clinical data. We in-licensed losmapimod from affiliates of GlaxoSmithKline plc, or GSK, in February 2019. GSK had previously administered losmapimod to nearly 3,500 subjects across multiple clinical trials, including one Phase 3 clinical trial, and losmapimod was generally well-tolerated across these studies. GSK did not conduct a clinical trial of losmapimod in patients with FSHD or any other muscle disorder. We conducted extensive preclinical testing of losmapimod in patient-derived, tissue-relevant cell models and observed that losmapimod selectively reduced DUX4-driven gene expression and restored a healthy gene expression signature with minimal impact on healthy human muscle cells or other cell types.

We conducted a randomized, double-blind, placebo-controlled, multicenter, international Phase 2b clinical trial, referred to as ReDUX4, to evaluate losmapimod in 80 patients with FSHD. In this Phase 2b clinical trial, the primary endpoint was change in DUX4-driven gene expression, an experimental molecular biomarker. Secondary endpoints included evaluation of safety and tolerability, pharmacokinetics, or PK, in blood, as well as measures of muscle health, structure and function, including muscle fat infiltration, or MFI, reachable workspace, or RWS, and patient-reported outcomes. Concurrently, we initiated a single-center open label Phase 2 clinical trial to investigate the safety and tolerability of chronic treatment with losmapimod in patients with FSHD. In the ongoing extension of the open label trial, we are also evaluating measures of muscle function, muscle strength, and patient reported quality of life.

We presented the full data from the ReDUX4 trial in June 2021. While the primary endpoint was not met, results demonstrated clinically relevant benefits versus placebo on multiple measures of muscle health and function as well as patient reported outcomes at 48 weeks. Losmapimod-treated participants showed decreased progression of MFI as measured in intermediate muscles, which are muscles already affected by disease and most likely to show signs of disease progression. Normal appearing muscles appeared to be preserved in the losmapimod group versus placebo. Treatment with losmapimod was shown to slow the rate of decline and improve accessible surface area in RWS, which is a measure of function that assesses upper extremity range of motion and has been shown to be an important measure of independence. Additionally, patients reported feeling better when treated with losmapimod compared to placebo through the Patient Global Impression of Change, or PGIC, assessment. PGIC is a measure of self-reported change in how a patient feels and functions. Losmapimod was generally well-tolerated, with no drug-related serious adverse events reported.

Based on the ReDUX4 data , we engaged with external experts,U.S. and EU regulatory agencies, including FDA, and gained alignment on key aspects of the design of a Phase 3 trial. We expect to initiate our Phase 3 trial, REACH, in the second quarter of 2022. REACH will be a randomized, double-blind, placebo-controlled, multi-national trial to evaluate the efficacy and safety of losmapimod for the treatment of FSHD. The trial is expected to enroll approximately 230 adults with FSHD. Patients will be randomized 1:1 to receive either losmapimod, administered orally as a 15 mg tablet twice a day, or placebo, and evaluated over a 48-week treatment period. The primary endpoint of the study is the absolute change from baseline in RWS. Secondary endpoints include MFI, PGIC, and Quality of Life in Neurological Disorders of the upper extremity, or Neuro QoL UE. The trial will also include patient-centered assessments of healthcare utilization.

Our other product candidate, FTX-6058, is an investigational oral fetal hemoglobin, or HbF, inducer that is in development for SCD and select other hemoglobinopathies, including ß-thalassemia. FTX-6058 is designed to bind to embryonic ectoderm development, or EED, and inhibit the transcriptional silencing activity of the polycomb repressive complex 2, or PRC2. By doing so, preclinical studies have shown that FTX-6058 downregulates key HbF repressors, including BCL11A and MYB, and upregulates HbF.

SCD is a genetic blood disorder caused by a mutation in the ß-subunit gene, or HBB gene. This mutation results in the formation of abnormal hemoglobin, or HbS, which causes red blood cells, or RBCs, to change from a round shape into a sickle shape that significantly impairs their function. ß-thalassemia is a rare blood disorder caused by various genetic mutations in the HBB gene that can significantly impair the production of hemoglobin and RBCs. We designed FTX-6058 to compensate for the root cause of these hemoglobinopathies by inducing the expression of the two γ-globin genes, HBG1/2, whose expression is normally silenced shortly after birth. The HBG1/2 genes encode for γ-globin, a component of HbF, which is known to repair the abnormal RBC shape in SCD and to compensate for the presence of HbS in SCD and ß-thalassemia. We have observed in vitro and in vivo activation of the HBG1/2 genes in preclinical studies with FTX-6058. We have also observed that FTX-6058 demonstrated robust levels of HbF elevation with no adverse effects on important cellular health markers. We conducted additional pre-clinical profiling in CD34+ derived cells and observed that treatment with FTX-6058 increased HbF levels to approximately 30% of total hemoglobin, as measured by mass spectrometry, high performance liquid chromatography, and fast protein liquid chromatography techniques. The elevation of HbF was significantly greater than we observed with hydroxyurea in the cell models.

In the fourth quarter of 2020, we initiated a Phase 1 clinical trial of FTX-6058 in healthy adult volunteers. The Phase 1 randomized, double-blind, placebo-controlled trial was designed to evaluate the safety, tolerability, and PK of ascending doses of FTX-6058. In the single-ascending dose, or SAD, cohorts, healthy volunteers received one dose of either placebo or 2, 4, 10, 20, 30, 40 or 60mg of FTX-6058. In the multiple-ascending dose, or MAD, cohorts, healthy volunteers received a once-daily dose of placebo or 2, 6, 10, 20 or 30mg of FTX-6058 for 14 consecutive days. Each MAD cohort had six subjects on drug and two on placebo. Food effect was also studied in a separate 20mg dose cohort. Exploratory measures were included in the MAD cohorts to assess target engagement, changes in HBG mRNA and HbF-containing reticulocytes, or F-reticulocytes. A 6mg dose cohort in people with SCD was later added to this trial to further inform PK and pharmacodynamic, or PD, modeling for future dose selections.

We reported data from the 2, 4, 10, 20, 30 and 40mg SAD cohorts and the 2, 6 and 10 mg MAD cohorts in healthy volunteers in August 2021, and we reported data from the 60 mg SAD cohort and the 20 and 30 mg MAD cohorts in healthy volunteers, as well as data from the 20 mg cohort assessing food effect in December 2021.

FTX-6058 was generally well-tolerated with no serious adverse events reported and no discontinuations due to treatment-emergent adverse events, or TEAEs, across all SAD and MAD cohorts. Data continued to show dose-proportional PK, with a mean half-life of approximately 6-7 hours in the MAD cohorts, supporting once-daily dosing, and no food effect was observed with FTX-6058. Data from the MAD cohorts continued to show robust target engagement, as evidenced by an approximately 75-95% reduction from baseline in H3K27me3 after 14 days of treatment.

Data from the MAD cohorts also showed time- and dose-dependent HBG mRNA induction, as shown in the chart below, demonstrating proof-of-biology. Persistent HBG mRNA induction was observed for 7-10 days after treatment. In preclinical studies of FTX-6058, increases in HBG mRNA have consistently translated to the same fold increases in HbF protein. Notably, human genetics show that 2-3-fold increases in HbF above typical baseline levels in SCD are associated with significantly improved outcomes, and even functional cures, in people with SCD. FTX-6058 has now demonstrated dose-proportional greater than mean 2-fold induction in HBG mRNA, the key precursor to HbF protein, starting with the 6mg dose.

HBG mRNA Mean Fold Induction for FTX-6058 versus Placebo

	2mg*		6mg*		10mg*		20 mg		30mg
	Mean Fold Induction	P-value	Mean Fold Induction	P-value	Mean Fold Induction	P-value	Mean Fold Induction	P-value	Mean Fold Induction	P-value
Day 7	1.28	0.3494	1.94	0.0135	2.08	0.0063	2.06	0.0072	2.29	0.0025
Day 14	1.20	0.5122	2.45	0.0025	3.54	<0.0001	5.63	<0.0001	6.15	<0.0001
Safety Follow-up (Day 21-24)	1.21	0.3736	2.75	<0.0001	3.22	<0.0001	6.45	<0.0001	6.13	<0.0001

As shown in the chart below, HbF containing F-cells, or F-reticulocytes, also increased starting at day 14 and continued to increase at the safety follow-up visit, which was seven to 10 days after conclusion of dosing. Notably, increases in F-reticulocytes of any magnitude are a first indicator that HBG mRNA is translating to HbF protein production but fold changes in F-reticulocytes are not correlated with fold changes in HbF.

F-Reticulocyte Mean Fold Increase for FTX-6058 versus Placebo

	2mg*		6mg*		10mg*		20 mg		30mg
	Mean Fold Increase	P-value	Mean Fold Increase	P-value	Mean Fold Increase	P-value	Mean Fold Increase	P-value	Mean Fold Increase	P-value
Day 7	0.53	0.1070	1.02	0.9524	0.83	0.6214	0.71	0.3831	1.50	0.2928
Day 14	0.88	0.6881	1.25	0.4895	2.23	0.0180	1.00	0.9880	1.71	0.1049
Safety Follow-up (Day 21-24)	0.63	0.2167	1.65	0.0943	3.93	<0.0001	1.79	0.0591	2.38	0.0059

* Fold changes from these cohorts were updated to reflect the fold-increase over pooled placebo data across all cohorts from 2-30mg versus previously reported fold changes over pooled placebo data across 2-10mg cohorts.

We initiated a Phase 1b clinical trial of FTX-6058 in people with SCD in the fourth quarter of 2021, with the aim of establishing early proof of concept in SCD. The open label trial is designed to assess safety, tolerability, PK and PD effects, including HbF protein induction of up to three doses, starting with 6mg once daily dose, to inform dose selection for future development. Each dose cohort will have up to 10 patients who will be treated for up to three months. We expect to report initial data, including HbF protein levels, from the trial in the second quarter of 2022.

According to the National Institutes of Health, or NIH, there are approximately 7,000 rare, genetically defined human diseases, many of which have inadequate or no approved treatments. Our current drug target identification and development efforts are focused on rare muscular, hematologic and neurologic, disorders. We also anticipate utilizing FulcrumSeek to discover drug targets for genetically defined diseases in other therapeutic areas and for other disorders. In addition to drug targets that we prioritize for internal development, we may identify other drug targets that we would consider for development through partnerships. For example, we are utilizing FulcrumSeek to discover drug targets within a targeted indication within the pulmonary disease space under our collaboration and license agreement with Acceleron, a wholly owned subsidiary of Merck, and for the potential treatment of certain genetically defined cardiomyopathies under our collaboration and license agreement with MyoKardia, a wholly-owned subsidiary of Bristol-Myers Squibb Company.

Our Pipeline

Using FulcrumSeek, we have generated a pipeline of disease-modifying therapies that address the known root cause of rare genetic diseases. The following chart summarizes key information about our pipeline.

Our Strategy

We are leveraging the broad applicability of our proprietary product engine to discover and develop small molecule therapies that modulate gene expression to address the known root cause of genetically defined rare diseases in areas of high unmet medical need. We believe that our initial product candidates for the treatment of FSHD, SCD and ß-thalassemia may have the potential to treat patients with these debilitating and, in some cases, life-threatening illnesses. The key components of our strategy include:

•
Rapidly develop losmapimod for the treatment of FSHD. We aim to rapidly develop losmapimod for the treatment of FSHD through clinical development and regulatory approval. In the second quarter of 2022, we plan to initiate a randomized, double-blind, placebo-controlled, 48-week Phase 3 trial to evaluate the efficacy and safety of losmapimod for the treatment of FSHD.
•
Rapidly develop FTX-6058 for the treatment of select hemoglobinopathies. We have initiated a Phase 1b clinical trial of FTX-6058 in people with SCD and expect to report initial data from the trial in the second quarter of 2022. We submitted an IND to the FDA in the fourth quarter of 2021 for FTX-6058 in other select hemoglobinopathies, including ß-thalassemia, and expect to initiate a Phase 1b study in the second quarter of 2022.
•
Continue to apply FulcrumSeek to grow our portfolio of product candidates for the treatment of genetically defined diseases. We have developed a rigorous assessment and selection process to determine which of the approximately 7,000 rare, genetically defined diseases we intend to evaluate in drug target identification activities. We are applying FulcrumSeek to discover drug targets to modulate gene expression and develop product candidates for the potential treatment of the root cause of disease.
•
Further expand our product engine capabilities. We have significantly enhanced the scale and power of FulcrumSeek to increase the pace of discovery and we intend to further expand our capabilities to enhance the therapeutic reach and productivity of our drug discovery process. We expect to name our next development candidate in 2022 to support our fourth IND by the end of the first quarter of 2023.

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
•
Selectively enter into strategic partnerships to maximize the value of our product engine and pipeline. Given the breadth of opportunities for our proprietary product engine to discover drug targets and develop product candidates for genetically defined diseases, we may enter into strategic partnerships for certain drug targets, product candidates or disease areas, such as our collaboration and license agreements with Acceleron, a wholly-owned subsidiary of Merck, and MyoKardia, a wholly-owned subsidiary of Bristol Myers Squibb. Partnerships may provide an attractive avenue for expanding the impact of our proprietary product engine

Gene Regulation

The human genome provides the blueprint, or genetic code, for life. The sequencing of the human genome has enabled significant insights into understanding the genetic underpinnings of many diseases. Genes are the fundamental units of biology, but the gene itself is rather static. The identity and function of each cell is determined by a specific set of factors that activate or repress mechanisms that regulate genes in the desired manner. There are many mechanisms that control the human genome by up or down regulating gene expression, and these regulatory mechanisms are controlled by various pathways and signals. Defects in a gene or any of these regulatory mechanisms can result in misexpression, aberrant expression or silencing of a gene that may lead to or is closely associated with disease.

The graphic below illustrates the key steps in the gene expression process in cells and how they are under the control of a variety of regulatory signals and pathways.

Our Opportunity

We have the ability to develop, scale and characterize complex cellular models of human disorders of gene misexpression and mis-regulation. Our current drug target identification and development efforts are focused on rare muscular, hematologic and neurologic disorders. We also anticipate utilizing FulcrumSeek to discover drug targets for genetically defined diseases in other therapeutic areas. Our target identification and validation process provides a systematic way to approach the identification of unique drug targets that, when activated or inhibited, may increase or decrease gene expression in genetically defined diseases with the aim of restoring a healthy or functional phenotype. Our product engine is designed to be agnostic to cell type, pathway and therapeutic modality. While our drug target selection process is guided by our strategy to advance small molecule therapeutics that treat the root cause of disease into clinical development, we also may identify drug targets that might be addressable by other treatment modalities, such as antisense oligonucleotides, or ASOs, small interfering RNAs, or siRNAs, or antibodies.

We are continuing to expand our proprietary library of highly annotated small molecules to facilitate the process by which we assess diseases and generate drug target hypotheses through our computational biology expertise. We screen our proprietary small molecule library and customized CRISPR or RNAi libraries in patient-derived tissue and disease-relevant cell models, such as skeletal muscle cells, cardiac muscle cells, brain cells and blood cells. FulcrumSeek is designed to provide a unique understanding into gene regulatory and signaling pathways that may be relevant for the activation or repression of a particular gene associated with the disease of interest. To achieve this, we profile many features that are impacted when a cell of interest is treated with a perturbagen, such as a small molecule probe, CRISPR guide, siRNA, or microRNAs. These features include a comprehensive assessment of transcripts that are modulated (quantified by RNA sequencing, or RNAseq) and cellular processes that are measured by imaging techniques. We expect that the data from these screens will allow us to develop a broader understanding of biology that may be relevant in disease. With the completion of each additional screening, FulcrumSeek increases in size, and our insights and knowledge are further expanded. Moreover, with the initiation of our collaborations with Acceleron and MyoKardia, we are further demonstrating the scope of our disease modeling and target identification capabilities with the expansion into pulmonary and cardiovascular disease.

According to the NIH there are approximately 7,000 rare, genetically defined human diseases, many of which have inadequate or no approved treatments. We believe that our approach to selecting and modeling certain of these human diseases with patient-derived tissue-relevant cells, followed by screening with our proprietary small molecule library and customized CRISPR or RNAi libraries, could be broadly applied to the identification of drug targets that have the potential to balance the expression of many genes known to drive or ameliorate disease.

Our Approach

The ability to intervene in gene regulatory pathways that control gene expression provides the basis of FulcrumSeek. Our approach is to broadly search for mechanisms that can change gene expression in the desired manner. These drug targets may be intracellular targets or extracellular targets that affect a signaling pathway. Key considerations we use to determine which genetically defined diseases are suitable to evaluate in drug target identification activities include:

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

FulcrumSeek is designed to enable us to address diseases in which genes are mis-expressed, silenced or result in mutated gene products, such as RNA or protein, due to an underlying genetic defect. There are varied approaches to treating disease by balancing gene expression including reducing the expression of a gene that causes disease (e.g., DUX4 in FSHD), increasing the expression of an under-expressed gene or expressing a compensatory gene (e.g., HBG1/2 in SCD and ß-thalassemia). Our preclinical modeling of the relevant tissue is critical for success, and we believe this is best achieved using human cell systems derived from patients with the disease. We primarily seek to identify drug targets that may balance gene expression in these human cell systems and that are amenable to drugging using a small molecule. In addition to drug targets that we prioritize for internal development, we may identify other drug targets that we would consider for development through partnerships.

Our Lead Product Candidates

We have used our proprietary product engine and screening efforts to identify drug targets for our lead product candidates. The following chart summarizes key information about our lead product candidates.

Our Product Candidate for FSHD - Losmapimod

Overview of Facioscapulohumeral Muscular Dystrophy

Facioscapulohumeral muscular dystrophy is a rare, progressive and disabling disease for which there are no approved treatments. FSHD is one of the most common forms of muscular dystrophy and affects both sexes equally, with onset typically in teens and young adults. FSHD is characterized by progressive skeletal muscle loss that initially causes weakness in muscles in the face, shoulders, arms and trunk and progresses to weakness in muscles in lower extremities and the pelvic girdle. Skeletal muscle weakness results in significant physical limitations, including progressive loss of independence, including impacts to facial muscles that can cause problems with communication, difficulty using arms for activities of daily living and difficulty getting out of bed, with many patients ultimately becoming dependent upon the use of a wheelchair for daily mobility activities. The majority of patients with FSHD also report experiencing chronic pain, anxiety and depression. The diagnosis and treatment of patients with FSHD is typically performed by neurologists.

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
***
***
n=7
n=7
n=16
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

FulcrumSeek Identified the Drug Target for FSHD

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

Losmapimod Overview

After identifying p38α/ß as a potential drug target, we evaluated multiple small molecule inhibitors of p38α/ß. Each of these inhibitors had previously been evaluated in clinical trials for the treatment of various diseases but never in muscle disorders. As a result of our evaluation and relative to other p38α/ß inhibitors, we identified losmapimod as the preferred development candidate based on substantial and attractive preclinical and clinical data regarding safety, PK and target inhibition, and its advanced stage of development. Losmapimod was originally evaluated by GSK in nearly 3,500 subjects in clinical trials across multiple indications and in multiple countries. GSK did not evaluate losmapimod in FSHD or in any other muscle disorder. Although GSK did not pursue regulatory approval in the indications evaluated, losmapimod demonstrated an attractive PK, PD, safety and tolerability profile, including in chronic dosing. Additionally, we observed in preclinical studies using losmapimod that inhibition of the p38α/ß pathway reduced DUX4 expression and downstream gene expression. After identifying losmapimod, we in-licensed the molecule from GSK because we believed that its safety and pharmacology history would significantly expedite our development plan and enhance our future regulatory submissions.

In June 2021, we reported full data from the randomized, double-blind placebo-controlled multicenter international Phase 2b clinical trial, or ReDUX4. Although the primary endpoint was not met, we demonstrated slowing of disease progression and improved function in FSHD patients treated with losmapimod compared to placebo. In the second quarter of 2022, we expect to initiate a randomized, double-blind, placebo-controlled, 48-week Phase 3 trial to evaluate the efficacy of losmapimod for the treatment of FSHD.

In January 2020, the FDA granted orphan drug designation to losmapimod for the treatment of FSHD. In March 2020, the EMA granted orphan drug designation to losmapimod for the treatment of FSHD. In May 2021, the FDA granted fast track designation to losmapimod for the treatment of FSHD.

Clinical Trial: Phase 2b (ReDUX4)

In June 2021, at the FSHD International Research Congress, we presented full data from our randomized, double-blind, placebo-controlled multicenter international Phase 2b clinical trial, the ReDUX4 trial, in 80 patients with FSHD1 and clinical severity scores of two to four on the Ricci scale. In this trial, we evaluated treatment with 15 mg of losmapimod or placebo tablets twice per day over a 24 or 48-week period. Enrollment was completed in February 2020. Patients were randomized 1:1 between the treatment and placebo arms. The FDA accepted the IND for losmapimod in June 2019, and we also submitted CTAs at various dates during 2019 to conduct the trial at sites in Europe and Canada, all of which were accepted. We presented data from a pre-specified interim analysis in August 2020. We completed the ReDUX4 trial in January 2021 and presented full data from the trial at the FSHD International Research Congress on June 24, 2021.

The primary endpoint was the change in DUX4-driven gene expression in affected skeletal muscle at 16 or 36 weeks, which was included as an experimental biomarker. The trial was also designed to capture a wide range of data relating to FSHD progression in addition to safety, target engagement and PK data. The secondary endpoints were evaluation of safety and tolerability in FSHD patients, PK in blood, losmapimod concentration in skeletal muscle biopsies, target engagement in blood and in muscle biopsies, and efficacy based on the whole-body skeletal muscle MRI biomarker. The whole-body MRI scans evaluated changes in MFI , muscle fat fraction and lean muscle volume. The muscles evaluated in the trial were classified as normal appearing (not affected by disease), intermediate (clearly affected by disease but not so severely fat replaced to have lost all function) or end stage (severely fat replaced and have lost most if not all function). The exploratory endpoints included RWS, timed up and go, or TUG test, an optimized timed up and go test for FSHD, or FSHD TUG, muscle strength measured by hand-held dynamometry, other muscle function measures and patient reported outcomes.

The original design of ReDUX4 included a muscle biopsy at week 16 during the 24-week treatment period followed by an open label extension. Sixteen of the 80 subjects in trial completed the 24-week treatment period and rolled over to the open label extension portion of the trial. As a result of the ongoing COVID-19 pandemic, we extended the ReDUX4 treatment period from 24 to 48 weeks through a protocol amendment to ensure the safety of the subjects and to allow for the opportunity for a biopsy at week 16 as originally intended or at week 36. Approximately 64 subjects who did not complete the original 24-week treatment period continued in the 48-week treatment period in the randomized portion of the trial. The extension from 24 to 48 weeks also allowed for a longer assessment in a placebo-controlled design of the skeletal muscle MRI secondary endpoint and the various exploratory clinical endpoints, such as RWS, optimized FSHD TUG test, muscle function measures and patient reported outcomes.

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

The interim results included an analysis of the first 29 subjects who completed their 16-week biopsy. PK, demographics and the primary endpoint were assessed. The interim analysis was not powered for statistical significance and did not include individual patient level data. Subjects were randomized to receive an oral dose of losmapimod 15mg (n=15) or placebo (n=14) twice per day. While results showed a significant reduction in DUX4-driven gene expression in the muscle biopsies of subjects whose baseline biopsy showed the highest levels of DUX4 gene expression (38-fold decrease with losmapimod, n=3, and 5.4 fold-decrease with placebo, n=5), the population level data analysis of the reduction in DUX4-driven gene expression from all 29 subjects did not show a separation of losmapimod from placebo (3.7 fold increase with losmapimod, n=15, and 2.8 fold increase with placebo, n=14). Results suggested that muscle biopsies within the higher range of DUX4-driven gene expression at baseline may be needed to observe a reduction.

In June 2021, we reported full results from ReDUX4. The trial did not meet the primary endpoint, change from baseline in DUX4-driven gene expression in affected skeletal muscle at Week 16 or Week 36. Secondary and exploratory endpoints showed clinically relevant and nominally statistically significant benefits in the losmapimod treated group versus placebo on multiple measures of structural and functional FSHD progression and patient reported outcomes at 48 weeks. As the primary endpoint was not met, all comparative analyses are reported with nominal statistical p-values.

•
Losmapimod-treated participants showed decreased progression in the treatment efficacy composite measure of MFI as measured in intermediate muscles, those most likely to change (p=0.01). Normal appearing muscles appeared to be preserved in the losmapimod group versus placebo based on a post hoc analysis. MFI is a measure of diffuse fatty infiltration in lean muscle tissue that is correlated with disease severity in FSHD.
•
Treatment with losmapimod was shown to slow the rate of decline and improve accessible surface area in RWS measures (p<0.05). RWS is a measure of function that assesses upper extremity range of motion. Prior studies have shown that RWS correlates with changes in the ability of patients to independently perform activities of daily living. Based on published results, RWS is an important measure of independence. The disease tends to progress from the upper body down, and loss of shoulder movement leads to loss of mobility. Participants in the losmapimod group showed improvements of up to 1.5 points from baseline in the accessible surface area when using a 500g weight on their wrist compared to placebo. Participants in the placebo group were able to access 2 to 4 points less total surface area (with and without 500g weights) measured by RWS after 48 weeks. The net difference between the groups at 48 weeks was 3.5 to 5 points, which in some patients is the difference between functional independence and dependence.
•
Participants reported feeling better when treated with losmapimod compared to placebo through the PGIC assessment (p=0.02). PGIC, a measure of self-reported change in how a patient feels and functions, showed that participants were able to recognize improvements after 48 weeks of treatment. More participants in the losmapimod group reported improvement at 48 weeks compared to placebo. Four times more losmapimod participants reported improvement over time as compared to participants treated with placebo. Importantly, fewer losmapimod participants reported worsening as compared to placebo, and no losmapimod participants reported being “much worse” as compared to more than 13% of placebo participants, who reported that their disease had become “much worse.”

Additional secondary and exploratory endpoints measuring disease progression and function demonstrated differences between losmapimod and placebo at week 48. In a post hoc analysis, dynamometry, which measures muscle strength, demonstrated that participants in the losmapimod group showed non-statistically significant trends of slower progression, as well as meaningful improvements (12-27%) in the strength of bilateral shoulder abductors and ankle dorsiflexors, two muscle groups particularly affected in FSHD, compared to placebo. Functional scales including RWS and TUG showed improvements in limb function consistent with dynamometry results. Two recently designed scales (FSHD TUG, and FSHD Health Index), did not demonstrate changes from baseline in either group or differences between losmapimod and placebo groups, suggesting that these tests are not sensitive to change over the 48-week time period. Motor function measure also showed no changes in either group or differences between the groups over 48 weeks. There was no difference in muscle fat fraction or lean muscle volume between losmapimod and placebo groups at 48 weeks in intermediate muscles.

Safety and tolerability data were consistent with previously reported results with no drug-related SAEs reported. Losmapimod was generally well-tolerated and the majority of TEAEs were deemed unlikely related or not related to study drug by the investigator. There were three SAEs (post-op wound infection, alcohol poisoning and a suicide attempt) reported in two participants in the losmapimod group, each assessed as unrelated to losmapimod. There were no deaths or discontinuations due to adverse events. Losmapimod has now been evaluated in over 3,600 subjects in clinical trials across multiple indications, including FSHD.

REACH, a Phase 3 Registrational Trial

We plan to initiate REACH, a Phase 3 trial of losmapimod in FSHD, in the second quarter of 2022. Based on data from the ReDUX4 Phase 2b study, we engaged with U.S. and EU regulatory agencies, including the FDA, and gained alignment on key aspects of the design of a Phase 3 trial intended to support a full registration approval. REACH will be a randomized, double-blind, placebo-controlled, multi-national trial to evaluate the efficacy and safety of losmapimod for the treatment of FSHD. The trial is expected to enroll approximately 230 adults with FSHD. Patients will be randomized 1:1 to receive either losmapimod, administered orally as a 15 mg tablet twice a day, or placebo, and evaluated over a 48-week treatment period. The primary endpoint of the study is the absolute change from baseline in RWS. Secondary endpoints include MFI, PGIC, and Neuro QoL UE. The trial will also include patient-centered assessments of healthcare utilization.

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

Clinical Trial: Phase 2 Open Label Study Trial

In parallel with the ReDUX4 Phase 2b clinical trial, we also initiated in August 2019 an open label, single center Phase 2 clinical trial of losmapimod in up to 16 patients with FSHD and clinical severity scores of two to four on the Ricci scale. In the first part of the trial, patients receive tablets containing 15 mg of losmapimod twice per day for up to 52 weeks. The treatment period is preceded by eight weeks of pre-treatment assessments to establish a baseline for musculoskeletal MRI biomarkers and clinical outcome assessments. We also performed an outpatient mobility assessment using wearable sensors. We are conducting the trial at a single center in the Netherlands. After the 52-week treatment period, participants had the option to elect to continue in an extension of the study, which is ongoing.

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

In the 52-week treatment period, we measured DUX4-driven gene expression before and during treatment using muscle needle biopsies in affected muscles. All patients had a pre-treatment biopsy and we will obtain a second muscle needle biopsy from each patient after four or eight weeks of treatment. The original trial design included an additional biopsy during chronic treatment at week 48, but we have removed this assessment from the trial protocol because the open label extension of ReDUX4 includes a biopsy during chronic treatment.

We measure potential losmapimod treatment effects on shoulder and upper arm function and mobility/ambulation, as well as on muscle strength and function and quality of life and activities of daily living, similar to the assessments in the Phase 2b clinical trial. The clinical outcome assessments are RWS, FSHD-TUG, muscle strength, motor function ability and generic and FSHD-specific patient reports of quality of life and activities of daily living. Other exploratory assessments include the six minute walk test, spirometry, and muscle ultrasound. There is also an assessment of day-to-day mobility using wearable sensors.

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

In connection with the ReSOLVE study, we have funded the addition of a clinical outcome assessment, which we refer to as RWS. RWS is a measure of function that assesses upper extremity range of motion. Specifically, it evaluates total shoulder and proximal arm mobility by utilizing 3D motion sensor technology. Preserving function, as assessed by RWS, is critical for maintaining abilities for self-care and other activities of daily living that directly influence quality of life. Based on published results, RWS is an important measure of independence. The RWS assessments are analyzed by a central reader. We have provided standardized hardware, software, and testing conditions to evaluate RWS at eight sites that are part of the ReSOLVE study in the United States and at three European sites. Furthermore, the RWS assessment has been registered as a medical device in the United States, Canada and Europe.

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

The figure above illustrates RWS in four quadrants. The optimized RWS includes an additional domain for the lower back, as illustrated in the figure below.

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

Prior Clinical Development of Losmapimod by GSK

GSK conducted multiple Phase 1 and Phase 2 clinical trials and one Phase 3 clinical trial of losmapimod, including in patients with chronic obstructive pulmonary disease, or COPD, acute coronary syndrome and other cardiovascular diseases, neuropathic pain, major depression disorder, focal segmental glomerulosclerosis, and rheumatoid arthritis. Nearly 3,500 subjects in 24 trials were given losmapimod with single doses as high as 60 mg and repeated oral doses as high as 15 mg twice per day for up to 52 weeks. We are using a dose of 15 mg twice per day in our clinical trials of losmapimod in FSHD. GSK did not conduct a clinical trial of losmapimod in patients with FSHD or any other muscle disorder.

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

The largest placebo-controlled clinical trial of losmapimod conducted by GSK was a Phase 3 clinical trial for the treatment of acute coronary syndrome following a heart attack, in which over 1,700 patients were given 7.5 mg of losmapimod or placebo twice per day for 12 weeks and were followed for an additional 12 weeks. In this trial, GSK observed a similar proportion of AEs and SAEs in the placebo group as compared to the losmapimod group.

There were also ten SAEs of fatality in the placebo group and 13 SAEs of fatality in the losmapimod group. In the placebo group, the SAEs of fatality were infections and infestations (two), general disorders and administrative site conditions (two), respiratory, thoracic and mediastinal disorders (three), cardiac disorder (one), gastrointestinal disorder (one) and neoplasm (one). In the losmapimod group, the SAEs of fatatity were infections and infestations (four), general disorders and administrative site conditions (three), respiratory, thoracic and mediastinal disorders (two), cardiac disorder (one), injury poisoning and procedural complications (one), gastrointestinal disorder (one) and neoplasm (one).

Among the total of 14 Phase 1 and Phase2 placebo-controlled clinical trials of losmapimod (N=1327 on losmapimod; N=735 on placebo), the distribution of SAEs was similar among losmapimod-treated and placebo-treated subjects. The most common SAEs were cardiac disorders (2% placebo; 3% losmapimod) and respiratory, thoracic and mediastinal disorders (1% placebo; 2% losmapimod). SAEs were reported in 11 of these 14 trials; 3 trials reported no SAEs.

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

Our Product Candidate for Hemoglobinopathies - FTX-6058

Hemoglobinopathies are a category of genetic disorders affecting hemoglobin, a critical component of RBCs. The function of hemoglobin is to delivery oxygen to tissues: hemoglobin picks up oxygen as RBCs circulate through the lungs and then drops off oxygen to the tissues so that they may function normally. Hemoglobinopathies result in either abnormal (mutant) hemoglobin or low levels of hemoglobin, and both of these conditions are associated with significant morbidity and mortality risks. We are developing FTX-6058, which is designed elevate the level of HbF for the treatment of patients with SCD and select other hemoglobinopathies, including ß-thalassemia.

Overview of Sickle Cell Disease

Sickle cell disease is a genetic disorder of RBCs. The root cause of SCD is a mutant hemoglobin that polymerizes in low oxygen conditions. This polymerization creates the abnormal, elongated, or sickle, shape of the RBC and results in, ultimately, hemolysis and vascular injury that causes major morbidities and significantly limits lifespan in people with SCD.

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

Approved drug treatments for SCD focus primarily on the management and reduction of pain episodes, vaso-occlusive crises, and inhibition of hemoglobin S polymerization. The four drug treatments approved in the United States are hydroxyurea, voxelotor, crizanlizumab, and L-glutamine. Hydroxyurea is approved for the treatment of anemia related to SCD to reduce the frequency of painful crises and the need for blood transfusions. Hydroxyurea has a black box warning for myelosuppression and malignancy. In general, it is limited by its adverse side effects, inconsistent patient responses and concerns regarding the cytotoxic effect of the drug. L-glutamine is approved to reduce severe complications associated with the disorder. Voxelotor, marketed by Global Blood Therapeutics, is approved under accelerated approval as a hemoglobin polymerization inhibitor. This approach maintains or increases the total amount of HbS, the mutant hemoglobin in SCD, by holding on to oxygen longer. Crizanlizumab, a P-selectin inhibitor marketed by Novartis AG, or Novartis, is approved for the reduction in the frequency of vaso-occlusive crises.

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

While multiple experimental approaches to treat SCD are being explored in clinical trials, the majority are focused on symptomatic relief or as last-line gene therapy approaches. Symptomatic approaches under investigation aim to affect issues associated with cell adhesion, sickling, thrombosis and iron homeostasis. We anticipate that a novel oral HbF inducer that affects the root cause of SCD by inhibiting the pathological polymerization caused by the mutant hemoglobin may become the standard of care for SCD. Novartis and Global Blood Therapeutics, Inc. have received approval for therapies aiming to provide relief for specific elements of SCD (low hemoglobin and VOCs respectively). Several gene therapy approaches to treat SCD are focused on elevating HbF, however no gene therapy approaches have been approved for SCD and the efficacy, safety and durability of gene therapy approaches have yet to be established. Gene therapies need to be administered in an in-patient procedure through a bone marrow transplant, which is also referred to as a stem cell transplant or hematopoietic stem cell transplant. As part of the transplant process, the patient receives myeloablative chemotherapy which kills cells in the bone marrow in order to support the gene therapy. Despite ongoing efforts to develop gene therapies for SCD, we believe there is still a high unmet need that could be better addressed by a small molecule, oral therapy to treat the disease by increasing HbF.

SCD Biology

SCD is caused by a mutation in the HBB gene. This gene encodes a protein that is a key component of hemoglobin, a protein complex whose function is to transport oxygen in the body. Hemoglobin in adults is a complex of four proteins, two hemoglobin ß-subunits and two hemoglobin α-subunits. In patients with SCD, hemoglobin is composed of two mutant ß-subunits and two α-subunits and the result is the formation of HbS. The result of the mutation is less efficient oxygen transport and the formation of RBCs that have a sickle shape. These sickle shaped cells are much less flexible than healthy cells and can block blood vessels (vaso-occlusion) or rupture cells (lysis), leading to pain, anemia, irreversible organ damage or even death.

During fetal development, the major form of hemoglobin is HbF. Similar to hemoglobin in adults, HbF is also a complex of four proteins, two α-subunits and two γ-subunits. Shortly after birth, the genes encoding the γ-subunits, the HBG1 and HBG2 genes, are silenced and the HBB gene is activated. As described above, SCD is caused by a mutation in the HBB gene that gives rise to mutated ß-subunits.

A small subset of individuals with the sickle cell mutation continue to produce high levels of HbF due to inheritance of additional genetic mutations, which is called Hereditary Persistence of HbF, or HPFH. Patients with elevated HbF exhibit minimal clinical manifestations of SCD. HbF levels as low as 3% over baseline in patients without HPFH, due to either therapeutic intervention or the inheritance of other genetic traits, can result in reduced clinical manifestations of the disease.

Our Approach to Address the Root Cause of SCD

Our strategy to address the root cause of SCD was to identify a drug mechanism that induces expression of HbF. We believe that FTX-6058 may address the root cause of SCD through this mechanism of action.

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

ß-thalassemia has been clinically characterized into three forms, depending on disease severity: major, intermedia and minor. The most severe form, ß-thalassemia major (also known as Cooley’s anemia), is generally diagnosed shortly after birth and patients have life-threatening anemia. Pediatric patients do not grow and gain weight at the typical rates, and often have liver, heart and bone problems. Many ß-thalassemia major patients require frequent blood transfusions to prevent severe anemia, a treatment that itself can cause long-term problems due to a build-up of iron in the body. ß-thalassemia intermedia is a less severe form of the disease that results in mild to moderate anemia. These patients sometimes require blood transfusions depending on the severity of the symptoms. Patients with ß-thalassemia minor suffer from very mild anemia and generally do not require treatment. Having either ß0 or ß+ thalassemia does not necessarily predict clinical disease severity as people with both types have been diagnosed with thalassemia major and thalassemia intermedia. Any increase in HbF has the potential to ameliorate the disease.

The current standard of care for many patients with ß-thalassemia is frequent blood transfusions to manage anemia. The only potentially curative therapy for ß-thalassemia is allogeneic hematopoietic stem cell transplant, which is associated with risks of complications, including mortality, and is limited to patients with a suitable donor. The European Commission granted conditional marketing authorization for ZYNTEGLO, a gene therapy developed by bluebird bio, Inc., or bluebird, for the treatment of adult and adolescent patients with transfusion-dependent ß-thalassemia and with certain genotypes, in Europe in June 2019. bluebird has initiated a rolling biologics license application, or BLA, submission for betibeglogene autotemcel in the United States. The FDA accepted the BLA for betibeglogene autotemcel for priority review in November 2021, with a PDUFA goal date of May 20, 2022. Acceleron in collaboration with Celgene Corp., or Celgene, received FDA and EMA approval for luspatercept, an erythroid maturation agent for the treatment of adult patients with anemia associated with ß-thalassemia and who require frequent transfusions. There are also multiple other experimental approaches to treat ß-thalassemia being explored in clinical trials, including approaches that use small molecule, gene therapy and gene editing approaches. Despite ongoing efforts to develop new therapies for ß-thalassemia, we believe there is still a high unmet need that could be addressed by a small molecule, oral therapy to treatment the disease by increasing HbF.

Biology of ß-Thalassemia

ß-thalassemia is caused by genetic mutations in the HBB gene. The mutations interfere with the production of ß-globin. Some mutations result in no ß-globin being produced, while other mutations result in a decreased amount of ß-globin being produced.

Our Approach to Address the Root Cause of ß-Thalassemia

We believe that some types of ß-thalassemia may be treated by a therapy that upregulates HbF. Babies born with ß-thalassemia major generally do not have any symptoms shortly after birth because they have HbF in their blood. As the HbF levels decrease after birth and the ß-globin fails to increase, anemia appears and the babies with ß-thalassemia begin to exhibit symptoms of the disease. Patients with ß-thalassemia intermedia that have higher levels of HbFhave fewer symptoms than patients with low levels of HbF. We believe that FTX-6058 may be suitable for clinical development for the treatment of patients who are not ß0 but who are transfusion dependent.

FulcrumSeek Identified the Drug Target for SCD and ß-Thalassemia

Applying FulcrumSeek, we conducted target identification and validation activities using human umbilical cord blood-derived erythroid progenitor 2, or HUDEP2, cells as a model to study HbF reactivation. HUDEP2 cells are immature RBCs. By screening our small molecule probe library and a CRISPR library, we identified several potential drug targets that activated the HBG1/2 genes and resulted in HbF elevation. Each screening approach identified the same protein complex which we believe plays an important role in the expression of genes responsible for the production of HbF. We conducted additional validation experiments in which we observed that inhibition of several components of this complex resulted in the desired elevation of HbF. We also observed that inhibition of these components did not adversely affect important cell health markers.

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

FTX-6058

FTX-6058 is an oral HbF inducer that is in development for SCD and select other hemoglobinopathies, including ß-thalassemia. FTX-6058 is designed to bind to EED and inhibit the transcriptional silencing activity of the PRC2. By doing so, preclinical studies have shown that FTX-6058 downregulates key HbF repressors, including BCL11A and MYB, and upregulates HbF. We initiated our Phase 1b clinical trial of FTX-6058 in people with SCD in the fourth quarter of 2021. Additionally, we submitted an IND in the fourth quarter of 2021 for FTX-6058 in other select hemoglobinopathies, including ß-thalassemia, and expect to initiate a Phase 1b study in the second quarter of 2022. In February 2022, the FDA granted orphan drug designation to FTX-6058 for the treatment of SCD.

Clinical Trial: Phase 1 FTX-6058

In the fourth quarter of 2020, we initiated a Phase 1 clinical trial of FTX-6058 in healthy adult volunteers. The Phase 1 randomized, double-blind, placebo-controlled trial was designed to evaluate the safety, tolerability, and PK of ascending doses of FTX-6058. In the SAD cohorts, healthy volunteers received one dose of either placebo or 2, 4, 10, 20, 30, 40 or 60mg of FTX-6058. In the MAD cohorts, healthy volunteers received a once-daily dose of placebo or 2, 6, 10, 20 or 30mg of FTX-6058 for 14 consecutive days. Each MAD cohort had six subjects on drug and two on placebo. Food effect was also studied in a separate 20mg dose cohort. Exploratory measures were included in the MAD cohorts to assess target engagement, changes in HBG mRNA and HbF-containing reticulocytes (F-reticulocytes). A 6mg dose cohort in people with SCD was later added to this trial to further inform PK and PD modeling for future dose selection. All other cohorts in the trial have been completed.

We reported data from the 2, 4, 10, 20, 30 and 40mg SAD cohorts and the 2, 6 and 10 mg MAD cohorts in healthy volunteers in August 2021, and we reported data from the 60 mg SAD cohort and the 20 and 30 mg MAD cohorts in healthy volunteers, as well as data from the 20 mg cohort assessing food effect in December 2021.

FTX-6058 was generally well-tolerated with no SAEs reported and no discontinuations due to TEAEs across all SAD and MAD cohorts. Data continued to show dose-proportional PK, with a mean half-life of approximately 6-7 hours in the MAD cohorts, supporting once-daily dosing, and no food effect was observed with FTX-6058. Data from the MAD cohorts continued to show robust target engagement, as evidenced by an approximately 75-95% reduction from baseline in H3K27me3 after 14 days of treatment. Based on our preclinical studies, this level of target engagement is predicted to result in robust induction of HBG1/2 and subsequently increase HbF production.

Data from the MAD cohorts also showed time- and dose-dependent HBG mRNA induction, as shown in the chart below, demonstrating proof-of-biology. Persistent HBG mRNA induction was observed for 7-10 days after treatment. In preclinical studies of FTX-6058, increases in HBG mRNA have consistently translated to the same fold increases in HbF protein. Notably, human genetics show that 2-3-fold increases in HbF are associated with significantly improved outcomes, and even functional cures, in people with SCD. FTX-6058 has now demonstrated greater than a mean 2-fold induction starting with the 6mg dose.

HBG mRNA Mean Fold Induction for FTX-6058 versus Placebo

	2mg*		6mg*		10mg*		20 mg		30mg
	Mean Fold Induction	P-value	Mean Fold Induction	P-value	Mean Fold Induction	P-value	Mean Fold Induction	P-value	Mean Fold Induction	P-value
Day 7	1.28	0.3494	1.94	0.0135	2.08	0.0063	2.06	0.0072	2.29	0.0025
Day 14	1.20	0.5122	2.45	0.0025	3.54	<0.0001	5.63	<0.0001	6.15	<0.0001
Safety Follow-up (Day 21-24)	1.21	0.3736	2.75	<0.0001	3.22	<0.0001	6.45	<0.0001	6.13	<0.0001

As shown in the chart below, F-reticulocytes also increased as of the safety follow up visit, which was seven to 10 days after conclusion of dosing. Notably, increases in F-reticulocytes of any magnitude are a first indicator that HBG mRNA is translating to HbF protein production but fold changes in F-reticulocytes are not correlated with fold changes in HbF.

F-Reticulocyte Mean Fold Increase for FTX-6058 versus Placebo

	2mg*		6mg*		10mg*		20 mg		30mg
	Mean Fold Increase	P-value	Mean Fold Increase	P-value	Mean Fold Increase	P-value	Mean Fold Increase	P-value	Mean Fold Increase	P-value
Day 7	0.53	0.1070	1.02	0.9524	0.83	0.6214	0.71	0.3831	1.50	0.2928
Day 14	0.88	0.6881	1.25	0.4895	2.23	0.0180	1.00	0.9880	1.71	0.1049
Safety Follow-up (Day 21-24)	0.63	0.2167	1.65	0.0943	3.93	<0.0001	1.79	0.0591	2.38	0.0059

* Fold changes from these cohorts were updated to reflect the fold-increase over pooled placebo data across all cohorts from 2-30mg versus previously reported fold changes over pooled placebo data across 2-10mg cohorts.

In fourth quarter of 2021, we initiated a Phase 1b clinical trial in SCD patients and we expect to report initial data from that trial in the second quarter of 2022. This trial could provide an opportunity to demonstrate HbF protein induction in people living with SCD and will be used to help inform a potential Phase 2/3 trial, which we anticipate initiating in 2023. We also submitted an IND in the fourth quarter of 2021 to support the initiation of clinical development in non-SCD hemoglobinopathies, including ß-thalassemia. We anticipate initiating a Phase 1b trial in non-SCD hemoglobinopathies in the second quarter of 2022.

Preclinical Studies

We have observed in vitro and in vivo activation of the HBG1/2 genes in preclinical studies with FTX-6058. We observed that FTX-6058 elevated levels of HbF with minimal adverse effects on important cellular health markers. As depicted in the graphic below, we also observed in vitro upregulation of HbF in primary human CD34+ cells differentiated into RBCs from five different healthy human donors and one SCD donor after seven days of drug treatment. FTX-6058 showed a significant elevation of HbF over baseline in each of these six donor cell lines. We have conducted additional preclinical profiling in CD34+ derived cells and observed that treatment with FTX-6058 increased HbF levels to approximately 30% of total hemoglobin, as measured by mass spectrometry, high performance liquid chromatography, and fast protein liquid chromatography techniques. Notably, based on a review of data from other mechanisms, HbF fold induction in CD34+ cells has translated reliably into the clinic.

Effect of FTX-6058 treatment

in differentiated primary human CD34+ cells

Additionally, we compared the effect of FTX-6058 in CD34+ derived cells relative to that of hydroxyurea. We observed that hydroxyurea had a minimal impact on HbF elevation, whereas we observed that FTX-6058 significantly elevated HbF. In cells treated with the combination of FTX-6058 and hydroxyurea, we observed an increased effect relative to either compound alone.

Additionally, we studied FTX-6058 in a mouse model of SCD, known as the Townes mouse model. In this model, mouse globin genes have been replaced with human globin genes, thereby allowing investigations of mechanisms that may regulate human hemoglobin gene expression. The Townes mouse model has been widely used to study potential treatments for SCD. As shown in the figures below, we observed that FTX-6058 resulted in a significant increase in HbFexpressing cells, or F-cells, and HbF protein levels after 13 days of dosing at 5 mg/kg once per day whereas hydroxyurea resulted in modest increases in F-cells and HbF.

Percentage of F-cells in Townes mice treated with FTX-6058	HbF protein levels in Townes mice treated with FTX-6058

2.0
1.5
1.0
0.5
0.0
%HbF (HPLC)
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

Overview of Our Product Engine

FulcrumSeek is a high-throughput discovery platform that we designed to identify and validate drug targets that balance the expression of the genes known to drive or ameliorate root cause biology. We obtain patient-derived, tissue-relevant cell lines or other relevant human cell lines. We then differentiate these cell lines into those most relevant for the disease pathology, including skeletal muscle myotubes, cardiomyocytes, neurons, RBCs, or other cell lines of interest, which we then scale up, characterize and prepare for screening. We also generate methods to quantify the desired modulation of expression of the gene of interest in these cell lines. We apply our highly annotated proprietary small-molecule compound library and customized CRISPR or RNAi libraries to the cells to assess for the desired modulation. We have continued to build our capabilities to maximally profile changes in transcription that occur when relevant cells are treated with small molecules or genetic reagents. In addition to profiling a specific gene of interest, we can evaluate multiple genes of potential interest through multiplexed transcriptome profiling to assess effects on root cause biology. We have made significant enhancements to FulcrumSeek so thousands of transcripts can be measured, and additional features of cellular health and function can be assessed using high-throughput imaging techniques. We confirm drug target hits with multiple modalities and undertake further validation in several patient-derived, tissue-relevant cell lines. Additional studies in these cell models are conducted to understand how the modulation of the gene of interest affects cellular function. We employ computational biology, such as machine learning algorithms, to guide drug target selection and generate hypotheses on other drug targets that might be related along a gene regulatory pathway.

To further optimize and increase productivity of FulcrumSeek, we have continued to invest in customized lab automation and applied technologies. We believe that these investments have increased assay throughput and robustness and have expanded the breadth of biological parameters we can effectively measure in our assay systems. The first-generation of our product engine was focused on single gene readouts, simple immunocytochemistry, and one-dimensional data analysis focused on an individual gene of interest. With continued investment in the product engine, we have enabled our next-generation product engine which utilizes RNAseq, high-content imaging, and machine learning. We believe that this next-generation product engine enables drug target screening at scale in physiologically relevant assay systems.

We designed our discovery and development model to recapitulate this systematic approach of applying FulcrumSeek to each new disease that we evaluate with the goal of providing disease-modifying therapies to patients. The following graphic presents an overview of our drug target identification process.

Importantly, we designed FulcrumSeek to iteratively and systematically explore disease or indication areas of interest by incorporating both preclinical and clinical data related to potential drug targets. In the case of heterogeneous diseases, this iterative and systematic approach enables us to explore diseases with less-defined root cause genes, and instead screen for targets that modulate root cause biology. This approach not only enables us to validate the translatability of our preclinical models to the clinic, but also enables us to generate unique clinical biology insights utilizing public and proprietary clinical datasets. As a result, we believe that we have greatly expands the number of diseases that we can potentially interrogate with FulcrumSeek.

Disease-Relevant Cell Models

Accurate modeling of human disease is critical for drug discovery endeavors, and we have the ability to model disease and identify drug targets that modulate gene expression in patient-derived, differentiated cells and other disease-relevant cell models. These cells provide the appropriate context in which to understand signaling pathways that affect human gene expression and function, and they have the potential to increase the translatability from preclinical studies to clinical trials. Prior to initiating screening activities, we characterize and expand the cells. We also create a cell line where the genetic defect associated with the disease has been corrected, or use a cell line from a healthy individual, in order to compare the gene regulation between diseased and normal cells. If the degree of gene activation or repression required to have a functional benefit is not known, we will undertake physiological characterization of these cell lines in order to define what threshold of gene regulation is functionally relevant.

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

Highly Annotated Small Molecule Compound Library

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

Computational Biology & Analytics

We have a proprietary database containing profiles of the effect of perturbagens, or disruptions to cellular processes, on disease-relevant, human derived cell systems. The features captured in this database consist of measures of gene regulation on thousands of genes, and other important assessments of cellular function and health. Our database and analysis can provide information as to which genes are modulated by our perturbagens and which genes may be difficult to modulate. This information is then integrated into our decision-making process for disease selection. Using FulcrumSeek, our approach is to leverage our network biology capabilities and expertise to determine how pathways interact with each other in a cell, to develop a network map of regulatory interactions that control gene expression and cellular function and propose targets that potentially could be pursued to modulate the root cause gene or root cause biology of diseases of interest. In each case, we explore these hypotheses through biological experimentation designed to validate predicted drug targets and biomarkers. We use confirmatory studies to aid in the refinement of our computational models in an iterative manner.

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

Development Candidate Discovery and Characterization

Following target identification and target validation, we initiate medicinal chemistry and drug discovery activities to advance a development candidate that is suitable for testing in clinical trials. This work optimizes characteristics that are important for an orally available small molecule, including potency, selectivity, PK and safety parameters. There is an opportunity to bypass or considerably accelerate discovery and characterization activities if we identify and validate an attractive drug target that has been pursued previously by others in different indications. For example, available chemical matter and support from the scientific literature regarding p38α/ß enabled us to rapidly identify our product candidate for the treatment of FSHD.

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

Many genetically defined diseases are not well modeled with animal models because such models do not have appropriate predictive validity. In these cases, we seek to develop an engraftment model where patient-derived human cells are engrafted into the relevant tissue of a host, immunodeficient mouse to produce a chimeric mouse. We may use these chimeric mice to assess gene regulation in the engrafted human cells, and for the efficient development of PK/PD, relationships that will be the basis of therapeutic index calculations and human dose projections.

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

Discovery Screening Programs

We have leveraged FulcrumSeek to discover targets that we are pursuing with small molecules for FSHD, SCD and ß-thalassemia. We are leveraging the broad applicability of FulcrumSeek to discover drug targets for other rare, genetically defined diseases across muscular, hematologic and neurologic disorders.

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

License Agreements and Collaborations

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

Under the agreement, we will be obligated to make milestone payments to GSK aggregating up to $37.5 million upon the achievement of specified development and regulatory milestones with respect to the first licensed product to first achieve such milestones, including a $2.5 million milestone payment we made to GSK during the year ended December 31, 2019 upon the initiation of the first Phase 2 clinical trial for a licensed product, and up to $60.0 million upon the first achievement of one-time aggregate annual worldwide net sales milestones for a licensed product. We will also be obligated to pay royalties ranging from a mid single-digit percentage to a low double-digit, but less than teens, percentage to GSK based on our, and any of our affiliates’ and sublicensees’, annual net sales of licensed products. The royalties are payable on a licensed product-by-licensed product and country-by-country basis, and may be reduced in specified circumstances.

Our obligation to make royalty payments extends with respect to a licensed product in a country until the earlier of the approval of a generic version of such licensed product by the applicable regulatory agency in such country or the tenth anniversary of the first commercial sale of such licensed product in such country, which we refer to as the royalty term. Following the expiration of any exclusive marketing rights or data exclusivity rights granted by a regulatory authority, other than patent rights, for any licensed product on a country-by-country basis, the applicable royalty rate will be reduced in such country. Additionally, if we or our affiliates or sublicensees determine that it is necessary to obtain a license from a third party under any patent rights to exploit a licensed product in a country, then we may deduct a certain percentage of the license fees under such third party license payable by us to the third party from the royalty payment that would otherwise be due to GSK in such country.

If, prior to our completion of a Phase 2 clinical trial for a licensed product, we wish to sublicense any of the licensed patent or data rights granted to us under the agreement to any third party outside of the United States, we must notify GSK of the terms on which we propose to grant such sublicense. GSK has the right to enter into negotiations with us for such sublicense, and if GSK so elects, then we must negotiate in good faith with GSK for a prescribed period. If we and GSK do not agree to a sublicense of the relevant rights, we may sublicense the relevant rights to the third party on terms no less favorable than any terms offered to us by GSK.

Unless earlier terminated in accordance with its terms, the agreement continues on a country-by-country and licensed product-by-licensed product basis until the expiration of the royalty term in each country, at which time the agreement expires with respect to such licensed product in such country and we shall have a fully-paid up, royalty-free and perpetual license to the licensed patent rights and data rights with respect to such licensed product in such country. Either party has the right to terminate the agreement if the other party has materially breached in the performance of its obligations under the agreement and such breach has not been cured within the applicable cure period.

Collaboration and License Agreement with Acceleron, a wholly-owned subsidiary of Merck

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

Pursuant to a mutually agreed research plan, we will perform assay screening and related research activities to identify and validate potential biological targets for further research, in order to support the development, manufacture and commercialization of product candidates by Acceleron. Upon completion of the research activities, we will deliver a data package to Acceleron with respect to the biological targets identified by us in the conduct of the research activities for the treatment, prophylaxis, or diagnosis of the Indication. Within a designated period after receipt of the data package, Acceleron will have the right to designate a specified number of the biological targets identified by us as relevant for the treatment, prophylaxis, or diagnosis of the Indication, for Acceleron’s research, development, manufacture and commercialization of products or molecules directed to such targets, or the Targets. If Acceleron does not designate any Targets during the designated period, then the agreement will automatically terminate. If Acceleron designates one or more Targets, then Acceleron will be obligated to use commercially reasonable efforts to seek regulatory approval for one product directed to a Target in certain specified countries. Upon receipt of regulatory approval for any product directed to a Target in any of such certain specified countries, Acceleron must use commercially reasonable efforts to commercialize such product in each of such certain specified countries.

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

Under the agreement, Acceleron made a $10.0 million upfront payment to us. We will be entitled to research milestone payments of up to $18.5 million in the aggregate upon first achievement of specified research milestones. Additionally, we will be entitled to development milestone payments of up to $135.0 million in the aggregate upon the first achievement of specified clinical and regulatory milestones by a product directed to a Target, and up to $67.5 million in the aggregate upon the second achievement of specified clinical and regulatory milestones by a product directed to a Target. We will also be entitled to sales-based milestone payments of up to $145.0 million in the aggregate upon the achievement of one-time aggregate annual worldwide net sales milestones for the first product directed to a Target to achieve such milestones, and up to $72.5 million in the aggregate upon the achievement of one-time aggregate annual worldwide net sales milestones for the second product directed to a Target to achieve such milestones. To date, we have achieved $2.0 million of specified research milestones. Acceleron will also pay us tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage based on Acceleron’s, and any of its affiliates’ and sublicensees’, annual worldwide net sales of products directed to any Target. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

The agreement continues on a country-by-country and Target-by-Target basis until the expiration of the last to expire royalty term for a product directed to such Target, at which time the agreement expires with respect to such Target in such country, unless the agreement is terminated earlier in accordance with its terms. Either party has the right to terminate the agreement if the other party has materially breached in the performance of its obligations under the agreement and such breach has not been cured within the applicable cure period. Acceleron also has the right to terminate the agreement for convenience in its entirety or on a Target-by-Target and molecule-by-molecule basis with respect to any molecule directed against a Target, upon prior written notice to us.

Collaboration and License Agreement with MyoKardia, a wholly-owned subsidiary of Bristol-Myers Squibb Company

In July 2020, we entered into a collaboration and license agreement with MyoKardia to identify biological targets that are capable of modulating genes of interest with relevance to certain genetically defined cardiomyopathies. Under the terms of the agreement, we granted MyoKardia an exclusive worldwide license under certain intellectual property rights to research, develop, make, have made, use, have used, sell, have sold, offer for sale, have offered for sale, import, have imported, export, have exported, distribute, have distributed, market, have marketed, promote, have promoted, or otherwise exploit products directed against certain biological targets identified by us that are capable of modulating certain genes of interest with relevance to certain genetically defined cardiomyopathies.

Pursuant to a mutually agreed research plan, we will perform assay screening and related research activities to identify and validate up to a specified number of potential cardiomyopathy gene targets, or the Identified Targets, for further research, development, manufacture and commercialization by MyoKardia. We and MyoKardia will work together to determine how best to advance at each stage of the research activities under the research plan and to identify which of the Identified Targets, if any, meet the criteria set forth in the research plan, or the Cardiomyopathy Target Candidates. Upon completion of the research plan, the parties will work together to prepare a final data package and MyoKardia may designate certain Cardiomyopathy Target Candidates for MyoKardia’s further exploitation under the agreement, or the Cardiomyopathy Targets. If MyoKardia does not designate any Cardiomyopathy Targets during the designated period, then the agreement will automatically terminate. If MyoKardia designates one or more Cardiomyopathy Targets, then MyoKardia will be obligated to use commercially reasonable efforts to seek regulatory approval for and to commercialize one product directed against an Identified Target in certain specified countries.

During the period in which we are performing the research activities pursuant to the research plan, or the Research Term and for a specified period beyond the Research Term if MyoKardia designates a Cardiomyopathy Target, we may only use the data generated from such research activities for MyoKardia in accordance with the agreement. During the Research Term and for a specified period thereafter, we may not research, develop, manufacture, commercialize, use, or otherwise exploit any compound or product (a) that is a compound or product under the agreement that is directed against the Cardiomyopathy Target Candidates for the treatment, prophylaxis, or diagnosis of any indication or (b) for the treatment of any genetically defined cardiomyopathies shown to be related to certain specified genes of interest that are modulated by the Cardiomyopathy Targets.

Under the agreement, MyoKardia made a $10.0 million upfront payment and a $2.5 million payment as prepaid research funding to us in July 2020. MyoKardia will also reimburse us for the costs of the research activities not covered by the prepaid research funding, up to a maximum amount of total research funding (including the prepaid research funding). Upon the achievement of specified preclinical, development and sales-based milestones, we will be entitled to preclinical milestone payments, development milestone payments and sales-based milestone payments of up to $298.5 million in the aggregate per target for certain Identified Targets, and of up to $150.0 million in the aggregate per target for certain other Identified Targets. To date, we have achieved a $2.5 million specified preclinical milestone. MyoKardia will also pay us tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage based on MyoKardia’s, and any of its affiliates’ and sublicensees’, annual worldwide net sales of products under the agreement directed against any Identified Target. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

The agreement continues on a country-by-country and product-by-product basis until the expiration of the last to expire royalty term for a product, at which time the agreement expires with respect to such product in such country, unless the agreement is terminated earlier in accordance with its terms. Either party has the right to terminate the agreement if the other party has materially breached in the performance of its obligations and such breach has not been cured within the applicable cure period. MyoKardia also has the right to terminate the agreement for convenience in its entirety or on a target-by-target, product-by-product or molecule-by-molecule basis, upon prior written notice to us.

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

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions vis-a-vis these programs. As of February 24, 2022, we owned or in-licensed nine U.S. patents, six U.S. pending non-provisional patent applications and related pending foreign patent applications, and four U.S. provisional patent applications.

The intellectual property portfolio for our most advanced programs as of February 24, 2022, is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

Losmapimod

With respect to losmapimod, we own one U.S. patent covering the method of use of losmapimod for the treatment of patients with FSHD and one U.S. patent covering the use of other clinical-stage p38 inhibitors for the treatment of patients with FSHD, each of which are expected to expire in 2038, and related patents and pending patent applications in Canada and Mexico, Europe, Africa, Australia and New Zealand, South America, and Asia with expiration dates in 2038. We also own two related pending U.S. non-provisional applications and one U.S. provisional application relating to method of using losmapimod for FSHD and other disorders that, if resulting in issued patents, are expected to expire between 2038 and 2042. The patents to losmapimod licensed from GSK as a composition of matter and pharmaceutical composition are expected to expire on February 10, 2023.

FTX-6058

Currently, our patent portfolio related to FTX-6058 includes one issued U.S. patent directed to composition of matter that is expected to expire in 2040, two U.S. non-provisional applications and related pending patent applications in Canada and Mexico, Europe, Africa, Australia and New Zealand, South America, and Asia that, if issued, are expected to expire between 2039 and 2040. We also own three pending U.S. provisional applications directed to FTX-6058 methods of use and formulations, that, if resulting in an issued patent, would be expected to expire in 2042.

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

Manufacturing

We do not have any manufacturing facilities. We have obtained sufficient losmapimod tablets, or drug product, from GSK to complete our ongoing Phase 2 clinical trials in FSHD. We have engaged a contract manufacturing organization to prepare our own API and to manufacture losmapimod tablets, and we believe that we have produced a sufficient quantity of losmapimod API and tablets to complete our planned Phase 3 clinical trial in FSHD.

We have obtained sufficient quantities of FTX-6058 from a contract manufacturing organization to complete our ongoing Phase 1 clinical trials.

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

FTX-6058 could face competition from a number of different therapeutic approaches in development for patients with SCD. Novo Nordisk A/S is evaluating EPI01, a small molecule designed to increase production of HbF, which has completed a Phase 1 clinical trial. Imara, Inc. is evaluating IMR-687, a PDE9 inhibitor, in Phase 2a and Phase 2b clinical trials in patients with sickle cell anemia. Agios Pharmaceuticals, Inc., is evaluating mitapivat, a PKR activator, in a Phase 2/3 clinical trial in patients with SCD. Forma Therapeutics Holdings, Inc., is evaluating FT-4202, a PKR activator, in a Phase 2/3 clinical trial. Global Blood Therapeutics, Inc. is evaluating GBT-601, an HbS polymerization inhibitor, that is anticipated to initiate a Phase 2 study by mid-2022 as well as inclacumab, a P-selectin inhibitor that is being evaluated in two Phase 3 trials. Takeda Pharmaceutical Company Limited, is evaluating TAK-755, recombinant ADAMTS13 protein, in a Phase 1 clinical trial in participants with baseline health SCD and SCD with acute vaso-occlusive crisis. Pfizer, is evaluating PF-06755347, an E-selectin antagonist, in a Phase 1 clinical trial. CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals Incorporated, or Vertex), is evaluating CTX001, a gene therapy, in a Phase 1/2/3 clinical trial. CRISPR Therapeutics AG and Vertex plan to file a BLA/MAA in Q4 2022. Aruvant Sciences, Inc. is evaluating ARU-1801, a gene therapy, in a Phase 1/2 clinical trial. CSL Behring, is evaluating CSL200 CAL-H, a gene therapy, in a Phase 1 clinical trial. Sangamo Therapeutics Inc., or Sangamo is developing SAR445136, a gene editing cell therapy that modifies cells to produce functional RBCs using HbF, in a Phase 1/2 clinical trial. bluebird is evaluating lovo-cel, a gene therapy, in a Phase 3 clinical trial. There are also several other gene editing approaches being evaluated by Intellia Therapeutics, Inc. (in collaboration with Novartis), Editas Medicine, Inc., and Beam Therapeutics.

ß-thalassemia

The current standard of care for many patients with ß-thalassemia is frequent blood transfusions to manage anemia. The only potentially curative therapy for ß-thalassemia is allogeneic hematopoietic stem cell transplant, which is associated with risks of complications, including mortality, and is limited to patients with a suitable donor. The European Commission granted conditional marketing authorization for ZYNTEGLO, a gene therapy developed by bluebird, for the treatment of adult and adolescent patients with transfusion-dependent ß-thalassemia and with certain genotypes, in Europe in June 2019. However, in August 2021, bluebird announced plans to end commercial operations in Europe and has decided to focus on the U.S. market. The FDA accepted the BLA for betibeglogene autotemcel for priority review in November 2021, with a PDUFA goal date of May 20, 2022. Acceleron in collaboration with Celgene, received FDA and EMA approval for luspatercept, an erythroid maturation agent for the treatment of adult patients with anemia associated with ß-thalassemia and who require frequent transfusions. There are also multiple other experimental approaches to treat ß-thalassemia being explored in clinical trials, including approaches that use small molecule, gene therapy and gene editing approaches. Despite ongoing efforts to develop new therapies for ß-thalassemia, we believe there is still a high unmet need that could be addressed by a small molecule, oral therapy to treatment the disease by increasing HbF.

FTX-6058 could face competition from a number of different therapeutic approaches in development for patients with transfusion-dependent ß-thalassemia.

Bellicum Pharmaceuticals, Inc. is conducting a Phase 1/2 clinical trial to evaluate a modified donor T cell therapy to be used in conjunction with hematopoietic stem cell transplant Imara, Inc. is evaluating IMR-687, a PDE9 inhibitor, in a Phase 2b clinical trial in patients with ß-thalassemia. Agios Pharmaceuticals, Inc., intends to evaluate mitapivat, a PKR activator, in two Phase 3 clinical trials planned for 2021 in patients with non-transfusion dependent and transfusion-dependent ß-thalassemia. Forma Therapeutics Holdings, Inc., intends to evaluate FT-4202, a PKR activator, in a Phase 2 clinical trial in non-transfusion and transfusion-dependent ß-thalassemia. Ionis Pharmaceuticals, Inc., is evaluating IONIS TMPRSS6-LRx, an ASO therapy targeting TMPRSS6, in a Phase 2 clinical trial of non-transfusion dependent β-thalassemia intermedia. Silence Therapeutics is investigating SLN124, an siRNA therapy targeting TMPRSS6, in a Phase 1 healthy volunteer study. Orchard Therapeutics plc is conducting Phase 2 clinical trials of OTL-300, an autologous ex vivo gene therapy for the treatment of transfusion-dependent ß-thalassemia. Sangamo, is conducting a Phase 1/2 clinical trial of ST-400, which uses a genome-edited cell therapy approach designed to produce functional RBCs using HbF. CRISPR Therapeutics AG, in collaboration with Vertex, is conducting a Phase 1/2 clinical trial of CTX001, which uses a gene editing approach to upregulate the expression of HbF, in patients with transfusion-dependent ß-thalassemia. CRISPR Therapeutics AG and Vertex plan to file a BLA/MAA in Q4 2022.

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

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial, and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine, among other things, whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In these cases, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls areas. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol may not be allowed to proceed, while other protocols may be allowed. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, a clinical trial may only resume after the FDA has so notified the sponsor. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the clinical trial can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements, including GCP requirements, of the FDA in order to use the study as support for an IND or application for marketing approval. The GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements, the protocol, or other requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study.

Suspension or termination of development during any phase of clinical trials can occur for many reasons, including if the FDA, an IRB, a data safety monitoring board, or we determine that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on factors such as evolving business objectives and/or the competitive environment.

Information about clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries, as well.

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of registrational clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies that do not conflict with registrational trials. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

When considering an IND application for expanded access to an investigational product, the FDA will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with the initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

There is no obligation for a sponsor to make its drug products available for expanded access; however, sponsor must make its expanded access policy publicly available upon the earlier of initiation of a Phase 2 or Phase 3 clinical trial; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or in patients. During Phase 1 clinical trials, information about the investigational drug product’s PK and pharmacological effects may be obtained to permit the design of scientifically valid Phase 2 clinical trials.

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

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 clinical trial that is designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a drug, is referred to as “pivotal.”

In some cases, the FDA may approve an NDA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group.

IND annual reports detailing, among other things, the results of the clinical trials must be submitted to the FDA and IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans that contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or grant full or partial waivers from the pediatric data requirements. The FDA maintains a list of diseases that are exempt from the requirements of PREA, due to low prevalence of disease in the pediatric population, and product candidates that have received orphan drug designation are generally exempt from PREA requirements, although orphan-designated drugs intended for treatment of certain molecularly targeted cancer indications are not eligible for the exemption.

Review and Approval of an NDA

In order to obtain approval to market a drug product in the United States, a marketing application must be submitted to the FDA that provides sufficient data establishing the safety and effectiveness of the proposed drug product for its intended indication. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by independent investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the drug product to the satisfaction of the FDA.

The NDA is a vehicle through which applicants formally propose that the FDA approve a new drug product for marketing and sale in the United States for one or more indications. Every new non-biologic drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. BLAs are submitted for approval of biologic products. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2022 is $3,117,218 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2022 is $369,413. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.

The FDA conducts a preliminary review of the application, generally within 60 calendar days of its receipt, and strives to inform the sponsor within 74 days whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Under certain circumstances, the FDA may determine the application is not sufficiently complete to permit a substantive review and will issue a refuse to file letter. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for Priority Review are meant to be reviewed within six months of the filing date. The review process and the Prescription Drug User Fee Act, or PDUFA, goal date may be extended by the FDA to consider new information or clarification provided by the applicant, to address a deficiency identified by the FDA in the original submission, or for other reasons.

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

Fast Track, Breakthrough Therapy, Priority Review

The FDA has certain programs designed to expedite the development and review of product candidates intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review designation and Regenerative Medicine Advanced Therapy designation. Sponsors must request these designations at appropriate points in the development process.

The FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interaction with the FDA, and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete, in a process called rolling review. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information, and the sponsor must pay applicable user fees. However, the FDA’s PDUFA goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process or for the other reasons.

A product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A product that receives Breakthrough Therapy Designation is eligible for all of the features of Fast Track Designation, and additionally is eligible for intensive guidance throughout the development process and a commitment to involve senior staff.

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

The accelerated approval pathway is contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to initiate expedited proceedings to withdraw approval of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the Agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period.

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

If the FDA approves a new product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, or require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including Risk Evaluation and Mitigation Strategies (REMS), to help ensure that the benefits of the product outweigh the potential risks. REMS programs can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. The FDA may require a REMS before or after approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product. After approval, many types of changes to the approved product, such as adding new indications, changing manufacturing processes and adding labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Regulation

A sponsor that obtains regulatory approval for marketing of a new product or a new indication for an existing product, will be subject to numerous post-approval regulatory requirements. The sponsor will be required to report, among other things, certain adverse reactions and manufacturing problems to the FDA, provide updated safety and efficacy information, comply with requirements concerning advertising and promotional labeling requirements, and submit NDA annual reports. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort to maintain compliance with cGMP regulations and other regulatory requirements.

The FDA may withdraw approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences may include:

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

If a company is found to have promoted off-label uses, it may become subject to administrative and judicial enforcement by the FDA, the Department of Justice, or the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, manufacturers and other parties involved in the drug supply chain for prescription drug products must comply with product tracking and tracing requirements and for notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy or literature for a previously approved drug product, also known as a listed drug. Specifically, Section 505(b)(2) applies to NDAs for which certain investigations made to show whether or not the drug is safe and effective “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

NDAs filed under Section 505(b)(2) provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the listed drug has been approved, subject to any regulatory exclusivities or patents for the listed drug (as further described below), as well as for any new indication or use sought by the Section 505(b)(2) applicant.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs, known as the reference listed drugs, or RLDs. Abbreviated new drug applications, or ANDAs, generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, the applicant must provide information and data showing that its proposed generic version is identical to the RLD with respect to the active ingredients, route of administration, dosage form, strength and conditions of use of the drug. The FDA must also determine whether the generic drug is bioequivalent to the RLD. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Depending on state laws, generic drugs that are found to be therapeutically equivalent may be automatically substituted for prescriptions for the RLD by the dispensing pharmacist, without the intervention of the prescriber.

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

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any relevant patents listed for the approved product in the Orange Book in the same manner as an ANDA applicant.

Specifically, the applicant must certify with respect to each patent that:

•
the required patent information has not been filed;
•
the listed patent has expired;
•
the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•
the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the applicant is not seeking approval).

If the ANDA or Section 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV notice. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months after the receipt of the Paragraph IV notice, the expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

As a result, approval of a Section 505(b)(2) NDA or ANDA may be delayed until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, or, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of an existing regulatory exclusivity or certain patents. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted.

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

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for an indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same condition for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different conditions. If a drug designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

Orphan drug exclusivity also may not bar approval of another product under certain specified circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of an IND and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. Additionally, the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members (effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified-nurse midwives));
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.

Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, in California, the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. In addition, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. Further data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States. (such as the European Union, which adopted the EU General Data Protection Regulation, or GDPR, which became effective in May 2018). Analogous state laws may additionally govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

On November 10, 2020, the Supreme Court heard oral arguments as to whether the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Clinical Trial Approval

In April 2014, the EU adopted the new Clinical Trials Regulation, (EU) No 536/2014, which replaced the current Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all EU Member States meaning no national implementing legislation in each EU Member State is required. It will overhaul the current system of approvals for clinical trials in the EU. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State.

PRIME Designation in the EU

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The Priority Medicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation where the marketing authorization application will be made through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies, are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Marketing Authorization

To obtain a marketing authorization for a product under EU regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric investigation plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EU, and in the additional Member States of the European Economic Area Iceland, Liechtenstein and Norway. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines), and products with a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

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

The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates intended for treating, preventing or diagnosing seriously debilitating or life-threatening diseases (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data post-authorization, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization. A conditional marketing authorization can be converted into a standard centralized marketing authorization (no longer subject to specific obligations) once the marketing authorization holder fulfils the obligations imposed and the complete data confirm that the medicine’s benefits continue to outweigh its risks.

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

Data and Market Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During an additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State for a nationally authorized product. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period, unless the European Commission or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in the case of the centralized procedure) or on the market of the authorizing EU Member State for a nationally authorized product within three years after authorization ceases to be valid (the so-called sunset clause).

Paediatric Studies and Exclusivity

Prior to obtaining a marketing authorization in the EU, applicants must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate or SPC, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires, even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Orphan Drug Designation and Exclusivity

Products receiving orphan designation in the EU can receive ten years of market exclusivity, during which time no “similar medicinal product” may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU where an agreed pediatric investigation plan for pediatric studies has been complied with. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish: (1) that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five (5) in ten thousand (10,000) persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3)there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity.

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
•
The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, ensuring certain accountability measures are in place and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit, and the United Kingdom formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the United Kingdom, which expired on December 31, 2020. However, the EU and the United Kingdom have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

Furthermore, the Data Protection Act of 2018 in the United Kingdom “implements” and complements the EU’s GDPR, and is effective in the United Kingdom. On June 28, 2021, unless the European Commission adopted an adequacy decision in respect of transfers of personal data to the United Kingdom for a four-year period (until 27 June 2025). Similarly, the United Kingdom has determined that it considers all of the EU and EEA Member States to be adequate for the purposes of data protection. This ensures data flows between the United Kingdom and the EU and EEA remain unaffected.

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

As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced EU Member States, can further reduce prices. Special pricing and reimbursement rules may apply to orphan drugs. Inclusion of orphan drugs in reimbursement systems tend to focus on the medical usefulness, need, quality and economic benefits to patients and the healthcare system as for any drug. Acceptance of any medicinal product for reimbursement may come with cost, use and often volume restrictions, which again can vary by country. In addition, results-based rules of reimbursement may apply. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU Member States have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers.

Human Capital Management

Our Mission & Our Employees

We launched with a bold vision to change the course of genetically defined diseases by treating them at their root cause. Our approach to drug discovery generates significant insights into disease biology and allows us to think creatively about the best way to modulate and balance gene expression. Our patient-focused product engine, FulcrumSeek, is designed to systematically identify and validate cellular drug targets that can modulate gene expression to treat the known root cause of genetically defined diseases. We take great pride in being purposeful patient partners who do this work, not just for patients, but with patients.

We view our employees as one of our most valuable assets in serving our mission. We believe that our future success is dependent on attracting, motivating and retaining talented employees. We value the health and wellness of our employees and their families. We aim to create an equitable, inclusive and empowering work environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. Our success also depends on our ability to attract, engage and retain a diverse group of employees.

Our Behaviors Support Our Mission

We believe success comes when we and our employees align with our mission to improve the lives of patients with genetically-defined rare diseases in areas of high unmet medical need. We are the FULcrew united around these Pillars:

•
We take great pride in being Purposeful Patient Partners
•
We have a culture of Trust and Transparency
•
We are Invested in our People
•
We have a Playful spirit and have fun together at work
•
We launched Fulcrum with a Bold Scientific Vision and remain committed to this journey

Our Management of Human Capital

To effectively leverage and manage our peoples, we ensure our hiring needs are directly aligned with our strategy, we invest in our people focused on their development and journey while at Fulcrum and most importantly we identify our key talent to ensure we are focused on their retention. We track and report internally on key talent metrics including a focus on overall headcount and by function, hiring metrics, career development (promotions, etc.), turnover trends, and employee demographics (including race, gender, ethnicity). Our senior executives use these metrics to make thoughtful decisions around our people including resource planning, recruitment and retention initiatives and design of compensation and benefits programs. We share these metrics quarterly with the senior executives and board of directors to assist it in fulfilling its duties to (a) establish our enterprise compensation philosophy, (b) administer our compensation plans, (c) evaluate the performance of our executive officers and key employees and (d) review and monitor management development and succession plans.

As of February 24,2022, we had 104 full-time employees, including a total of 41 employees with M.D. or Ph.D. degrees. Of these full-time employees, 67 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our Commitment to Diversity, Equity & Inclusion

We strongly believe in a diverse workplace where all our employees can thrive in an inclusive environment free from discrimination, harassment, bias and prejudice. We aim to treat all individuals with respect and dignity and to provide all our employees with equal opportunity and fair treatment based on merit. By embracing diversity and inclusion, we create an organization committed to working together to develop innovative solutions in support of our mission consistent with our values. We cultivate a culture and environment where different backgrounds and perspectives are not only respected and heard, but embraced and celebrated. Not only is a diverse, equitable and inclusive mindset and culture critical to an engaged and committed workplace, but it is also imperative to understanding and meeting the needs of the patients we seek to help with our medicines.

As we grow and mature, we look forward to establishing programs/metrics that support diversity, equity, inclusion, and belonging. We will focus on continuing to bring more diversity talent to Fulcrum, creating an inclusive environment by creating awareness (speakers, etc.) and ensuring our underrepresent employees are provided the right career opportunities.

As of February 24, 2022, women accounted for approximate 49% of our full-time employees. As of February 24, 2022, our employee records indicate that approximately 32% of our full-time U.S. employees identify as non-white.

Our Compensation & Benefits

Given the highly competitive nature of our industry and the importance of recruitment and retention to our success, we strive to furnish our employees with what we believe is a very competitive and comprehensive total rewards package of compensation, benefits and services. This package includes competitive compensation, including equity compensation, and comprehensive benefits program that provides resources to help employees manage their health and well-being, finances, and life outside of work (promoting flexibility), including health insurance and dental care, vision insurance, disability insurance, paid sick leave, a 401(k) plan, paid time off (inclusive of vacation, holidays, focus days) and employee assistance services.

Our Efforts to Address the COVID-19 Pandemic

Employee safety and wellbeing is of paramount importance to us in any year and was of particular focus in 2021 in light of the ongoing COVID-19 pandemic. In response to the pandemic, we have supported our employees to curb the COVID-19 pandemic through safety and communication efforts and investments, which include:

•
Creating a COVID-19 task force responsible for establishing COVID-19, safety protocols and regularly communicating updates to all employees;
•
Decreasing density and increasing physical distancing in our facilities for employees working onsite using scheduling adjustments and flexibility;
•
Adhering to robust cleaning protocols;
•
Providing on site testing ;
•
Requiring and providing masks to all onsite employees;
•
Proactively creating rigorous procedures to address actual and suspected COVID-19 cases and potential exposure; and
•
Being nimble reacting real time with a sense of urgency to anything that came our way to support our employees

Additionally, from time to time we have instituted additional programs during the pandemic to support our employees. We leveraged our weekly company meeting to keep our employees connected on what was happening during the pandemic (managing expectations and listening to their needs) as well as making employee connections (fun breakouts in the spirit of building relationships/connections). We also provided a subsidy for home office set-up, flexibility to figure out work location/hours, and enhanced our employee assistance services (comprehensive mental health, work-life and management services).

Corporate Information

Our principal executive office is located at 26 Landsdowne Street, Cambridge, MA 02139, and our telephone number is 617-651-8851. Our internet website address is www.fulcrumtx.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Our future operating results could differ materially from the results described in this Annual Report on Form 10-K due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” on page i of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $80.8 million for the year ended December 31, 2021 and $70.8 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $302.5 million. To date, we have funded our operations primarily from the sale of shares of our common stock in public offerings, a private placement, and in “at-the-market” offerings, or the ATM Offering, through issuances of convertible preferred stock, and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
continue our clinical development of losmapimod and FTX-6058;
•
continue our ongoing preclinical studies;
•
advance clinical-stage product candidates into later stage trials, such as a Phase 3 clinical trial of losmapimod for the treatment of FSHD;
•
pursue the discovery of drug targets for other genetically-defined rare diseases and the subsequent development of any resulting product candidates;
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
•
make any milestone payments to affiliates of GSK, under our right of reference and license agreement with GSK upon the achievement of specified clinical or regulatory milestones;
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

To become and remain profitable, we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if, among other things:

•
we are required by the FDA, the EMA, or other regulatory authorities to perform trials or studies in addition to, or different than, those expected;
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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our ongoing and planned clinical trials of losmapimod and FTX-6058, continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our ongoing clinical trials of losmapimod and FTX-6058;
•
additional planned clinical trials, such as our planned Phase 1b clinical trial of FTX-6058 in select hemoglobinopathies, including ß-thalassemia, and plans for a Phase 3 clinical trial of losmapimod for the treatment of FSHD;
•
the scope, progress, costs and results of discovery research, preclinical development, laboratory testing and clinical trials for our current product candidates in additional indications or for any future product candidates that we may pursue;
•
the impact of the ongoing COVID-19 pandemic on our business and operations;
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

As of December 31, 2021, we had cash, cash equivalents, and marketable securities of approximately $218.2 million. We believe that our cash, cash equivalents, and marketable securities as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

In light of the COVID-19 pandemic, we and our CMOs and contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials and API used in the manufacturing of our product candidates, and laboratory supplies for our current and future preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the pandemic. We and our CMOs and CROs, may face disruptions related to our planned and ongoing clinical trials or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as enrollment and other delays at clinical trial sites. For example, in response to the COVID-19 pandemic, the clinical trial sites for our ReDUX4 clinical trial temporarily postponed trial-related activities, impacting our clinical trial execution plans. We may also face difficulties recruiting or retaining patients for our planned and ongoing clinical trials if patients are affected by the virus or are fearful of visiting or traveling to clinical trial sites because of the pandemic. In addition, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to further delays in these trials. The response to the ongoing COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

Additionally, the impact of the ongoing COVID-19 pandemic in Massachusetts resulted in a temporary reduction in workforce presence at our Cambridge research facility. While we increased workforce presence at our facilities starting in the second quarter of 2020, not all employees have returned to our facility and we cannot be certain that we will not be required to close our facilities in the future as a result of the ongoing COVID-19 pandemic. A closure of our facility may substantially impact our discovery and translational activities and may delay the experimentation needed to identify novel drug targets, prosecute such targets, identify development candidates for such targets and identify biomarkers that inform the potential clinical development paths for such targets. Moreover, discovery and implementation of clinical biomarker assays for ongoing clinical trials may be delayed. Furthermore, any negative impact that the ongoing pandemic has on the ability of our CROs to deliver data sets and execute on experimentation could cause substantial delays for our discovery activities and materially impact our ability to fuel our pipeline with new product candidates.

The ongoing COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will continue to significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the ongoing COVID-19 pandemic will be on our business. The extent of the impact of COVID-19 on our business, financial condition, results of operations and prospects will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 or any variant strains of the virus and actions to be taken to contain or mitigate the impact of COVID-19, including the supply, distribution and effectiveness of vaccines.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to use our net operating losses and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2021, we had federal and state net operating loss carryforwards of $245.8 million and $244.0 million, respectively, which begin to expire in 2036. Approximately $214.8 million of the federal net operating losses can be carried forward indefinitely. As of December 31, 2021, we also had federal orphan drug credits of $6.7 million, which begin to expire in 2040. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $6.1 million and $3.3 million, respectively, which begin to expire in 2035 and 2030, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past and may experience such ownership changes in the future (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change net operating losses and research and development tax credit carryforwards to offset such taxable income may be subject to limitations. Our net operating losses or credits may also be impaired under state law.

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

We are early in our development efforts, and we have advanced only two product candidates into clinical trials, losmapimod for the treatment of FSHD, and FTX-6058 for the treatment of SCD and select hemoglobinopathies. We have invested substantially all of our efforts and financial resources in our proprietary product engine to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of genetically-defined rare diseases. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

A key element of our strategy is to use our proprietary product engine to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of genetically-defined rare diseases, with an initial focus on identifying small molecules specific to the identified cellular target. Even if we are successful in identifying drug targets and potential product candidates, such candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. Identifying, developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in product development. We cannot provide stockholders any assurance that we will be able to successfully identify additional product candidates with our product engine, including as a result of our collaborations with Acceleron and MyoKardia, advance any additional product candidates through the development process or successfully commercialize any such additional product candidates. Regulatory authorities have substantial discretion in the approval process and may cause delays in the approval or rejection of an application. As a result of these factors, it is difficult for us to predict the time and cost of product candidate development. There can be no assurance that any development problems we experience in the future related to our proprietary product engine or any of our research or development programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. If we do not successfully identify, develop, obtain regulatory approval for and commercialize product candidates based upon our technological approach, we will not be able to generate product revenues.

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

As described in Item 1 “Business—Licenses and Collaborations--Right of Reference and License Agreement with GlaxoSmithKline” of this Annual Report on Form 10-K, we have entered into a right of reference and license agreement, as amended, with affiliates of GSK. Although losmapimod was originally evaluated by GSK in nearly 3,600 subjects, GSK did not evaluate losmapimod in FSHD or in any other muscular dystrophy, and most of the subjects in these trials were given a dose that was lower than our planned dosage of 15 mg of losmapimod twice per day. Accordingly, the safety data generated from GSK’s clinical trials of losmapimod may not be predictive or indicative of the results of our clinical trials. Similarly, while we believe the safety data from GSK’s clinical trials may, in part, support the safety database for losmapimod, GSK evaluated a limited number of subjects at a dose of 15 mg twice daily.

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
•
unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as the ongoing COVID-19 pandemic, in or around the countries in which we conduct our clinical trials, could delay the commencement or rate of completion of our clinical trials; and
•
regulators may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy, or REMS.

For example, in response to the ongoing COVID-19 pandemic, the clinical trial sites for our ReDUX4 trial temporarily postponed trial-related activities, impacting our clinical trial execution plans, and we cannot be certain that we will not face other postponements or similar difficulties in the future.

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

There are currently no therapies approved to treat FSHD, and there may be no therapies approved to treat the underlying causes of diseases that we attempt to address or may address in the future. As a result, the design and conduct of a clinical trial or trials of the product candidates for the treatment of these diseases may take longer, be more costly or be less effective as part of the novelty of development in these diseases. In some cases, we may use new or novel endpoints or methodologies, such as RWS, which has not been proven for registration to our knowledge. The FDA or other regulatory authorities have indicated support for RWS as a primary endpoint with additional supportive data but may not consider the endpoints of our clinical trial(s) to provide clinically meaningful results, even where we believe such results are clinically meaningful. For example, we have met with regulators to discuss the design of our future clinical trial and registration strategy for losmapimod for FSHD, including our proposed endpoints for REACH, but the regulators may require additional data to support the RWS functional primary endpoint for full approval.

Even if the FDA does find our primary endpoint to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoint to a magnitude, duration or degree of statistical significance in any pivotal or other clinical trials we may conduct for our product candidates. Further, even if we do meet the primary endpoint, our trials may produce results that are unpredictable or inconsistent with the results of the other, more traditional efficacy endpoints in the trials. The FDA also could ascribe substantial weight to other efficacy endpoints when interpreting the clinical trial data, such that even if we achieve statistically significant results on our primary endpoint, the FDA may regard the failure to show a statistically significant effect on our secondary efficacy endpoints as raising questions about the efficacy of the drug. The FDA also weighs the benefits of a product against its risks and the FDA may view the efficacy results in the context of safety as not being supportive of approval. Other regulatory authorities in Europe and other countries may make similar findings with respect to these endpoints.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Identifying and qualifying patients to participate in clinical trials for our product candidates is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. Because of our primary focus on genetically-defined rare diseases, we may have difficulty enrolling a sufficient number of eligible patients.

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

We are currently conducting an open label extension of our Phase 2b clinical trial and of our Phase 2 open label clinical trial of losmapimod in patients with FSHD in Europe and Canada. We may also conduct additional clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations, including GCP, and FDA’s ability to validate the data. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

For example, we are aware of several product candidates in clinical development that could be competitive with product candidates that we may successfully develop and commercialize. bluebird, Aruvant Sciences, Inc., Novo Nordisk A/S, Imara, Inc., Agios Pharmaceuticals, Inc., Forma Therapeutics Holdings, Inc., Global Blood Therapeutics, Inc., Takeda Pharmaceutical Company Limited, Pfizer, Inc., CSL Behring, Intellia Therapeutics, Inc., Editas Medicine, Inc., Sangamo Therapeutics Inc., or Sangamo (in collaboration with Bioverativ Inc.) and CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals, Inc.) are developing therapeutic approaches for patients with SCD. Acceleron (in collaboration with Celgene), Bellicum Pharmaceuticals, Inc., Silence Therapeutics plcImara Inc., Agios Pharmaceuticals, Inc., Forma Therapeutics Holdings, Inc., Ionis Pharmaceuticals, Inc., Orchard Therapeutics plc, Sangamo (in collaboration with

Bioverativ, Inc.) and CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals, Inc.) are developing therapeutic approaches for patients with ß-thalassemia.

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

We primarily focus our research and product development on treatments for genetically-defined rare diseases. Given the small number of patients who have the rare diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research that we conducted, and may prove to be incorrect or contain errors. New studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations for many of the indications we are evaluating are very small, we may never achieve profitability despite obtaining such significant market share.

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

We rely, and expect to continue to rely, on CMOs to manufacture our product candidates. If we are unable to enter into such arrangements as expected or if such organizations do not meet our supply requirements, development and/or commercialization of our product candidates may be delayed.

We do not have any manufacturing facilities and rely, and expect to continue to rely, on third parties to manufacture clinical supplies of our product candidates and we expect to rely on third parties to manufacture commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If we are unable to enter into such arrangements on the terms or timeline we expect, development and/or commercialization of our product candidates may be delayed.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements, or we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trial supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all.

In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another manufacturer manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. These facilities may also be affected by natural disasters, such as floods or fire, as well as public health issues (for example, an outbreak of a contagious disease such as COVID-19), or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility.

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

Our reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. Although we believe we have obtained sufficient losmapimod tablets from GSK to complete our ongoing Phase 2 clinical trials of losmapimod for the treatment of FSHD, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it. We have also engaged CMOs to prepare our own API and to manufacture losmapimod tablets. Although we believe we have produced sufficient losmapimod tablets to complete our planned Phase 3 registrational trial, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it. In addition, although we believe we have obtained sufficient quantities of FTX-6058 from a CMO for the completion of our ongoing Phase 1 clinical trial, our ongoing Phase 1b clinical trial for SCD, and our planned Phase 1b trial in non-SCD hemoglobinopathies, including ß-thalassemia, we cannot be sure we have correctly estimated our drug product requirements, which could delay, prevent or impair our development efforts.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. See the section entitled “Business — Pharmaceutical Insurance Coverage and Health Care Reform”.

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

▪
a covered benefit under its health plan;
▪
safe, effective and medically necessary;
▪
appropriate for the specific patient;
▪
cost-effective; and
▪
neither experimental nor investigational.

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

We currently rely on third-party contract CROs to conduct our ongoing clinical trials of losmapimod and FTX-6058. We plan to rely on third-party CROs or third-party research collaboratives to conduct any future clinical trials. We do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

We have collaboration and license agreements with Acceleron (with a targeted indication within the pulmonary disease space) and MyoKardia (for certain genetically defined cardiomyopathies). See “Business—License Agreements and Collaborations”. While we have retained all rights to and are developing on our own our current product candidates, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to our other existing or future product candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Additionally, subject to its contractual obligations to us, if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. For example, in November 2020, subsequent to our entering into the MyoKardia collaboration agreement, MyoKardia was acquired by Bristol-Myers Squibb Company. Bristol-Myers Squibb Company could determine to reprioritize MyoKardia’s development programs such that it ceases to diligently pursue the development of our programs and/or cause the agreement between MyoKardia and us to terminate. Additionally, in November 2021, subsequent to our entering into the Acceleron collaboration agreement, Acceleron was acquired by Merck & Co., Inc. Merck & Co., Inc. could determine to reprioritize Acceleron's development programs such that it ceases to diligently pursue the development of our programs and/or cause the agreement between Acceleron and us to terminate. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not published at all. Therefore, neither we nor our licensors can know with certainty whether either we or our licensors were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and in-licensed patent rights are highly uncertain. Moreover, our owned and in-licensed pending and future patent applications may not result in patents being issued which protect our technology and product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, could affect the value or narrow the scope of our patent rights. For information relating to our patent portfolio, see Item 1 “Business-Intellectual Property” in this Annual Report on Form 10-K.

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

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, our business may be materially harmed.

In the United States, the patent term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to, among other factors, the length of time the drug is under regulatory review, but such patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one eligible patent may be extended. Similar provisions are available in Europe and certain other jurisdictions outside the United States. If and when our product candidates receive FDA approval, we expect to apply for patent term extensions where applicable, but there is no guarantee that the applicable governmental authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. We may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. If we are unable to obtain any patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the expiration of our patent rights, and our business, financial condition, results of operations and prospects could be materially harmed.

Further, for our licensed patents, we may not have the right to control prosecution, including filing with the USPTO a petition for patent term extension thus if one of our licensed patents is eligible for patent term extension, we may not be able to control whether a petition to obtain a patent term extension is filed, or obtained, from the USPTO.

There are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, an ANDA applicant would not have to provide notice to us with respect to that patent. See “Business—Intellectual Property” for additional information regarding patent laws and patent protection.

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

We are party to license and funding agreements, such as the our agreement with GSK, and we may enter into additional licensing and funding arrangements with third parties that, that impose or may impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing and funding agreements, we are obligated to pay royalties on net product sales of product candidates or related technologies to the extent they are covered by the agreements. If we fail to comply with such obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements or require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations and prospects. We also have licenses and agreements to certain technologies used in our product engine, all of which are non-exclusive. While we still face all of the risks described herein with respect to those agreements, we cannot prevent third parties from also accessing those technologies. In addition, our licenses may place restrictions on our future business opportunities. For example, under our license with GSK, GSK has certain rights of first negotiation if we wish to sublicense any of the patent or data rights licensed by GSK to us to a third party for use outside the United States. This may prevent or delay certain transactions, which could have an adverse effect on the development and commercialization of losmapimod and on our business.

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

Risks Related to Regulatory Approval of our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain, and we may not obtain approvals for the commercialization of some or all of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Marketing approval of drugs in the United States requires the submission of a new drug application, or NDA, to the FDA and we are not permitted to market any drug candidate in the United States until we obtain approval of the NDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction.

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

In addition, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the Agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for a certain time period. The applicable period is seven years in the United States and ten years in Europe. The exclusivity period in Europe can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because competing drugs containing a different active ingredient can be approved for the same condition. In addition, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior to the first drug to obtain orphan drug exclusivity because it is shown to be safer, more effective or makes a major contribution to patient care. Moreover, if we pursue and obtain approval for the same product for another indication for which we are not entitled to or do not have orphan drug exclusivity, our period of orphan exclusivity will not prevent third parties from obtaining approval for a competing drug containing the same active ingredient for use in this other, non-orphan indication. If that were to occur, the protection we derive from orphan exclusivity may be adversely affected.

Special designation by the FDA, such as fast track or breakthrough therapy, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

The FDA granted fast track designation to losmapimod for the treatment of FSHD, and we may seek fast track designation for some of our other product candidates as well as breakthrough therapy designation, including for losmapimod. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure stockholders that the FDA would decide to grant it. Even with fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Even if the FDA agrees that we may pursue an accelerated approval NDA submission, approval of the NDA is not assured, nor does submission of an accelerated approval NDA ensure that the product candidate will have a faster development or regulatory review process.

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

Moreover, for drugs granted accelerated approval, the FDA typically requires confirmatory trials to verify the anticipated effect on IMM or other clinical benefit. These confirmatory trials must be completed with due diligence. We may be required to evaluate additional or different clinical endpoints in these post-marketing confirmatory trials. These confirmatory trials may require enrollment of more patients than we currently anticipate and will result in additional costs, which may be greater than the estimated costs we currently anticipate. The FDA may withdraw approval of a product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates would result in a longer time period for commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product, including the adoption and implementation of REMS. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs applicable to drug manufacturers. We will also be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to clinicians, and recordkeeping.

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

If we obtain regulatory approval and commercialize any products, healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. See the section entitled “Business—Government Regulation and Product Approvals—Health Care Law and Regulation”.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities that would be conducted by our sales team, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government funded healthcare programs.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which took effect across all Member States of the EEA, on May 25, 2018.

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

New laws also are being considered at both the state and federal levels. For example, the CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, and many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. For more information regarding the GDPR, the CCPA and other regulations, see Item 1 “Business –Government Regulation and Product Approvals” in this Annual Report on Form 10-K.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EEA. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain for any products that are approved in the United States or foreign jurisdictions.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed. See Item 1 “Business—Government Regulation and Product Approval—Pharmaceutical Insurance Coverage and Health Care Reform” in this Annual Report on Form 10-K.

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

We have had recent executive transitions, including of our chief executive officer, chief scientific officer and chief financial officer. We cannot predict the likelihood, timing or effect of future transitions among our executive leadership. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of February 24, 2022, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 56.1% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Holders of Our Common Stock

As of February 24, 2022, there were approximately 22 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Effective September 7, 2021, we granted one employee an option to purchase 140,000 shares of our common stock at an exercise price of $28.49 per share. Effective September 30, 2021, we granted one employee an option to purchase 58,000 shares of our common stock at an exercise price of $28.21 per share. These options were inducement grants in accordance with Nasdaq Listing Rule 5635(c)(4), which were made outside of our 2019 Stock Incentive Plan. The options have a ten-year term and vest over four years, with 25% of the shares underlying the option grants vesting on the first anniversary of the respective employee’s start date and an additional 6.25% of the shares vesting in equal quarterly installments over the twelve successive quarters following the first anniversary of the respective start date, subject to such employee’s continued service with us through the applicable vesting dates. We filed a registration statement on a Form S-8 to register the shares of common stock underlying these options.

No underwriters were involved in the foregoing issuances of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. The recipients either received adequate information about us or had access, through other relationships, to such information.

Other than as reported in a Current Report on Form 8-K, we did not sell any securities that were not registered under the Securities Act during the year ended December 31, 2021.

Item 6. Reserved.

Not applicable.

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

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our most advanced product candidate, losmamipod, is in development to treat the root cause of FSHD. Our other clinical product candidate is FTX-6058, which is being developed for the treatment of certain hemoglobinopathies, including SCD and ß-thalassemia. We expect to initiate REACH, a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of losmapimod, our product candidate for FSHD, in the second quarter of 2022. We initiated a Phase 1b clinical trial of FTX-6058 in people with SCD in the fourth quarter of 2021, and we expect to report initial data from that Phase 1b trial in the second quarter of 2022. Additionally, we submitted an IND in the fourth quarter of 2021 for FTX-6058 in other select hemoglobinopathies, including ß-thalassemia, and expect to initiate a Phase 1b study in the second quarter of 2022.

We have developed a proprietary product engine, FulcrumSeek, that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat the known root cause of genetically defined diseases. Our product engine integrates patient-derived tissue- and disease-relevant cell models that we interrogate using our pharmacologically diverse and highly annotated small-molecule compound library and customized CRISPR and RNAi libraries. These screens generate tens of millions of data points and high-content imaging. We then apply computational biology and analytics to identify targets with specificity and selectivity accompanied by a comprehensive data set that significantly accelerates development. This approach led to the identification of both losmapimod for FSHD and FTX-6058 for hemoglobinopathies, as well as a robust discovery pipeline. We expect to nominate our next development candidate this year to support our fourth IND by the end of the first quarter of 2023.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and product engine, identifying drug targets and potential product candidates, in-licensing assets, producing drug substance and drug product material for use in clinical trials and conducting preclinical studies and clinical trials. To date, we have funded our operations primarily from the sale of shares of our common stock in public offerings, a private placement, and in the ATM Offering, through issuances of convertible preferred stock, and from upfront payments received under our collaboration and license agreements.

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

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $80.8 million and $70.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $302.5 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

•
continue our clinical development of losmapimod and FTX-6058;
•
continue our ongoing preclinical studies;
•
advance clinical-stage product candidates into later stage trials;
•
pursue the discovery of drug targets for other genetically-defined rare diseases and the subsequent development of any resulting product candidates;
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
•
make any milestone payments to affiliates of GSK under our right of reference and license agreement with GSK upon the achievement of specified clinical or regulatory milestones;
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

As of December 31, 2021, we had $218.2 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

In December 2019, we entered into a collaboration and license agreement with Acceleron to identify biological targets to modulate specific pathways associated with a targeted indication within the pulmonary disease space. Under the collaboration agreement, we granted Acceleron an exclusive worldwide license under certain intellectual property rights to make, have made, use, sell, have sold, import, export, distribute and have distributed, market, have marketed, promote, have promoted, or otherwise exploit molecules and products directed against or expressing certain biological targets identified by us for the treatment, prophylaxis, or diagnosis of a targeted indication within the pulmonary disease space. Acceleron was subsequently acquired by Merck in November 2021. The primary goal of the collaboration is to identify and validate potential biological targets for further research in order to support the development, manufacture and commercialization of product candidates by Acceleron for the targeted indication by leveraging our proprietary product engine.

Under the terms of the collaboration agreement, we received a $10.0 million upfront payment from Acceleron in December 2019 and in December 2020, achieved $2.0 million of specified research milestones. We are also eligible to receive up to $436.5 million in the aggregate in milestone payments with respect to certain research, developmental, clinical, regulatory and sales-related milestones, and tiered royalty payments based on Acceleron’s (and any of its affiliates’ and sublicensees’) annual worldwide net sales of products directed to any identified targets.

For the years ended December 31, 2021 and 2020 we recognized $9.6 million and $6.3 million, respectively, of collaboration revenue under the Acceleron collaboration agreement. As of December 31, 2021 and December 31, 2020, we recorded $0.6 million and $7.9 million, respectively, of deferred revenue associated with the Acceleron collaboration agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of December 31, 2021, we had received $3.9 million of cost reimbursement payments and $2.0 million of milestone payments under the Acceleron collaboration agreement. As of December 31, 2021, we recorded unbilled accounts receivable of $0.7 million related to reimbursable research and development costs under the Acceleron collaboration agreement for activities performed during the three months ended December 31, 2021.

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

On July 20, 2020, we entered into a collaboration and license agreement with MyoKardia, pursuant to which we granted to MyoKardia an exclusive worldwide license under certain intellectual property rights to research, develop, make, have made, use, have used, sell, have sold, offer for sale, have offered for sale, import, have imported, export, have exported, distribute, have distributed, market, have marketed, promote, have promoted, or otherwise exploit products directed against certain biological targets identified by us that are capable of modulating up to a certain number of genes of interest with relevance to certain genetically defined cardiomyopathies. MyoKardia was subsequently acquired by Bristol-Myers Squibb Company in November 2020. The primary goal of the collaboration is to identify and validate potential biological targets for further research, in order to support the development, manufacture and commercialization of product candidates by MyoKardia for the potential treatment of certain genetically defined cardiomyopathies.

Under the terms of the MyoKardia collaboration agreement, we received a $10.0 million upfront payment and a $2.5 million payment as prepaid research funding in July 2020. MyoKardia will also reimburse us for the costs of the research activities not covered by the prepaid research funding, up to a maximum amount of total research funding (including the prepaid research funding). Upon the achievement of specified preclinical, development and sales milestones, we will be entitled to preclinical milestone payments, development milestone payments and sales milestone payments of up to $298.5 million in the aggregate per target for certain potential cardiomyopathy gene targets, and of up to $150.0 million in the aggregate per target for certain other potential cardiomyopathy gene targets. To date, we have achieved a $2.5 million specified preclinical milestone. MyoKardia will also pay us tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage based on MyoKardia’s, and any of its affiliates’ and sublicensees’, annual worldwide net sales of products under the MyoKardia collaboration agreement directed against any identified target. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

For the years ended December 31, 2021 and 2020 we recognized $9.6 million and $2.5 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. As of December 31, 2021 and 2020, we have recorded $4.1 million and $10.0 million, respectively, of deferred revenue associated with the MyoKardia collaboration agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of December 31, 2021, we had received $0.7 million of cost reimbursement payments and $2.5 million of milestone payments under the MyoKardia collaboration agreement, as well as the $2.5 million payment as prepaid research funding in July 2020. As of December 31, 2021, we recorded $2.5 million of accounts receivable associated with the achievement of a preclinical milestone in December 2021. As of December 31, 2021, we recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the MyoKardia collaboration agreement for activities performed during the three months ended December 31, 2021.

In the future, we will recognize additional revenue associated with the $10.0 million upfront payment and the $2.5 million preclinical milestone achieved in December 2021, and from reimbursement of costs incurred under the MyoKardia collaboration agreement. In the future, we may also generate additional revenue from milestones and royalty payments under the MyoKardia collaboration agreement. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year based upon our pattern of performance under the MyoKardia collaboration agreement and as a result of the timing, amount, and achievement of milestones and reimbursement of costs incurred under the MyoKardia collaboration agreement.

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

Operating Expenses

Research and Development Expenses

Research and development expenses represent costs incurred by us for the discovery, development, and manufacture of our product candidates and include:

•
external research and development expenses incurred under agreements with contract research organizations, CMOs, and consultants;
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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the years ended December 31, 2021 and 2020. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately.

	Year Ended December 31,
(in thousands)	2021	2020
Losmapimod external expenses	$19,128	$22,954
FTX-6058 external expenses	14,041	5,538
Pre-development candidate expenses and unallocated expenses	16,100	14,775
Internal research and development expenses	20,432	15,775
Total research and development expenses	$69,701	$59,042

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing our product candidates, including the uncertainty related to:

•
the timing and progress of preclinical and clinical development activities, including in light of the ongoing COVID-19 pandemic;
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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following summarizes our results of operations for the years ended December 31, 2021 and 2020, along with the changes in those items in dollars:

	Year Ended December 31,		Change
(in thousands)	2021	2020	$
Collaboration revenue	$19,163	$8,823	$10,340
Operating expenses:
Research and development	69,701	59,042	10,659
General and administrative	30,516	21,392	9,124
Total operating expenses	100,217	80,434	19,783
Loss from operations	(81,054)	(71,611)	(9,443)
Other income, net	207	792	(585)
Net loss	$(80,847)	$(70,819)	$(10,028)

Collaboration Revenue

Collaboration revenue increased by $10.3 million from $8.8 million for the year ended December 31, 2020 to $19.2 million for the year ended December 31, 2021. We recognize revenue under each of the Acceleron and MyoKardia collaboration agreements based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the agreements. For the years ended December 31, 2021 and 2020, we recognized $9.6 million and $6.3 million, respectively, of collaboration revenue under the Acceleron collaboration agreement and $9.6 million and $2.5 million of collaboration revenue, respectively, under the MyoKardia collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
(in thousands)	2021	2020	$
External research and development	$37,624	$31,409	$6,215
Employee compensation	20,432	15,776	4,656
Laboratory supplies	4,425	4,586	(161)
Facility costs	5,552	5,507	45
Other	1,668	1,764	(96)
Total research and development expenses	$69,701	$59,042	$10,659

Research and development expense increased by $10.7 million from $59.0 million for the year ended December 31, 2020 to $69.7 million for the year ended December 31, 2021. The increase in research and development expense was primarily attributable to the following:

•
$6.2 million in increased external research and development costs, primarily associated with the advancement of FTX-6058 for the treatment of certain hemoglobinopathies, partially offset by decreased costs associated with losmapimod as we completed the ReDUX4 trial in January 2021;
•
$4.7 million in increased employee compensation costs, including a $1.1 million increase in stock-based compensation expense, primarily due to increased research and development headcount; and
•
$0.1 million in increased facilities costs, offset by a $0.2 million decrease in laboratory supplies costs and a $0.1 million decrease in other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
(in thousands)	2021	2020	$
Employee compensation	$14,801	$10,083	$4,718
Professional services	12,488	8,965	3,523
Facility costs	960	851	109
Other	2,267	1,493	774
Total general and administrative expenses	$30,516	$21,392	$9,124

General and administrative expenses increased by $9.1 million from $21.4 million for the year ended December 31, 2020 to $30.5 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily attributable to the following:

•
$4.7 million in increased employee compensation costs, including a $2.6 million increase in stock-based compensation expense, primarily due to increased general and administrative headcount;
•
$3.5 million in increased professional services, primarily due to increased use of consulting services;
•
$0.8 million in increased other costs; and
•
$0.1 million in increased facility-related costs, including depreciation and other utility and maintenance costs.

Other Income, Net

Other income, net decreased by $0.6 million from $0.8 million for the year ended December 31, 2020 to $0.2 million for the year ended December 31, 2021. The decrease in other income, net was primarily attributable to a decrease in investment income on our cash, cash equivalents, and marketable securities as a result of an overall decreased rate of return.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of December 31, 2021, we have funded our operations primarily with aggregate gross proceeds of $501.2 million from the sale of shares of our common stock in public offerings, a private placement, and the ATM Offering, through issuances of convertible preferred stock, and from upfront payments received under our collaboration and license agreements. As of December 31, 2021, we had cash, cash equivalents, and marketable securities of $218.2 million.

In August 2020, we entered into an Equity Distribution Agreement with Piper Sandler & Co., or Piper Sandler, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million under the ATM Offering. As of December 31, 2021, we have issued and sold 550,000 shares of common stock under the ATM Offering, resulting in net proceeds of $5.7 million after deducting offering costs.

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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(78,478)	$(53,655)
Net cash used in investing activities	(129,669)	(57,138)
Net cash provided by financing activities	186,507	71,132
Net decrease in cash, cash equivalents, and restricted cash	$(21,640)	$(39,661)

Net Cash Used in Operating Activities

Net cash used in operating activities was $78.5 million during the year ended December 31, 2021 compared to net cash used in operating activities of $53.7 million during the year ended December 31, 2020. The increase in net cash used in operating activities of $24.8 million was primarily due to increased external research and development costs as we continue to advance our lead programs, increased employee compensation costs, and increased general and administrative costs to support the growth of our organization.

Net Cash Used in Investing Activities

Net cash used in investing activities was $129.7 million during the year ended December 31, 2021 compared to net cash used in investing activities of $57.1 million during the year ended December 31, 2020. The increase in net cash used in investing activities of $72.6 million was primarily due to higher net purchases of marketable securities during the year ended December 31, 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $186.5 million during the year ended December 31, 2021 compared to net cash provided by financing activities of $71.1 million during the year ended December 31, 2020. Net cash provided by financing activities during the year ended December 31, 2021 primarily consisted of net proceeds of approximately $182.9 million from the completion of the public offerings of our common stock in January 2021 and August 2021. Net cash provided by financing activities during the year ended December 31, 2020 primarily consisted of net proceeds of approximately $64.2 million from the issuance of common stock in a private placement in June 2020 and net proceeds of $5.7 million received under our ATM Offering.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, we expect to incur additional costs to support the growth of our organization. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

•
the progress, costs and results of our clinical trials of losmapimod and FTX-6058;
•
the scope, progress, costs and results of discovery research, preclinical development, laboratory testing and clinical trials for our current product candidates in additional indications or for any future product candidates that we may pursue;
•
the impact of the ongoing COVID-19 pandemic on our business and operations;
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

See Note 10, “Collaboration and License Agreements” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the application of ASC 606 to the Acceleron and MyoKardia collaboration agreements.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities and our investments are in short-term marketable securities, such as corporate bonds and commercial paper. As of December 31, 2021, we had cash, cash equivalents, and marketable securities of $218.2 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2021, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021 and 2020.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fulcrum Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fulcrum Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 3, 2022

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$35,412	$57,052
Marketable securities	182,750	55,862
Accounts receivable	2,500	2,000
Unbilled accounts receivable	1,137	531
Prepaid expenses and other current assets	4,199	4,065
Total current assets	225,998	119,510
Property and equipment, net	7,368	8,397
Restricted cash	1,092	1,092
Other assets	542	578
Total assets	$235,000	$129,577
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,788	$4,079
Accrued expenses and other current liabilities	9,231	7,267
Deferred lease incentive, current portion	469	469
Deferred revenue, current portion	4,711	14,910
Total current liabilities	19,199	26,725
Deferred rent, excluding current portion	1,680	1,649
Deferred lease incentive, excluding current portion	2,582	3,051
Deferred revenue, excluding current portion	—	2,971
Total liabilities	23,461	34,396
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 40,636,398 and 28,067,402 shares issued as of December 31, 2021 and December 31, 2020, respectively; 40,626,224 and 27,941,566 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	41	28
Treasury stock, at cost; no shares as of December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	514,362	316,775
Accumulated other comprehensive loss	(397)	(2)
Accumulated deficit	(302,467)	(221,620)
Total stockholders’ equity	211,539	95,181
Total liabilities and stockholders’ equity	$235,000	$129,577

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
Collaboration revenue	$19,163	$8,823
Operating expenses:
Research and development	69,701	59,042
General and administrative	30,516	21,392
Total operating expenses	100,217	80,434
Loss from operations	(81,054)	(71,611)
Other income, net	207	792
Net loss	$(80,847)	$(70,819)
Net loss per share, basic and diluted	$(2.29)	$(2.79)
Weighted average common shares outstanding, basic and diluted	35,361	25,354

Comprehensive loss:
Net loss	$(80,847)	$(70,819)
Other comprehensive loss:
Unrealized loss on marketable securities	(395)	(2)
Total other comprehensive loss	(395)	(2)
Comprehensive loss	$(81,242)	$(70,821)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2019	22,654,444	$23	—	$—	$237,931	$—	$(150,801)	$87,153
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	4,029,411	4	—	—	64,314	—	—	64,318
Issuance of common stock in "at-the-market" offering, net of issuance costs	550,000	1	—	—	5,735	—	—	5,736
Issuance of common stock under employee benefit plans	182,359	—	—	—	1,430	—	—	1,430
Vesting of restricted stock awards	525,352	—	—	—	15	—	—	15
Repurchase of unvested restricted stock awards	—	—	29,882	—	—	—	—	—
Retirement of treasury shares	—	—	(29,882)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,350	—	—	7,350
Unrealized loss on marketable securities	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(70,819)	(70,819)
Balance at December 31, 2020	27,941,566	$28	—	$—	$316,775	$(2)	$(221,620)	$95,181
Issuance of common stock in connection with public offerings, net of issuance costs	12,190,000	12	—	—	182,845	—	—	182,857
Issuance of common stock under employee benefit plans	381,967	1	—	—	3,667	—	—	3,668
Vesting of restricted stock awards	112,691	—	—	—	5	—	—	5
Repurchase of unvested restricted stock awards	—	—	2,971	—	—	—	—	—
Retirement of treasury shares	—	—	(2,971)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	11,070	—	—	11,070
Unrealized loss on marketable securities	—	—	—	—	—	(395)	—	(395)
Net loss	—	—	—	—	—	—	(80,847)	(80,847)
Balance at December 31, 2021	40,626,224	$41	—	$—	$514,362	$(397)	$(302,467)	$211,539

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(80,847)	$(70,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,515	2,379
Stock-based compensation expense	11,070	7,350
Net amortization of premiums and discounts on marketable securities	673	(68)
Changes in operating assets and liabilities:
Accounts receivable	(500)	(2,000)
Unbilled accounts receivable	(606)	(531)
Prepaid expenses and other current assets	(134)	(697)
Other assets	36	(519)
Accounts payable	973	1,773
Accrued expenses and other liabilities	1,950	1,976
Deferred revenue	(13,170)	7,881
Deferred rent and deferred lease incentive	(438)	(380)
Net cash used in operating activities	$(78,478)	$(53,655)
Investing activities
Purchases of marketable securities	(216,234)	(124,270)
Maturities of marketable securities	88,278	68,474
Purchases of property and equipment	(1,713)	(1,342)
Net cash used in investing activities	$(129,669)	$(57,138)
Financing activities
Payment of initial public offering costs	—	(193)
Proceeds from issuance of common stock in connection with private placement, net of placement agent fees and offering costs	—	64,210
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	—	5,736
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	182,857	—
Principal payments on capital lease obligations	(18)	(50)
Proceeds from issuance of common stock under benefit plans, net	3,668	1,429
Net cash provided by financing activities	186,507	71,132
Net decrease in cash, cash equivalents and restricted cash	(21,640)	(39,661)
Cash, cash equivalents, and restricted cash, beginning of period	58,144	97,805
Cash, cash equivalents, and restricted cash, end of period	$36,504	$58,144
Supplemental cash flow information
Cash paid for interest	$—	$4
Non-cash investing and financing activities:
Property and equipment purchases unpaid at end of period	$37	$262

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$35,412	$57,052
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$36,504	$58,144

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Fulcrum Therapeutics, Inc. (the “Company” or “Fulcrum”) was incorporated in Delaware on August 18, 2015. The Company is focused on improving the lives of patients with genetically-defined rare diseases in areas of high unmet medical need.

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

On August 11, 2020, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $75.0 million under an “at-the-market” offering program (the “ATM Offering”). The Equity Distribution Agreement provides that Piper Sandler will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. From the initiation of the ATM Offering through December 31, 2021, the Company has issued and sold 550,000 shares under the ATM Offering, resulting in aggregate net proceeds of $5.7 million after deducting issuance costs of $0.2 million.

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

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of common stock in public offerings, a private placement, and the ATM Offering, through issuances of convertible preferred stock, and from upfront payments received from the collaboration and license agreements with Acceleron Pharma Inc. (“Acceleron”), a wholly-owned subsidiary of Merck & Co., Inc., and MyoKardia, Inc. (“MyoKardia”), a wholly-owned subsidiary of Bristol Myers Squibb Company. As of December 31, 2021, the Company had an accumulated deficit of $302.5 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fulcrum Therapeutics Securities Corp., which is a Massachusetts subsidiary created to buy, sell, and hold securities. All intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. Cash equivalents include investments in money market funds that invest in U.S. Treasury obligations. The Company maintains its bank accounts at major financial institutions.

Restricted Cash

Restricted cash represents cash held to secure a letter of credit associated with the Company’s facility lease.

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

Marketable Securities

The Company classifies securities with a remaining maturity when purchased of greater than three months as marketable securities. As of December 31, 2021, the Company’s marketable securities consisted of investments in corporate bonds and commercial paper. Marketable securities are classified as current assets on the consolidated balance sheets if the marketable securities are available to be converted into cash to fund current operations.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use or disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021 and 2020.

Leases

Leases are classified at their inception as either operating or capital leases. The Company recognizes rent expense for its facility leases, which are classified as operating leases, on a straight-line basis over the respective lease term, inclusive of rent escalation provisions and rent holidays. The difference between rent payments made and straight-line rent expense is recorded as deferred rent. Additionally, the Company recognizes tenant improvement allowances for its operating leases as a deferred lease incentive and amortizes the lease incentive as a reduction to rent expense on a straight-line basis over the respective lease term.

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

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other companies. The Company records accruals for estimated ongoing research costs that have not yet been invoiced. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or trials or the extent of services provided during the reporting periods, including invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at each reporting period. Actual results could differ from the Company’s estimates.

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

The fair value of each restricted stock award is based on the fair value of the Company’s common stock on the grant date, less any applicable purchase price. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. The historical volatility is calculated based on a period of time commensurate with the assumption used for the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to the lack of historical exercise data and the plain nature of its stock-based awards. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on common stock.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2021 and 2020, comprehensive loss consists of net loss and unrealized losses on investments.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options to purchase common stock and unvested restricted stock awards are considered potential dilutive common shares. The Company has generated a net loss in all periods presented, and therefore the basic and diluted net loss per share are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

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

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including that an EGC can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates for ASUs. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of its initial public offering or such earlier time that it is no longer an EGC.

Recent Accounting Pronouncements—To Be Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended by various subsequently issued ASUs. Lessees are required to classify leases as either finance or operating leases. If the lease is effectively a financed-purchase by the lessee, it is classified as a financing lease, otherwise it is classified as an operating lease. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which permits entities to continue applying legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. In November 2019, the FASB deferred the effective date of ASU 2016-02, as amended, for private companies to fiscal years beginning after December 15, 2020. In June 2020, the FASB further deferred the effective date of ASU 2016-02, as amended, for private companies to fiscal years beginning after December 15, 2021. The new standard will become effective for the Company on January 1, 2022. The Company will apply the transition method permitted by ASU 2018-11. The Company is currently evaluating the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures. The Company expects to take advantage of certain available expedients by electing the transition package of practical expedients permitted within ASU 2016-02, as amended, which allows the Company to not reassess previous accounting conclusions around whether arrangements are, or contain, leases, the classification of leases, and the treatment of initial direct costs. The Company also expects to make an accounting policy election to exclude leases with an initial term of twelve months or less from the balance sheet. The Company expects that the adoption of ASU 2016-02, as amended, will result in the recognition of material right-of-use assets and lease liabilities in its consolidated balance sheets. The Company does not expect the adoption of ASU 2016-02, as amended, will have a material impact to its consolidated statements of operations and comprehensive loss.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of December 31, 2021 and 2020 (in thousands):

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$35,412	$35,412	$—	$—
Marketable securities:
Corporate bonds	101,368	—	101,368	—
Commercial paper	81,382	—	81,382	—
Total	$218,162	$35,412	$182,750	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$57,052	$57,052	$—	$—
Marketable securities:
Corporate bonds	23,339	—	23,339	—
Commercial paper	32,523	—	32,523	—
Total	$112,914	$57,052	$55,862	$—

There were no transfers between fair value levels during the years ended December 31, 2021 or 2020.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of December 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$35,412	$—	$—	$35,412
Total cash equivalents	35,412	—	—	35,412
Marketable securities:
Corporate bonds	101,697	—	(329)	101,368
Commercial paper	81,450	—	(68)	81,382
Total marketable securities	183,147	—	(397)	182,750
Total cash equivalents and marketable securities	$218,559	$—	$(397)	$218,162

	Fair Value Measurements at December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$57,052	$—	$—	$57,052
Total cash equivalents	57,052	—	—	57,052
Marketable securities:
Corporate bonds	23,341	2	(4)	23,339
Commercial paper	32,523	—	—	32,523
Total marketable securities	55,864	2	(4)	55,862
Total cash equivalents and marketable securities	$112,916	$2	$(4)	$112,914

There were no sales of marketable securities during the year ended December 31, 2021. As of December 31, 2021, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $180.8 million. As of December 31, 2021, no securities were in an unrealized loss position for greater than twelve months.

The Company determined that it did not hold any securities with any other-than-temporary impairment as of December 31, 2021. As of December 31, 2021, the aggregate fair value of securities with a remaining contractual maturity of greater than one year was $39.7 million. As of December 31, 2021, the Company did not intend to sell, and would not be more likely than not be required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Lab equipment	$8,182	$6,877
Furniture and fixtures	594	594
Computer equipment	373	373
Software	199	199
Leasehold improvements	6,289	6,210
Construction in process	—	262
Total property and equipment	15,637	14,515
Less: accumulated depreciation	(8,269)	(6,118)
Property and equipment, net	$7,368	$8,397

Depreciation expense for the years ended December 31, 2021 and 2020 was $2.5 million and $2.4 million, respectively. Total property and equipment, gross, as of December 31, 2020 included $0.2 million of property and equipment recorded under capital leases. Accumulated depreciation as of December 31, 2020 included $0.2 million for property and equipment recorded under capital leases. No property and equipment was recorded under capital leases as of December 31, 2021.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid expenses	$3,400	$3,668
Prepaid sign-on bonuses subject to vesting provisions	326	147
Interest income receivable	473	176
Other	—	74
Total prepaid expenses and other current assets	$4,199	$4,065

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
External research and development	$3,171	$4,082
Payroll and benefits	4,990	2,928
Professional services	996	196
Capital lease obligation, current portion	—	17
Other	74	44
Total accrued expenses and other current liabilities	$9,231	$7,267

7. Preferred Stock

As of December 31, 2021 and 2020, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of December 31, 2021 and 2020.

No dividends have been declared since inception.

8. Common Stock

As of December 31, 2021 and 2020, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of December 31, 2021 and 2020, the Company has reserved for future issuance the following number of shares of common stock:

	December 31, 2021	December 31, 2020
Shares reserved for exercises of outstanding stock options	5,188,354	2,962,347
Shares reserved for future issuance under the 2019 Stock Incentive Plan	286,324	1,728,616
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	706,658	465,999
	6,181,336	5,156,962

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of December 31, 2021 and 2020, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was annually increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. As of December 31, 2021, there were 286,324 shares available for future issuance under the 2019 Plan. On January 1, 2022, the number of shares reserved for issuance under the 2019 Plan was increased by 1,625,455 shares.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company's board of directors adopted the 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company.

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

The following table summarizes the Company’s restricted stock activity under the 2019 Plan and 2016 Plan since December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	346,423	$3.05
Granted	—	—
Vested	(233,563)	3.00
Repurchased	(29,882)	3.05
Unvested at December 31, 2020	82,978	$3.19
Granted	—	—
Vested	(69,833)	3.17
Repurchased	(2,971)	3.22
Unvested at December 31, 2021	10,174	$3.35

Stock Options

Stock options granted by the Company typically vest over a four year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,962,347	$11.57	8.55	$5,767,895
Granted	2,976,667	15.56
Exercised	(341,952)	9.74
Cancelled	(408,708)	12.44
Outstanding at December 31, 2021	5,188,354	$13.91	8.57	$27,082,052
Exercisable at December 31, 2021	1,476,669	$11.54	7.70	$9,083,995

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the years ended December 31, 2021 and 2020 was $11.37 per share and $9.76 per share, respectively. The total intrinsic value of stock options exercised in the years ended December 31, 2021 and 2020 was $3.5 million and $1.4 million, respectively.

The fair value of stock options granted during the years ended December 31, 2021 and 2020 has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Risk-free interest rate	0.9%	1.2%
Expected dividend yield	0.0%	0.0%
Expected term (years)	6.1	6.0
Expected stock price volatility	87.3%	77.6%

Restricted Stock Grants Outside of the 2016 Plan and the 2019 Plan

The following table summarizes the Company’s restricted stock activity outside of the 2019 Plan and 2016 Plan since December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	334,647	$2.94
Granted	—	—
Vested	(291,789)	2.94
Repurchased	—	—
Unvested at December 31, 2020	42,858	$2.93
Granted	—	—
Vested	(42,858)	2.94
Repurchased	—	—
Unvested at December 31, 2021	—	$—

The aggregate intrinsic value of all restricted stock awards that vested during the years ended December 31, 2021 and 2020 was $1.5 million and $8.8 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Year Ended December 31,
	2021	2020
General and administrative	$6,614	$3,970
Research and development	4,456	3,380
Total stock-based compensation expense	$11,070	$7,350

As of December 31, 2021, the Company had an aggregate of $34.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.76 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was annually increased on January 1, 2020, and will be increased on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. As of December 31, 2021, there were 706,658 shares available for future issuance under the ESPP. On January 1, 2022, the number of shares reserved for issuance under the 2019 ESPP was increased by 406,363 shares.

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

During the year ended December 31, 2021, the Company recognized $9.6 million of collaboration revenue associated with the Acceleron Collaboration Agreement, which includes $7.3 million of revenue recognized that was included in deferred revenue as of December 31, 2020. During the year ended December 31, 2020, the Company recognized $6.3 million of collaboration revenue associated with the Acceleron Collaboration Agreement, which includes $3.4 million of revenue recognized that was included in deferred revenue as of December 31, 2019 and a cumulative catch-up adjustment of $0.5 million attributable to the removal of the constraint associated with the $2.0 million of research milestones achieved in December 2020. As of December 31, 2021 and 2020, the Company recorded deferred revenue associated with the Acceleron Collaboration Agreement of $0.6 million and $7.9 million, respectively, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of December 31, 2021 and 2020. As of December 31, 2021, the Company had received $3.9 million of cost reimbursement payments under the Acceleron Collaboration Agreement and $2.0 million associated with the achievement of specified research milestones. As of December 31, 2020, the Company had received $1.7 million of cost reimbursement payments and no milestone or royalty payments under the Acceleron Collaboration Agreement. As of December 31, 2021, the Company recorded unbilled accounts receivable of $0.7 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended December 31, 2021. As of December 31, 2020, the Company recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended December 31, 2020. As of December 31, 2021, the Company had recorded no accounts receivable under the Acceleron Collaboration Agreement. As of December 31, 2020, the Company recorded accounts receivable of $2.0 million associated with the achievement of specified research milestones in December 2020.

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

Under the MyoKardia Collaboration Agreement, MyoKardia made a $10.0 million upfront payment and a $2.5 million payment as prepaid research funding to the Company in July 2020. MyoKardia will also reimburse the Company for the costs of the research activities not covered by the prepaid research funding, up to a maximum amount of total research funding (including the prepaid research funding). Upon the achievement of specified preclinical, development and sales milestones, the Company will be entitled to preclinical milestone payments, development milestone payments and sales milestone payments of up to $298.5 million in the aggregate per target for certain Identified Targets, and of up to $150.0 million in the aggregate per target for certain other Identified Targets. To date, the Company has achieved a $2.5 million specified preclinical milestone. MyoKardia will also pay the Company tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage based on MyoKardia’s, and any of its affiliates’ and sublicensees’, annual worldwide net sales of products under the MyoKardia Collaboration Agreement directed against any Identified Target. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

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

Determination of the Transaction Price

The Company received a non-refundable upfront payment of $10.0 million, which the Company included in the transaction price. In December 2021, the Company achieved a $2.5 million specified preclinical milestone associated with the MyoKardia Collaboration Agreement, which was previously constrained due to the significant uncertainty regarding whether such preclinical milestone would be achieved. Based on the uncertainty associated with the achievement of any preclinical and development milestone payments that the Company is eligible to receive, the Company has constrained the variable consideration associated with those milestone payments and excluded them from the transaction price. As part of its evaluation of constraining the preclinical and development milestones, the Company considered numerous factors, including the fact that the achievement of the preclinical and development milestones are contingent upon the results of the underlying preclinical and development activities and are thus outside of the control of the Company.

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

During the year ended December 31, 2021, the Company recognized $9.6 million of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $6.7 million of revenue recognized that was included in deferred revenue as of December 31, 2020 and a cumulative catch-up adjustment of $1.7 million attributable to the removal of the constraint associated with the $2.5 million preclinical milestone achieved in December 2021. During the year ended December 31, 2020, the Company recognized $2.5 million of collaboration revenue associated with the MyoKardia Collaboration Agreement. As of December 31, 2021 and 2020, the Company recorded deferred revenue of $4.1 million and $10.0 million, respectively, associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of December 31, 2021 and 2020. As of December 31, 2021, the Company had received $3.2 million of cost reimbursement payments under the MyoKardia Collaboration Agreement, including the $2.5 million payment as prepaid research funding in July 2020, and no milestone or royalty payments. As of December 31, 2020, the Company had not received any milestone, royalty, or cost reimbursement payments under the MyoKardia Collaboration Agreement, other than the $2.5 million payment as prepaid research funding in July 2020. As of December 31, 2021, the Company recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended December 31, 2021. As of December 31, 2021, the Company has recorded accounts receivable of $2.5 million under the MyoKardia Collaboration Agreement associated with the achievement of a preclinical milestone in December 2021. As of December 31, 2020, the Company had recorded no accounts receivable under the MyoKardia Collaboration Agreement.

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

Under the GSK Agreement, the Company issued 12,500,000 shares of Series B Preferred Stock to GSK. In addition, the Company may owe GSK up to $37.5 million in certain specified clinical and regulatory milestones, including $2.5 million previously achieved and paid during 2019, and up to $60.0 million in certain specified sales milestones. The Company has agreed to pay tiered royalties on annual net sales of losmapimod that range from mid single-digit percentages to a low double-digit, but less than teens, percentage. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances.

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

12. Commitments and Contingencies

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017 when the Company gained access to the leased space for purposes of making leasehold improvements. The Company began recognizing rent expense associated with this lease during December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is classified as a deferred lease incentive on the balance sheet. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of December 31, 2021 and 2020. The Company records rent expense for this lease on a straight-line basis. Rent expense associated with this lease for the years ended December 31, 2021 and 2020 was approximately $1.9 million.

The future minimum lease payments associated with the lease for the Company’s current headquarters as of December 31, 2021 are as follows (in thousands):

2022	2,424
2023	2,497
2024	2,572
2025	2,649
2026	2,729
Thereafter	4,237
Total minimum lease payments	$17,108

125 Sidney Street

In November 2021, the Company entered into a lease agreement comprising approximately 12,196 square feet of office space at 125 Sidney Street in Cambridge, Massachusetts, commencing November 2021 when the Company gained access to the leased space for purposes of making leasehold improvements. The Company began recognizing rent expense associated with this lease during November 2021. The lease ends on March 31, 2024. The Company has the option to extend the term of the lease for two successive one-year periods, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $1.7 million over the initial term, and includes escalating rent payments. Rent expense associated with this lease for the year ended December 31, 2021 was $0.1 million.

The future minimum lease payments associated with the 125 Sidney Street lease as of December 31, 2021 are as follows (in thousands):

2022	613
2023	836
2024	210
Total minimum lease payments	$1,659

Other Agreements

The Company has agreements with third parties in the normal course of business under which it can license certain developed technologies. If the Company exercises its rights to license the technologies it may be subject to additional fees and milestone payments. As of December 31, 2021, the Company has not exercised its rights to license such technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of December 31, 2021 or 2020.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred for the years ended December 31, 2021 and 2020.

13. Income Taxes

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Federal income tax at statutory rate	21.00%	21.00%
Permanent differences	(0.31)	(0.79)
Federal and state research and development credits	2.39	2.57
Federal orphan drug credits	4.51	4.28
State income tax, net of federal benefit	6.12	6.14
Other	(0.06)	0.47
Change in valuation allowance	(33.65)	(33.67)
Effective income tax rate	—%	—%

During the years ended December 31, 2021 and 2020, the Company incurred book and tax losses and, because it maintains a full valuation allowance on its net deferred tax assets, did not recognize federal or state income tax expense or benefit.

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$67,043	$46,603
Research and development credit carryforwards	8,774	6,842
Orphan drug credit carryforwards	6,679	3,032
Intangible assets	6,192	6,722
Deferred revenue	1,061	1,791
Accrued expenses and other	4,537	2,240
Deferred lease incentive	832	962
Deferred rent	471	450
Gross deferred tax assets	95,589	68,642
Valuation allowance	(94,630)	(67,427)
Net deferred tax assets	959	1,215
Deferred tax liability	(959)	(1,215)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the net deferred tax assets. The Company considered its history of cumulative net losses incurred since inception and its lack of commercialization of any products since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. The valuation allowance increased by $27.2 million during the year ended December 31, 2021, which is primarily attributable to increases in net operating loss carryforwards as a result of current year net losses and the generation of research and development and orphan drug tax credit carryforwards. The Company reevaluates the positive and negative evidence at each reporting period.

As of December 31, 2021, the Company had federal net operating loss carryforwards of approximately $245.8 million, a portion of which begin to expire in 2036. Approximately $214.8 million of the federal net operating losses can be carried forward indefinitely. As of December 31, 2021, the Company also had state net operating loss carryforwards of approximately $244.0 million, which begin to expire in 2036.

As of December 31, 2021, the Company had federal orphan drug credits of approximately $6.7 million, which begin to expire in 2040. As of December 31, 2021, the Company had federal research and development tax credit carryforwards of approximately $6.1 million, which begin to expire in 2035. As of December 31, 2021, the Company also had state research and development tax credit carryforwards of approximately $3.3 million, which begin to expire in 2030.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. As of December 31, 2021, the Company’s tax years are still open under statute from 2016 to the present.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the provision for income taxes. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. For the year ended December 31, 2021, the Company generated research and development tax credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development tax credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development tax credit carryforwards and, if an adjustment is required, this adjustment would result in an adjustment to the deferred tax asset established for the research and development tax credit carryforwards and the valuation allowance.

14. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make and has not made any contributions to the 401(k) Plan as of December 31, 2021.

15. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Outstanding stock options	5,188,354	2,962,347
Unvested restricted stock awards	10,174	125,836
Total	5,198,528	3,088,183

EXHIBIT INDEX

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2019).

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2019).

4.1

Specimen Stock Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

4.2

Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2020).

10.1

Amended and Restated Investors' Rights Agreement, dated as of August 24, 2018, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.2

Registration Rights Agreement, dated June 9, 2020, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2020).

10.3#

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

10.7#

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

10.9#

Form of Inducement Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2021).

10.10*#	Form of Restricted Stock Unit Agreement under the 2019 Stock Incentive Plan.
10.11#

2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 8, 2019).

10.12*#	2022 Inducement Stock Incentive Plan.
10.13*#	Form of Non-Statutory Stock Option Agreement under 2022 Inducement Stock Incentive Plan.
10.14*#	Form of Restricted Stock Unit Agreement under 2022 Inducement Stock Incentive Plan.
10.15*#	Summary of Non-Employee Director Compensation Program.
10.16#

Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 8, 2019).

10.17#

Consulting Agreement, dated March 31, 2021, by and between the Registrant and Robert J. Gould (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2021).

10.18#

Employment Agreement, dated March 31, 2021, by and between the Registrant and Bryan Stuart (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2021).

10.19#

Employment Agreement, dated October 29, 2020, by and between the Registrant and Curtis Oltmans (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021).

10.20#

Employment Agreement, dated February 6, 2021, by and between the Registrant and Christopher Moxham (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2021).

10.21#

Employment Agreement, dated February 6, 2021, by and between the Registrant and Judith Dunn (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2021).

10.22#

Employment Agreement, dated May 10, 2021, by and between the Registrant and Christopher Morabito (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2021).

10.23*#	Employment Agreement, dated January 3, 2022, by and between the Registrant and Esther Rajavelu.
10.24#

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.25†

Right of Reference and License Agreement, dated as of February 8, 2019, by and among the Registrant, GlaxoSmithKline Intellectual Property (No. 2) Limited, GlaxoSmithKline LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.26†

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

10.27†

Collaboration and License Agreement, dated as of December 20, 2019, by and between the Registrant and Acceleron Pharma Inc, a wholly-owned subsidiary of Merck & Co., Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-38978) filed with the Securities and Exchange Commission on March 5, 2020).

10.28†

Collaboration and License Agreement, dated as of July 20, 2020, by and between the Registrant and MyoKardia, Inc, a wholly-owned subsidiary of Bristol Myers Squibb Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38978) filed with the Securities and Exchange Commission on November 10, 2020).

10.29

Lease for 26 Landsdowne Street, dated November 22, 2017, by and between the UP 26 Landsdowne, LLC and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.30

Equity Distribution Agreement, dated August 11, 2020, by and between the Registrant and Piper Sandler & Co. (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-244136) filed with the Securities and Exchange Commission on August 11, 2020).

10.31

Amendment No. 1 to the Equity Distribution Agreement, dated November 4, 2021, by and between the Registrant and Piper Sandler & Co. (incorporated by reference to Exhibit 1.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-260754) filed with the Securities and Exchange Commission on November 4, 2021.

21.1*	Subsidiary of the Registrant.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Fulcrum Therapeutics, Inc.

Date: March 3, 2022	By:	/s/ Bryan Stuart
Bryan Stuart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bryan Stuart	President and Chief Executive Officer, Director	March 3, 2022
Bryan Stuart	(Principal Executive Officer)

/s/ Esther Rajavelu	Chief Financial Officer (Principal Financial Officer)	March 3 2022
Esther Rajavelu

/s/ Peter Thomson	Vice President, Finance & Accounting (Principal	March 3, 2022
Peter Thomson	Accounting Officer)

/s/ Kate Haviland	Chair of the Board	March 3, 2022
Kate Haviland

/s/ Sonja Banks	Director	March 3, 2022
Sonja Banks

/s/ James J. Collins	Director	March 3, 2022
James J. Collins Ph.D.

/s/ Katina Dorton	Director	March 3, 2022
Katina Dorton

/s/ Alan Ezekowitz	Director	March 3, 2022
Alan Ezekowitz, MBChB, D. Phil

/s/ James Geraghty	Director	March 3, 2022
James Geraghty

/s/ Robert J. Gould	Director	March 3, 2022
Robert J. Gould, Ph.D.

/s/ Mark Levin	Director	March 3, 2022
Mark Levin