Form 10-Q
period 2022-03-31
Fulcrum Therapeutics, Inc.
filed 2022-05-09
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 40,848,212 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $80.8 million for the year ended December 31, 2021 and $25.9 million for the three months ended March 31, 2022. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of March 31, 2022, we had an accumulated deficit of $328.4 million.
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

iii

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “Fulcrum,” “Fulcrum Therapeutics,” “the Company,” “we,” “us,” “our” and similar references refer to Fulcrum Therapeutics, Inc. together with its consolidated subsidiary. The Fulcrum Therapeutics logo, FulcrumSeek and other trademarks or service marks of Fulcrum Therapeutics, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Fulcrum Therapeutics, Inc. This Quarterly Report on Form 10-Q also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$33,313	$35,412
Marketable securities	161,799	182,750
Accounts receivable	—	2,500
Unbilled accounts receivable	802	1,137
Prepaid expenses and other current assets	4,150	4,199
Total current assets	200,064	225,998
Property and equipment, net	7,888	7,368
Operating lease right-of-use assets	10,388	—
Restricted cash	1,092	1,092
Other assets	816	542
Total assets	$220,248	$235,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,003	$4,788
Accrued expenses and other current liabilities	6,939	9,231
Deferred revenue, current portion	2,920	4,711
Operating lease liability, current	2,426	—
Deferred lease incentive, current portion	—	469
Total current liabilities	18,288	19,199
Operating lease liability, excluding current portion	12,800	—
Deferred rent, excluding current portion	—	1,680
Deferred lease incentive, excluding current portion	—	2,582
Total liabilities	31,088	23,461
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 40,684,025 and 40,636,398 shares issued as of March 31, 2022 and December 31, 2021, respectively; 40,683,605 and 40,626,224 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	41	41
Treasury stock, at cost; no shares as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	518,604	514,362
Accumulated other comprehensive loss	(1,090)	(397)
Accumulated deficit	(328,395)	(302,467)
Total stockholders’ equity	189,160	211,539
Total liabilities and stockholders’ equity	$220,248	$235,000

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$2,592	$4,789
Operating expenses:
Research and development	17,831	16,334
General and administrative	10,759	5,498
Total operating expenses	28,590	21,832
Loss from operations	(25,998)	(17,043)
Other income, net	70	44
Net loss	$(25,928)	$(16,999)
Net loss per share, basic and diluted	$(0.64)	$(0.54)
Weighted-average common shares outstanding, basic and diluted	40,644	31,510

Comprehensive loss:
Net loss	$(25,928)	$(16,999)
Other comprehensive loss:
Unrealized loss on marketable securities	(693)	(2)
Total other comprehensive loss	(693)	(2)
Comprehensive loss	$(26,621)	$(17,001)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	27,941,566	28	—	—	316,775	(2)	(221,620)	95,181
Issuance of common stock in connection with public offering, net of issuance costs	4,600,000	5	—	—	47,402	—	—	47,407
Issuance of common stock under employee benefit plans	11,888	—	—	—	93	—	—	93
Vesting of restricted stock awards	40,982	—	—	—	1	—	—	1
Repurchase of unvested restricted stock awards	—	—	1,836	—	—	—	—	—
Retirement of treasury shares	—	—	(1,836)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,073	—	—	2,073
Unrealized loss on marketable securities	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(16,999)	(16,999)
Balance at March 31, 2021	32,594,436	$33	—	$—	$366,344	$(4)	$(238,619)	$127,754
Balance at December 31, 2021	40,626,224	41	—	—	514,362	(397)	(302,467)	211,539
Issuance of common stock under employee benefit plans	47,627	—	—	—	395	—	—	395
Vesting of restricted stock awards	9,754	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,847	—	—	3,847
Unrealized loss on marketable securities	—	—	—	—	—	(693)	—	(693)
Net loss	—	—	—	—	—	—	(25,928)	(25,928)
Balance at March 31, 2022	40,683,605	$41	—	$—	$518,604	$(1,090)	$(328,395)	$189,160

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(25,928)	$(16,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	536	603
Stock-based compensation expense	3,847	2,073
Net amortization of premiums and discounts on marketable securities	353	74
Changes in operating assets and liabilities:
Accounts receivable	2,500	2,000
Unbilled accounts receivable	335	(1)
Prepaid expenses and other current assets	96	1,466
Operating lease assets and liabilities	107	(103)
Other assets	(274)	15
Accounts payable	509	920
Accrued expenses and other liabilities	(2,397)	(2,016)
Deferred revenue	(1,790)	(4,258)
Net cash used in operating activities	$(22,106)	$(16,226)
Investing activities
Purchases of marketable securities	(4,990)	(2,997)
Maturities of marketable securities	24,895	15,674
Purchases of property and equipment	(246)	(262)
Net cash provided by investing activities	19,659	12,415
Financing activities
Proceeds from issuance of common stock in connection with follow-on offering, net of issuance costs	—	47,424
Principal payments on capital lease obligations	—	(13)
Proceeds from issuance of common stock under benefit plans, net	348	93
Net cash provided by financing activities	348	47,504
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,099)	43,693
Cash, cash equivalents, and restricted cash, beginning of period	36,504	58,144
Cash, cash equivalents, and restricted cash, end of period	$34,405	$101,837
Supplemental cash flow information
Cash paid for operating lease liabilities	$597	$—
Non-cash investing and financing activities:
Property and equipment purchases unpaid at end of period	$847	$40
Issuance of common stock receivable	$47	$—
Offering costs unpaid at end of period	$—	$18

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$33,313	$100,745
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$34,405	$101,837

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and the results of its operations and its cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2021 (the “Annual Report on Form 10-K”).

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

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of common stock in public offerings, a private placement, and an "at-the-market" offering program, through issuances of convertible preferred stock, and from upfront payments received from the collaboration and license agreements with Acceleron Pharma Inc. (“Acceleron”), a wholly-owned subsidiary of Merck & Co., Inc., and MyoKardia, Inc. (“MyoKardia”), a wholly owned subsidiary of Bristol Myers Squibb Company. As of March 31, 2022, the Company had an accumulated deficit of $328.4 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. If the Company is unable to raise additional funds through equity or debt financings when needed, it may be required to delay, limit, reduce or terminate development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022, except as noted below with respect to the Company’s accounting policies related to leases.

Leases

Effective January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). For contracts entered into on or after the effective date, at the inception of a contract, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than twelve months are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable. The Company does not recognize leases with terms of twelve months or less on the balance sheet. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew the lease.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset or (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria.

For all operating leases, a lease liability and corresponding right-of-use asset are recognized. The lease liability represents the present value of the lease payments over the expected remaining lease term, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate the Company’s incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating and yield curve analysis, since the Company does not have a rating agency-based credit rating. The right-of-use asset represents the right to use the leased asset for the lease term. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred if any, less any lease incentives received.

Lease payments included in the measurement of the lease liability comprise (i) the fixed noncancelable lease payments, (ii) payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and (iii) payments for early termination options unless it is reasonably certain the lease will not be terminated early. Lease expense for operating leases consists of the lease payments plus any initial direct costs, and is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that are not included in the initial lease liability and lease payments incurred in the period for any leases with an initial term of 12 months or less. The Company accounts for lease and non-lease components together as a single lease component.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and restricted cash. The Company’s cash, cash equivalents, and restricted cash are deposited in accounts at large financial institutions. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash, cash equivalents and restricted cash are held. The Company maintains its cash equivalents in U.S. Treasury securities and money market funds that invest in U.S. Treasury securities. The Company’s marketable securities primarily consist of U.S. Treasury securities, corporate bonds, and commercial paper, and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these funds.

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

Recent Accounting Pronouncements—Adopted

In February 2016, the FASB ASU 2016-02, as amended by various subsequently issued ASUs. The standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Lessees are required to classify leases as either finance or operating leases. If the lease is effectively a financed-purchase by the lessee, it is classified as a financing lease, otherwise it is classified as an operating lease. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which permits entities to continue applying legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. Under this transition method, the cumulative effect of initially applying ASU 2016-02, as amended, is recognized as an adjustment to the opening balance of retained earnings or accumulated deficit at the beginning of the annual reporting period that includes the date of initial application.

Accordingly, the Company adopted the new standard effective January 1, 2022 using the transition method permitted by ASU 2016-02, as amended. In adopting the new standard, the Company elected to utilize certain available expedients by electing the transition package of practical expedients permitted within ASU 2016-02, which allow the Company to not reassess previous accounting conclusions around whether arrangements are, or contain, leases, the classification of existing or expired leases, and the treatment of previous initial direct costs that would qualify for capitalization under the new standard. The Company elected to apply the practical expedient to not separate lease and non-lease components for new and modified leases. The Company also made an accounting policy election to exclude leases with an initial term of twelve months or less from the balance sheet.

Upon the adoption of ASU 2016-02, as amended, the Company removed its legacy deferred rent balances that were previously recorded under ASC 840 and established an operating lease right-of-use asset of $10.8 million, an operating lease liability, current of $2.2 million and an operating lease liability, net of current portion of $13.4 million, all relating to the Company’s existing operating leases for office and laboratory space. The following table presents a summary of the amount by which each financial statement line item was affected by the adoption of ASU 2016-02, as amended (in thousands):

	January 1, 2022
	Prior to the Adoption of ASU 2016, as Amended	Effect of Adoption	Subsequent to the Adoption of ASU 2016-20, as Amended
	(in thousands, except per share data)
Operating lease right of use asset	$—	$10,815	10,815
Operating lease liability, current	—	2,173	2,173
Accrued expenses and other current liabilities	9,231	(50)	9,181
Deferred lease incentive, current portion	469	(469)	—
Operating lease liability, net of current portion	—	13,423	13,423
Deferred rent, excluding current portion	1,680	(1,680)	—
Deferred lease incentive, excluding current portion	2,582	(2,582)	—

The adoption of ASU 2016-02, as amended, did not have a material impact on the consolidated statements of operations and comprehensive loss or the consolidated statement of cash flows for the three months ended March 31, 2022. See Note 12, “Commitments and Contingencies”, for further information on the application of ASU 2016-02, as amended, to the Company’s operating lease for its existing operating leases for office and laboratory space.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at March 31, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$21,815	$21,815	$—	$—
U.S. Treasury securities	11,498	11,498
Marketable securities:
U.S. Treasury securities	4,990	—	4,990
Corporate bonds	91,558	—	91,558	—
Commercial paper	65,251	—	65,251	—
Total	$195,112	$33,313	$161,799	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$35,412	$35,412	$—	$—
Marketable securities:
Corporate bonds	101,368	—	101,368	—
Commercial paper	81,382	—	81,382	—
Total	$218,162	$35,412	$182,750	$—

There were no transfers between fair value levels during the three months ended March 31, 2022.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$21,815	$—	$—	$21,815
U.S. Treasury securities	11,498	—	—	11,498
Total cash equivalents	33,313	—	—	33,313
Marketable securities:
Corporate bonds	92,425	—	(867)	91,558
Commercial paper	65,471	—	(220)	65,251
U.S. Treasury securities	4,993	—	(3)	4,990
Total marketable securities	162,889	-	(1,090)	161,799
Total cash equivalents and marketable securities	$196,202	$—	$(1,090)	$195,112

	Fair Value Measurements at December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$35,412	$—	$—	$35,412
Total cash equivalents	35,412	—	—	35,412
Marketable securities:
Corporate bonds	101,697	—	(329)	101,368
Commercial paper	81,450	—	(68)	81,382
Total marketable securities	183,147	-	(397)	182,750
Total cash equivalents and marketable securities	$218,559	$—	$(397)	$218,162

There were no sales of marketable securities during the three months ended March 31, 2022. As of March 31, 2022, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $160.3 million. As of March 31, 2022, no securities were in an unrealized loss position for greater than twelve months.

The Company determined that it did not hold any securities with any other-than-temporary impairment as of March 31, 2022. As of March 31, 2022, the aggregate fair value of securities with a remaining contractual maturity of greater than one year was $16.9 million. As of March 31, 2022, the Company did not intend to sell, and would not be more likely than not be required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Lab equipment	$8,469	$8,182
Furniture and fixtures	594	594
Computer equipment	373	373
Software	199	199
Leasehold improvements	6,282	6,289
Construction in process	762	—
Total property and equipment	16,679	15,637
Less: accumulated depreciation	(8,791)	(8,269)
Property and equipment, net	$7,888	$7,368

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.5 million and $0.6 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$3,292	$3,400
Prepaid sign-on bonuses subject to vesting provisions	405	326
Interest income receivable	406	473
Other	47	—
Total prepaid expenses and other current assets	$4,150	$4,199

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
External research and development	$3,795	$3,171
Payroll and benefits	2,000	4,990
Professional services	1,010	996
Other	134	74
Total accrued expenses and other current liabilities	$6,939	$9,231

7. Preferred Stock

As of March 31, 2022 and December 31, 2021, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of March 31, 2022 and December 31, 2021.

No dividends have been declared since inception.

8. Common Stock

As of March 31, 2022 and December 31, 2021, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of March 31, 2022 and December 31, 2021, the Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2022	December 31, 2021
Shares reserved for exercises of outstanding stock options	6,526,973	5,188,354
Shares reserved for vesting of restricted stock units	44,427	—
Shares reserved for future issuance under the 2019 Stock Incentive Plan	953,886	286,324
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,113,021	706,658
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	1,718,480	—
	10,356,787	6,181,336

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of March 31, 2022, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was annually increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2022, the number of shares reserved for issuance under the 2019 Plan was increased by 1,625,455 shares. As of March 31, 2022, there were 953,886 shares available for future issuance under the 2019 Plan.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company's board of directors adopted the 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of March 31, 2022, there were 1,718,480 shares available for future grant under the Inducement Plan.

Restricted Stock Awards

The Company may repurchase unvested restricted stock awards at the original purchase price if employees or non-employees are terminated or cease their employment or service relationship with the Company. Shares of common stock repurchased from employees and non-employees are shares held in the Company’s treasury (“Treasury Shares”). The board of directors may, at its discretion, authorize that the Treasury Shares be returned to the pool of authorized but unissued common stock.

The shares of common stock underlying restricted stock awards typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock award activity during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	10,174	$3.35
Granted	—	—
Vested	(9,754)	3.29
Repurchased	—	—
Unvested at March 31, 2022	420	$4.76

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	5,188,354	$13.91	8.57	$27,082,052
Granted	1,607,401	13.33
Exercised	(47,627)	8.29
Cancelled	(221,155)	12.60
Outstanding at March 31, 2022	6,526,973	$13.85	8.11	$67,305,741
Exercisable at March 31, 2022	1,668,499	$11.66	6.52	$20,009,494

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three months ended March 31, 2022 and 2021 was $9.83 per share and $8.85 per share, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $0.4 million and $0.1 million, respectively. The fair value of stock options granted during the three months ended March 31, 2022 and 2021 has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Risk-free interest rate	1.7%	0.7%
Expected dividend yield	0.0%	0.0%
Expected term (years)	6.0	6.0
Expected stock price volatility	88.6%	85.6%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	48,421	12.46
Vested	—	—
Cancelled	(3,994)	12.46
Unvested at March 31, 2022	44,427	$12.46

The aggregate intrinsic value of all restricted stock units and restricted stock awards that vested during the three months ended March 31, 2022 and 2021 was $0.1 million and $0.5 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
General and administrative	$2,465	$1,284
Research and development	1,382	789
Total stock-based compensation expense	$3,847	$2,073

As of March 31, 2022, the Company had an aggregate of $44.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.99 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was annually increased on January 1, 2020, and will be increased on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2022, the number of shares reserved for issuance under the 2019 ESPP was increased by 406,363 shares. As of March 31, 2022, there were 1,113,021 shares available for future issuance under the ESPP.

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

Determination of the Transaction Price

The Company received a non-refundable upfront payment of $10.0 million upon the execution of the Acceleron Collaboration Agreement, which the Company included in the transaction price. In December 2020, the Company achieved $2.0 million of specified research milestones associated with the Acceleron Collaboration Agreement, which the Company has included in the transaction price. Based on the continued uncertainty associated with the achievement of any of the remaining research and development milestone payments that the Company is eligible to receive, the Company has constrained the variable consideration associated with those remaining milestone payments and excluded them from the transaction price. As part of its evaluation of constraining the remaining research and development milestones, the Company considered numerous factors, including the fact that the achievement of the research and development milestones are contingent upon the results of the underlying research and development activities and are thus outside of the control of the Company.

The Company also included in the transaction price the expected amount of costs to be reimbursed for the Research Services.

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three months ended March 31, 2022.

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

During the three months ended March 31, 2022, the Company recognized $0.9 million of collaboration revenue associated with the Acceleron Collaboration Agreement, which includes $0.5 million of revenue recognized that was included in deferred revenue as of December 31, 2021. During the three months ended March 31, 2021, the Company recognized $2.6 million of collaboration revenue under the Acceleron Collaboration Agreement, which includes $2.1 million of revenue recognized that was included in deferred revenue as of December 31, 2020. As of March 31, 2022 and December 31, 2021, the Company recorded deferred revenue of $0.1 million and $0.6 million, respectively, associated with the Acceleron Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, the Company had received $4.6 million of cost reimbursement payments under the Acceleron Collaboration Agreement and $2.0 million associated with the achievement of specified research milestones. As of December 31, 2021, the Company had received $3.9 million of cost reimbursement payment under the Acceleron Collaboration Agreement and $2.0 million associated with the achievement of specified research milestones. As of March 31, 2022, the Company recorded unbilled accounts receivable of $0.4 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended March 31, 2022. As of December 31, 2021, the Company recorded unbilled accounts receivable of $0.7 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company recorded no accounts receivable under the Acceleron Collaboration Agreement.

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

Determination of the Transaction Price

The Company received a non-refundable upfront payment of $10.0 million, which the Company included in the transaction price. In December 2021, the Company achieved a $2.5 million specified preclinical milestone associated with the MyoKardia Collaboration Agreement, which was previously constrained due to the significant uncertainty regarding whether such preclinical milestone would be achieved. The Company included this amount in the transaction price as of December 31, 2021. Based on the continued uncertainty associated with the achievement of any of the remaining preclinical and development milestone payments that the Company is eligible to receive, the Company has constrained the variable consideration associated with those milestone payments and excluded them from the transaction price. As part of its evaluation of constraining the preclinical and development milestones, the Company considered numerous factors, including the fact that the achievement of the preclinical and development milestones are contingent upon the results of the underlying preclinical and development activities and are thus outside of the control of the Company.

The Company also included in the transaction price the expected amount of costs to be reimbursed for the MyoKardia Research Services, which includes the $2.5 million prepaid research funding payment that the Company received in the third quarter of 2020.

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three months ended March 31, 2022.

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

During the three months ended March 31, 2022, the Company recognized $1.7 million of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $1.3 million of revenue recognized that was included in deferred revenue as of December 31, 2021. During the three months ended March 31, 2021, the Company recognized $2.2 million of collaboration revenue associated with the MyoKardia Collaboration Agreement, all of which was included in deferred revenue as of December 31, 2020. As of March 31, 2022 and December 31, 2021, the Company recorded deferred revenue of $2.8 million and $4.1 million, respectively, associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of March 31, 2022. As of March 31, 2022, the Company had received $3.7 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of December 31, 2021, the Company had received $3.2 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and no milestone or royalty payments. As of March 31, 2022, the Company recorded unbilled accounts receivable of $0.4 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended March 31, 2022. As of December 31, 2021, the Company recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended December 31, 2021. As of March 31, 2022, the Company recorded no accounts receivable under the MyoKardia Collaboration Agreement. As of December 31, 2021, the Company recorded accounts receivable of $2.5 million under the MyoKardia Collaboration Agreement associated with the achievement of a preclinical milestone in December 2021.

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

12. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of March 31, 2022 and December 31, 2021.

Accounting Under ASU 2016-02, as Amended

As a result of the adoption of ASU 2016-02, as amended, on January 1, 2022, the Company recorded a right-of-use asset and a corresponding lease liability associated with the 26 Landsdowne Street lease on the consolidated balance sheet as of March 31, 2022. As there is no rate implicit in the 26 Landsdowne Street lease, the Company estimated its incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. Based upon this analysis, the Company calculated a discount rate of 6.1% for the lease. As of March 31, 2022, the remaining lease term was 6.3 years.

Pursuant to ASU 2016-02, as amended, operating lease expense and variable lease expense associated with this lease for the three months ended March 31, 2022 was approximately $0.5 million, and $0.3 million, respectively.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of March 31, 2022, are as follows (in thousands):

2022(1)	$1,828
2023	2,497
2024	2,572
2025	2,649
2026	2,729
Thereafter	4,237
Total minimum lease payments	16,512
Less: imputed interest	2,874
Total lease liability	$13,638

1.
Amounts are for the nine months ending December 31, 2022.

Accounting Under ASC 840

Prior to the adoption of ASU 2016-02, as amended, and pursuant to the legacy guidance within ASC 840, the Company recorded rent expense on a straight-line basis through the end of the lease term and also recorded deferred rent on the consolidated balance sheets. The Company recorded the leasehold improvement incentives as a deferred lease incentive on the consolidated balance sheets and amortized the deferred lease incentive through a reduction of rent expense ratably over the lease term.

Pursuant to ASC 840, rent expense associated with this lease for the three months ended March 31, 2021 was approximately $0.5 million. Under ASC 840, minimum rental commitments under non-cancelable leases for each of the next five years and total thereafter as of December 31, 2021, were as follows (in thousands):

2022	$2,424
2023	2,497
2024	2,572
2025	2,649
2026	2,729
Thereafter	4,237
Total minimum lease payments	17,108

125 Sidney Street

In November 2021, the Company entered into a lease agreement comprising approximately 12,196 square feet of office space at 125 Sidney Street in Cambridge, Massachusetts, commencing November 2021. The Company began recognizing rent expense associated with this lease during November 2021. The lease ends on March 31, 2024. The Company has the option to extend the term of the lease for two successive one-year periods, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $1.7 million over the initial term, and includes escalating rent payments.

Accounting Under ASU 2016-02, as Amended

As a result of the adoption of ASU 2016-02, as amended, on January 1, 2022, the Company recorded a right-of-use asset and a corresponding lease liability associated with the 125 Sidney Street lease on the consolidated balance sheet as of March 31, 2022. As there is no rate implicit in the 125 Sidney Street lease, the Company estimated its incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. Based upon this analysis, the Company calculated a discount rate of 4.2% for the lease. As of March 31, 2022, the remaining lease term was 2.0 years.

Pursuant to ASU 2016-02, as amended, operating lease expense associated with this lease for the three months ended March 31, 2022 was approximately $0.2 million. No variable lease expense was recorded associated with this lease for the three months ended March 31, 2022. The future minimum lease payments associated with this lease as of March 31, 2022, are as follows (in thousands):

2022(1)	$613
2023	836
2024	210
Total minimum lease payments	1,659
Less: imputed interest	71
Total lease liability	$1,588

1.
Amounts are for the nine months ending December 31, 2022.

Accounting Under ASC 840

Prior to the adoption of ASU 2016-02, as amended, and pursuant to the legacy guidance within ASC 840, the Company recorded rent expense on a straight-line basis through the end of the lease term and also recorded deferred rent on the consolidated balance sheets. No rent expense was recorded during the three months ended March 31, 2021 as the Company had not yet entered into the lease agreement.

Under ASC 840, minimum rental commitments under non-cancelable leases for each of the next five years and total thereafter as of December 31, 2021, were as follows (in thousands):

2022	$613
2023	836
2024	210
Total minimum lease payments	$1,659

13. Commitments and Contingencies

Other Agreements

The Company has agreements with third parties in the normal course of business under which it can license certain developed technologies. If the Company exercises its rights to license the technologies, it may be subject to additional fees and milestone payments. As of March 31, 2022, the Company has not exercised its rights to license such technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of March 31, 2022 or December 31, 2021.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three months ended March 31, 2022 and 2021.

14. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.2 million in contributions to the 401(k) Plan for the three months ended March 31, 2022. No contributions were made to the 401(k) Plan for the three months ended March 31, 2021.

15. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Outstanding stock options	6,526,973	4,206,984
Unvested restricted stock units	44,427	—
Unvested restricted stock awards	420	83,018
Total	6,571,820	4,290,002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 3, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our most advanced product candidate, losmapimod, is in development to treat the root cause of FSHD. Our other clinical product candidate is FTX-6058, which is being developed for the treatment of certain hemoglobinopathies, including SCD and ß-thalassemia. We expect to initiate REACH, a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of losmapimod, our product candidate for FSHD, in the second quarter of 2022. We initiated a Phase 1b clinical trial of FTX-6058 in people with SCD in the fourth quarter of 2021, and we plan to present initial data, including measures of fetal hemoglobin, or HbF, protein induction and safety, from the ongoing 6 mg dose cohort at the European Hematology Association, or EHA, 2022 Hybrid Congress, taking place from June 9-12, 2022. Additionally, we submitted an IND in the fourth quarter of 2021 for FTX-6058 in other select hemoglobinopathies, including ß-thalassemia, and expect to initiate a Phase 1b clinical trial in the second half of 2022.

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

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $25.9 million and $17.0 million for the three months ended March 31, 2022 and the three months ended March 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $328.4 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

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

As of March 31, 2022, we had $195.1 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

For the three months ended March 31, 2022 and 2021, we recognized $0.9 million and $2.6 million, respectively, of collaboration revenue under the Acceleron collaboration agreement. As of March 31, 2022 and December 31, 2021, we have recorded $0.1 million and $0.6 million, respectively, of deferred revenue associated with the Acceleron collaboration agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of March 31, 2022, we had received $4.6 million of cost reimbursement payments and $2.0 million of milestone payments under the Acceleron collaboration agreement. As of March 31, 2022, we recorded unbilled accounts receivable of $0.4 million related to reimbursable research and development costs under the Acceleron collaboration agreement for activities performed during the three months ended March 31, 2022.

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

For the three months ended March 31, 2022 and 2021, we recognized $1.7 million and $2.2 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. As of March 31, 2022 and December 31, 2021, we have recorded $2.8 million and $4.1 million, respectively, of deferred revenue associated with the MyoKardia collaboration agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of March 31, 2022, we had received $3.7 million of cost reimbursement payments and $2.5 million of milestone payments under the MyoKardia collaboration agreement. As of March 31, 2022, we recorded unbilled accounts receivable of $0.4 million related to reimbursable research and development costs under the MyoKardia collaboration agreement for activities performed during the three months ended March 31, 2022.

In the future, we will recognize additional revenue associated with the $10.0 million upfront payment and the $2.5 million preclinical milestone achieved in December 2021 as we satisfy our performance obligation, and from reimbursement of costs incurred under the MyoKardia collaboration agreement. In the future, we may also generate additional revenue from milestones and royalty payments under the MyoKardia collaboration agreement. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year based upon our pattern of performance under the MyoKardia collaboration agreement and as a result of the timing, amount, and achievement of milestones and reimbursement of costs incurred under the MyoKardia collaboration agreement.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the three months ended March 31, 2022 and 2021. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately.

	Three Months Ended March 31,
(in thousands)	2022	2021
Losmapimod external expenses	$2,976	$6,196
FTX-6058 external expenses	4,538	2,209
Pre-development candidate expenses and unallocated expenses	4,097	4,110
Internal research and development expenses	6,220	3,819
Total research and development expenses	$17,831	$16,334

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

Results of Operations

Comparison of the Three Months ended March 31, 2022 and 2021

The following summarizes our results of operations for the three months ended March 31, 2022 and 2021, along with the changes in those items in dollars:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$
Collaboration revenue	$2,592	$4,789	$(2,197)
Operating expenses:
Research and development	17,831	16,334	1,497
General and administrative	10,759	5,498	5,261
Total operating expenses	28,590	21,832	6,758
Loss from operations	(25,998)	(17,043)	(8,955)
Other income, net	70	44	26
Net loss	$(25,928)	$(16,999)	$(8,929)

Collaboration Revenue

Collaboration revenue decreased by $2.2 million from $4.8 million for the three months ended March 31, 2021 to $2.6 million for the three months ended March 31, 2022. We recognize revenue under each of the Acceleron and MyoKardia collaboration agreements based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the agreements. For the three months ended March 31, 2022 and 2021, we recognized $0.9 million and $2.6 million, respectively, of collaboration revenue under the Acceleron collaboration agreement and $1.7 million and $2.2 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$
External research and development	$8,377	$9,187	$(810)
Employee compensation	6,220	3,819	2,401
Laboratory supplies	1,288	1,699	(411)
Facility costs	1,474	1,283	191
Other	472	346	126
Total research and development expenses	$17,831	$16,334	$1,497

Research and development expense increased by $1.5 million from $16.3 million for the three months ended March 31, 2021 to $17.8 million for the three months ended March 31, 2022. The increase in research and development expense was primarily attributable to the following:

•
$2.4 million in increased employee compensation costs, including a $0.6 million increase in stock-based compensation expense, primarily due to increased research and development headcount;
•
$0.2 million in increased facilities costs;
•
$0.1 million in increased other costs, offset by a $0.8 million decrease in external research and development costs, primarily associated with decreased costs associated with losmapimod as we completed the ReDUX4 trial in January 2021, and a $0.4 million decrease in laboratory supplies costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2022:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$
Employee compensation	$5,826	$2,906	$2,920
Professional services	3,921	1,952	1,969
Facility costs	441	208	233
Other	571	432	139
Total general and administrative expenses	$10,759	$5,498	$5,261

General and administrative expenses increased by $5.3 million from $5.5 million for the three months ended March 31, 2021 to $10.8 million for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily attributable to the following:

•
$2.9 million in increased employee compensation costs, including a $1.2 million increase in stock-based compensation expense, primarily due to increased general and administrative headcount;
•
$2.0 million in increased professional services, primarily due to increased use of consulting services and preparatory commercial activities;
•
$0.2 million in increased facility-related costs, including depreciation and other utility and maintenance costs; and
•
$0.1 million in increased other costs.

Other Income, Net

Other income, net increased by $0.1 million from less than $0.1 million for the three months ended March 31, 2021 to $0.1 million for the three months ended March 31, 2022. The increase in other income, net was primarily attributable to the increase in the Company's average cash and investment balance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of March 31, 2022, we have funded our operations primarily with aggregate gross proceeds of $501.2 million from the sale of shares of our common stock in public offerings, a private placement, and an "at-the-market" offering, through issuances of convertible preferred stock, and from upfront payments received under our collaboration and license agreements. As of March 31, 2022, we had cash, cash equivalents, and marketable securities of $195.1 million.

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

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(22,106)	$(16,226)
Net cash provided by investing activities	19,659	12,415
Net cash provided by financing activities	348	47,504
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(2,099)	$43,693

Net Cash Used in Operating Activities

Net cash used in operating activities was $22.1 million during the three months ended March 31, 2022 compared to net cash used in operating activities of $16.2 million during the three months ended March 31, 2021. The increase in net cash used in operating activities of $5.9 million was primarily due to increased external research and development costs as we continue to advance our lead programs, increased employee compensation costs, and increased general and administrative costs to support the growth of our organization.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $19.7 million during the three months ended March 31, 2022 compared to net cash provided by investing activities of $12.4 million during the three months ended March 31, 2021. The increase in net cash provided by investing activities of $7.3 million was primarily due to higher net maturities of marketable securities during the three months ended March 31, 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.3 million during the three months ended March 31, 2022 compared to net cash provided by financing activities of $47.5 million during the three months ended March 31, 2021. Net cash provided by financing activities during the three months ended March 31, 2022 consisted of net proceeds of approximately $0.3 million from the issuance of common stock under our benefit plans. Net cash provided by financing activities during the three months ended March 31, 2021 primarily consisted of net proceeds of approximately $47.4 million from the completion of the public offering of our common stock in January 2021.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements into 2024. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 3, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” on page i of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $80.8 million for the year ended December 31, 2021 and $25.9 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $328.4 million. To date, we have funded our operations primarily from the sale of shares of our common stock in public offerings, a private placement, and in “at-the-market” offerings, and through issuances of convertible preferred stock, and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
continue our clinical development of losmapimod and FTX-6058;
•
continue our ongoing preclinical studies;
•
advance clinical-stage product candidates into later stage trials, such as the Phase 3 clinical trial of losmapimod for the treatment of FSHD;
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
•
additional planned clinical trials, such as our planned Phase 1b clinical trial of FTX-6058 in select hemoglobinopathies, including ß-thalassemia, and plans for the Phase 3 clinical trial of losmapimod for the treatment of FSHD;
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
o
the extent to which we acquire or in-license other products, product candidates, technologies or data referencing rights.

As of March 31, 2022, we had cash, cash equivalents, and marketable securities of approximately $195.1 million. We believe that our cash, cash equivalents, and marketable securities as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will not be derived unless and until we can achieve sales of products, which we do not anticipate for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may become even more difficult to obtain due to rising interest rates. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or discovery stage programs or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

In light of the COVID-19 pandemic, we and our CMOs and contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials and API used in the manufacturing of our product candidates, and laboratory supplies for our current and future preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the pandemic. We and our CMOs and CROs, may face disruptions related to our planned and ongoing clinical trials or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as enrollment and other delays at clinical trial sites. For example, in response to the COVID-19 pandemic, the clinical trial sites for our ReDUX4 clinical trial temporarily postponed trial-related activities, impacting our clinical trial execution plans. We may also face difficulties recruiting or retaining patients for our planned and ongoing clinical trials if patients are affected by the virus or are fearful of visiting or traveling to clinical trial sites because of the pandemic. In addition, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to further delays in these trials. The response to the ongoing COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to recommended safety measures intended to limit in-person interactions.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards of $245.8 million and $244.0 million, respectively, which begin to expire in 2035. Approximately $214.8 million of the federal net operating losses can be carried forward indefinitely. As of December 31, 2021, we also had federal orphan drug credits of $6.7 million, which begin to expire in 2040. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $6.1 million and $3.3 million, respectively, which begin to expire in 2035 and 2030, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income. We conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2021 would limit or otherwise restrict our ability to utilize our pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income. As a result of the analysis, we do not believe that there are any significant limitations on our ability to utilize our net operating losses and research and development tax credit carryforwards to offset future taxable income. However, we may experience such ownership changes in the future (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change net operating losses and research and development tax credit carryforwards to offset such taxable income may be subject to limitations. Our net operating losses or credits may also be impaired under state law.

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

As described in Item 1 “Business—Licenses and Collaborations--Right of Reference and License Agreement with GlaxoSmithKline” in our Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 Annual Report, we have entered into a right of reference and license agreement, as amended, with affiliates of GSK. Although losmapimod was originally evaluated by GSK in nearly 3,600 subjects, GSK did not evaluate losmapimod in FSHD or in any other muscular dystrophy, and most of the subjects in these trials were given a dose that was lower than our planned dosage of 15 mg of losmapimod twice per day. Accordingly, the safety data generated from GSK’s clinical trials of losmapimod may not be predictive or indicative of the results of our clinical trials. Similarly, while we believe the safety data from GSK’s clinical trials may, in part, support the safety database for losmapimod, GSK evaluated a limited number of subjects at a dose of 15 mg twice daily.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

o
regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
o
we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
o
regulators may decide the design of our clinical trials is flawed, for example if our trial protocol does not evaluate treatment effects in trial subjects for a sufficient length of time;
o
clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
o
we may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, or, if we seek accelerated approval, biomarker efficacy endpoints that applicable regulatory authorities would consider likely to predict clinical benefit;
o
preclinical testing may produce results based on which we may decide, or regulators may require us, to conduct additional preclinical studies before we proceed with certain clinical trials, limit the scope of our clinical trials, halt ongoing clinical trials or abandon product development programs;
o
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
o
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
o
we may decide, or regulators or IRBs may require us, to suspend or terminate clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
o
regulators or IRBs may require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post-marketing testing requirements to maintain regulatory approval;
o
regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;
o
the cost of clinical trials of our product candidates may be greater than we anticipate;
o
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
o
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials;
o
unforeseen global instability, including political instability, such as the Russian invasion of Ukraine, or instability from an outbreak of pandemic or contagious disease, such as the ongoing COVID-19 pandemic, in or around the countries in which we conduct our clinical trials, could delay the commencement or rate of completion of our clinical trials; and
o
regulators may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy, or REMS.

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

o
be delayed in obtaining marketing approval for our product candidates;
o
not obtain marketing approval at all;
o
obtain approval for indications or patient populations that are not as broad as intended or desired;
o
obtain approval with labeling or a REMS that includes significant use or distribution restrictions or safety warnings;
o
be subject to additional post-marketing testing requirements; or
o
have the product removed from the market after obtaining marketing approval.

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

There are currently no therapies approved to treat FSHD, and there may be no therapies approved to treat the underlying causes of diseases that we attempt to address or may address in the future. As a result, the design and conduct of a clinical trial or trials of the product candidates for the treatment of these diseases may take longer, be more costly or be less effective as part of the novelty of development in these diseases. In some cases, we may use new or novel endpoints or methodologies, such as RWS, which has not been proven for registration to our knowledge. The FDA and other regulatory authorities have indicated support for RWS as a primary endpoint with additional supportive data. However, such regulatory authorities may not consider the endpoints of our clinical trial(s) to provide clinically meaningful results, even where we believe such results are clinically meaningful. For example, while we have met with regulators to discuss the design of our future clinical trial and registration strategy for losmapimod for FSHD, including our proposed endpoints for REACH, regulators may require additional data to support the RWS functional primary endpoint for approval of losmapimod for FSHD.

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

Patient enrollment is affected by a variety of other factors, including:

o
the prevalence and severity of the disease under investigation;
o
the eligibility criteria for the trial in question;
o
the perceived risks and benefits of the product candidate under trial;
o
the requirements of the trial protocols, including invasive procedures such as muscle biopsies;
o
the availability of existing treatments for the indications for which we are conducting clinical trials;
o
the ability to recruit clinical trial investigators with the appropriate competencies and experience;
o
the efforts to facilitate timely enrollment in clinical trials;
o
the patient referral practices of physicians;
o
the ability to monitor patients adequately during and after treatment;
o
the proximity and availability of clinical trial sites for prospective patients;
o
the conduct of clinical trials by competitors for product candidates that treat the same indications as our product candidates;
o
the ability to identify specific patient populations for biomarker-defined trial cohort(s); and
o
the cost to, or lack of adequate compensation for, prospective patients.

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

o
withdrawal or limitation by regulatory authorities of approvals of such product;
o
seizure of the product by regulatory authorities;
o
recall of the product;
o
restrictions on the marketing of the product or the manufacturing process for any component thereof;
o
requirement by regulatory authorities of additional warnings on the label, such as a “black box” warning or contraindication;
o
requirement that we implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;
o
commitment to expensive post-marketing studies as a prerequisite of approval by regulatory authorities of such product;
o
the product may become less competitive;
o
initiation of regulatory investigations and government enforcement actions;
o
initiation of legal action against us to hold us liable for harm caused to patients; and
o
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

o
the efficacy and potential advantages of our product candidates compared to the advantages and relative risks of alternative treatments;
o
the effectiveness of sales and marketing efforts;
o
the cost of treatment in relation to alternative treatments, including any similar generic treatments;
o
our ability to offer our products, if approved, for sale at competitive prices;
o
the clinical indications for which the product is approved;
o
the convenience and ease of administration compared to alternative treatments;
o
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
o
the strength of marketing and distribution support;
o
the timing of market introduction of competitive products;
o
the availability of third-party coverage and adequate reimbursement, and patients’ willingness to pay out of pocket for required co-payments or in the absence of third-party coverage or adequate reimbursement;
o
the prevalence and severity of any side effects; and
o
any restrictions on the use of our products, if approved, together with other medications.

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

o
our inability to recruit, train and retain adequate numbers of effective sales, marketing, coverage or reimbursement, customer service, medical affairs and other support personnel;
o
the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
o
the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors;
o
the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;
o
restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;
o
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
o
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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. See the section entitled “Business — Pharmaceutical Insurance Coverage and Health Care Reform” in the 2021 Annual Report.

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

Our future profitability will depend, in part, on our ability to commercialize our product candidates in markets outside of the United States and the European Union. If we commercialize our product candidates in foreign markets, we will be subject to additional risks and uncertainties, including:

•
economic weakness, including inflation, or political instability in particular economies and markets, which could include localized disputes that have a broader regional or global impact (such as the Russian invasion of Ukraine);
•
the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements, many of which vary between countries;
o
different medical practices and customs in foreign countries affecting acceptance in the marketplace;
o
tariffs and trade barriers, as well as other governmental controls and trade restrictions;
o
other trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or foreign governments;
o
longer accounts receivable collection times;
o
longer lead times for shipping;
o
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
o
workforce uncertainty in countries where labor unrest is common;
o
language barriers for technical training;
o
reduced protection of intellectual property rights in some foreign countries, and related prevalence of generic alternatives to therapeutics;
o
foreign currency exchange rate fluctuations and currency controls;
o
differing foreign reimbursement landscapes;
o
uncertain and potentially inadequate reimbursement of our products; and
o
the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

o
decreased demand for any product candidates or products that we may develop;
o
injury to our reputation and significant negative media attention;
o
withdrawal of clinical trial participants;
o
significant costs to defend any related litigation;
o
substantial monetary awards to trial participants or patients;
o
loss of revenue;
o
reduced resources of our management to pursue our business strategy; and
o
the inability to commercialize any products that we may develop.

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

We have collaboration and license agreements with Acceleron (with a targeted indication within the pulmonary disease space) and MyoKardia (for certain genetically defined cardiomyopathies). See “Business—License Agreements and Collaborations” in the 2021 Annual Report. While we have retained all rights to and are developing on our own our current product candidates, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to our other existing or future product candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations that we enter into, including our collaborations with Acceleron and MyoKardia, may not be successful, and any success will depend heavily on the efforts and activities of such collaborators. Collaborations pose a number of risks, including the following:

o
collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations;
o
collaborators may not perform their obligations as expected;
o
collaborators may not pursue development of our product candidates or may elect not to continue or renew development programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
o
collaborators may not pursue commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew commercialization programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that may divert resources or create competing priorities;
o
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
o
we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates on a discretionary basis;
o
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
o
product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
o
a collaborator may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
o
a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
o
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
o
collaborators may not properly obtain, maintain, enforce, defend or protect our intellectual property or proprietary rights or may use our proprietary information in such a way as to potentially lead to disputes or legal proceedings that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
o
disputes may arise with respect to the ownership of intellectual property developed pursuant to our collaborations;
o
collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability; and
o
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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not published at all. Therefore, neither we nor our licensors can know with certainty whether either we or our licensors were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and in-licensed patent rights are highly uncertain. Moreover, our owned and in-licensed pending and future patent applications may not result in patents being issued which protect our technology and product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, could affect the value or narrow the scope of our patent rights. For information relating to our patent portfolio, see Item 1 “Business-Intellectual Property” in the 2021 Annual Report.

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

There are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, an ANDA applicant would not have to provide notice to us with respect to that patent. See “Business—Intellectual Property” in the 2021 Annual Report for additional information regarding patent laws and patent protection.

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

We are party to license and funding agreements, such as our agreement with GSK, and we may enter into additional licensing and funding arrangements with third parties that impose or may impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing and funding agreements, we are obligated to pay royalties on net product sales of product candidates or related technologies to the extent they are covered by the agreements. If we fail to comply with such obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements or require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations and prospects. We also have licenses and agreements to certain technologies used in our product engine, all of which are non-exclusive. While we still face all of the risks described herein with respect to those agreements, we cannot prevent third parties from also accessing those technologies. In addition, our licenses may place restrictions on our future business opportunities. For example, under our license with GSK, GSK has certain rights of first negotiation if we wish to sublicense any of the patent or data rights licensed by GSK to us to a third party for use outside the United States. This may prevent or delay certain transactions, which could have an adverse effect on the development and commercialization of losmapimod and on our business.

Disputes may arise regarding intellectual property subject to a licensing agreement, including:

o
the scope of rights granted under the license agreement and other interpretation related issues;
o
the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
o
the sublicensing of patent and other rights under our collaborative development relationships;
o
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
o
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
o
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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries and in Russia, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. In addition, certain jurisdictions do not protect to the same extent or at all inventions that constitute new methods of treatment.

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

o
portions of our product engine are protected by trade secrets, but much of our product engine is not protected by intellectual property, including patents, trade secrets and know-how, and we may not be able to develop, acquire or in-license any patentable technologies or other intellectual property related to the unprotected portions of our product engine;
o
others may be able to make product candidates that are similar to ours but that are not covered by the claims of the patents that we own;
o
we, or our license partners or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent applications that we license or may own in the future;

o
we, or our license partners or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
o
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or in-licensed intellectual property rights;
o
it is possible that our owned and in-licensed pending patent applications or those we may own or in-license in the future will not lead to issued patents;
o
issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
o
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
o
we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our product candidates;
o
we cannot ensure that any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable product candidates or will provide us with any competitive advantages;
o
we cannot ensure that our commercial activities or product candidates will not infringe upon the patents of others;
o
we cannot ensure that we will be able to successfully commercialize our product candidates on a substantial scale, if approved, before the relevant patents that we own or license expire;
o
we may not develop additional proprietary technologies that are patentable;
o
the patents of others may harm our business; and
o
we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

We may seek approval, as applicable, of our product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit (i.e., an intermediate clinical endpoint).

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

Moreover, as a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. In addition, the FDA generally requires pre-approval of promotional materials for products under consideration for accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if a product candidate is eligible for the accelerated approval pathway, we may not experience a faster development or regulatory review or approval process for that product, and receiving accelerated approval does not assure that the product’s accelerated approval will ultimately be converted to a traditional approval.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom and European Union entered into a Trade and Cooperation Agreement in connection with Brexit, which sets out certain procedures for approval and recognition of medical products in each jurisdiction. Because the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement or otherwise, could prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

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

o
suspension of or restrictions on such products, manufacturers or manufacturing processes;
o
restrictions and warnings on the labeling or marketing of a product;
o
restrictions on product distribution or use;
o
requirements to conduct post-marketing studies or clinical trials;
o
warning letters or untitled letters;

o
withdrawal of the products from the market;
o
refusal to approve pending applications or supplements to approved applications that we submit;
o
recall of products;
o
fines, restitution or disgorgement of profits or revenues;
o
suspension of any ongoing clinical trials;
o
suspension or withdrawal of marketing approvals;
o
damage to relationships with any potential collaborators;
o
unfavorable press coverage and damage to our reputation;
o
refusal to permit the import or export of our products;
o
product seizure or detention;
o
injunctions or the imposition of civil or criminal penalties; or
o
litigation involving patients using our products.

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

If we obtain regulatory approval and commercialize any products, healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. See the section entitled “Business—Government Regulation and Product Approvals—Health Care Law and Regulation” in the 2021 Annual Report.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU GDPR, which took effect across all Member States of the EEA, on May 25, 2018.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, and many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. For more information regarding the GDPR, the CCPA and other regulations, see Item 1 “Business –Government Regulation and Product Approvals” in the 2021 Annual Report.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EEA and the United Kingdom. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain for any products that are approved in the United States or foreign jurisdictions.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed. See Item 1 “Business—Government Regulation and Product Approval—Pharmaceutical Insurance Coverage and Health Care Reform” in the 2021 Annual Report.

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

As of May 2, 2022, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 66.5% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

This concentration of ownership control may:

o
delay, defer or prevent a change in control;
o
entrench our management and board of directors; or
o
delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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

o
establish a classified board of directors such that only one of three classes of directors is elected each year;
o
allow the authorized number of our directors to be changed only by resolution of our board of directors;

o
limit the manner in which stockholders can remove directors from our board of directors;
o
establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
o
require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
o
limit who may call stockholder meetings;
o
authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
o
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

o
results of or developments in preclinical studies and clinical trials of our product candidates or those of our competitors or potential collaborators;
o
our success in commercializing our product candidates, if and when approved;
o
the success of competitive products or technologies;
o
regulatory or legal developments in the United States and other countries;
o
developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;
o
the recruitment or departure of key personnel;
o
the level of expenses related to any of our product candidates or clinical development programs;
o
the results of our efforts to discover, develop, acquire or in-license products, product candidates, technologies or data referencing rights, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;

o
actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
o
variations in our financial results or the financial results of companies that are perceived to be similar to us;
o
changes in the structure of healthcare payment systems;
o
market conditions in the pharmaceutical and biotechnology sectors;
o
general economic, industry and market conditions; and
o
the other factors described in this “Risk Factors” section.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

o
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

o
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
o
reduced disclosure obligations regarding executive compensation; and
o
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC or a smaller reporting company with less than $100 million in revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we conduct a process each year to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Effective January 3, 2022, we granted one employee an option to purchase 200,000 shares of our common stock at an exercise price of $17.82 per share. Effective February 7, 2022, we granted one employee an option to purchase 43,260 shares of our common stock at an exercise price of $10.93 per share. These option grants were inducement grants in accordance with Nasdaq Listing Rule 5635(c)(4) and were made outside of our 2019 Stock Incentive Plan. The options have a ten-year term and vest over four years, with 25% of the shares underlying the option vesting on the first anniversary of the respective employee’s start date and an additional 6.25% of the shares vesting in equal quarterly installments over the 12 successive quarters following the first anniversary of the respective start date, subject to such employee’s continued service with us through the applicable vesting dates. We filed a registration statement on a Form S-8 to register the shares of common stock underlying these options.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

10.1#

Employment Agreement, dated January 3, 2022, by and between the Registrant and Esther Rajavelu (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2022).

10.2#

Form of Restricted Stock Unit Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2022).

10.3#	2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2022).
10.4#

Form of Non-Statutory Stock Option Agreement under 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2022).

10.5#

Form of Restricted Stock Unit Agreement under 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2022).

10.6#

Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2022).

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

FULCRUM THERAPEUTICS, INC.

Date: May 9, 2022	By:	/s/ Bryan Stuart
Bryan Stuart
Chief Executive Officer and President, Director (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Esther Rajavelu
Esther Rajavelu
Chief Financial Officer (Principal Financial Officer)