Form 10-Q
period 2022-06-30
Fulcrum Therapeutics, Inc.
filed 2022-08-11
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 41,009,442 shares of common stock, $0.001 par value per share, outstanding.

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
•
the impact of our organizational streamlining and realignment of resources, including our anticipated cash runway;
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
•
our intellectual property position;
•
the progress and results of our collaboration with MyoKardia, Inc., or MyoKardia, a wholly-owned subsidiary of Bristol-Myers Squibb Company;
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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $80.8 million for the year ended December 31, 2021 and $60.0 million for the six months ended June 30, 2022. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of June 30, 2022, we had an accumulated deficit of $362.5 million.
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
•
We have entered into, and may in the future enter into, collaborations with third parties for the discovery, development or commercialization of product candidates, including our collaboration with MyoKardia. If our collaboration is not successful, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$40,153	$35,412
Marketable securities	128,820	182,750
Accounts receivable	357	2,500
Unbilled accounts receivable	743	1,137
Prepaid expenses and other current assets	4,174	4,199
Total current assets	174,247	225,998
Property and equipment, net	7,834	7,368
Operating lease right-of-use assets	9,954	—
Restricted cash	1,092	1,092
Other assets	2,106	542
Total assets	$195,233	$235,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,385	$4,788
Accrued expenses and other current liabilities	12,470	9,231
Deferred revenue, current portion	1,782	4,711
Operating lease liability, current	2,484	—
Deferred lease incentive, current portion	—	469
Total current liabilities	22,121	19,199
Operating lease liability, excluding current portion	12,160	—
Other liabilities, excluding current portion	197	—
Deferred rent, excluding current portion	—	1,680
Deferred lease incentive, excluding current portion	—	2,582
Total liabilities	34,478	23,461
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 41,008,205 and 40,636,398 shares issued as of June 30, 2022 and December 31, 2021, respectively; 41,008,205 and 40,626,224 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	41	41
Treasury stock, at cost; no shares	—	—
Additional paid-in capital	524,247	514,362
Accumulated other comprehensive loss	(1,068)	(397)
Accumulated deficit	(362,465)	(302,467)
Total stockholders’ equity	160,755	211,539
Total liabilities and stockholders’ equity	$195,233	$235,000

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$1,882	$4,381	$4,474	$9,170
Operating expenses:
Research and development	25,019	17,378	42,850	33,712
General and administrative	11,098	6,685	21,857	12,183
Total operating expenses	36,117	24,063	64,707	45,895
Loss from operations	(34,235)	(19,682)	(60,233)	(36,725)
Other income, net	165	34	235	78
Net loss	$(34,070)	$(19,648)	$(59,998)	$(36,647)
Net loss per share, basic and diluted	$(0.83)	$(0.60)	$(1.47)	$(1.14)
Weighted-average common shares outstanding, basic and diluted	40,890	32,636	40,768	32,076

Comprehensive loss:
Net loss	$(34,070)	$(19,648)	$(59,998)	$(36,647)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	22	(5)	(671)	(7)
Total other comprehensive loss	22	(5)	(671)	(7)
Comprehensive loss	$(34,048)	$(19,653)	$(60,669)	$(36,654)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	27,941,566	28	—	—	316,775	(2)	(221,620)	95,181
Issuance of common stock in connection with public offering, net of issuance costs	4,600,000	5	—	—	47,402	—	—	47,407
Issuance of common stock under employee benefit plans	11,888	—	—	—	93	—	—	93
Vesting of restricted stock awards	40,982	—	—	—	1	—	—	1
Repurchase of unvested restricted stock awards	—	—	1,836	—	—	—	—	—
Retirement of treasury shares	—	—	(1,836)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,073	—	—	2,073
Unrealized loss on marketable securities	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(16,999)	(16,999)
Balance at March 31, 2021	32,594,436	$33	—	$—	$366,344	$(4)	$(238,619)	$127,754
Issuance of common stock under employee benefit plans	30,008	—	—	—	242	—	—	242
Vesting of restricted stock awards	35,296	—	—	—	1	—	—	1
Repurchase of unvested restricted stock awards	—	—	2,435	—	—	—	—	—
Retirement of treasury shares	—	—	(2,414)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,546	—	—	2,546
Unrealized loss on marketable securities	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(19,648)	(19,648)
Balance at June 30, 2021	32,659,740	$33	21	$—	$369,133	$(9)	$(258,267)	$110,890
Balance at December 31, 2021	40,626,224	41	—	—	514,362	(397)	(302,467)	211,539
Issuance of common stock under employee benefit plans	47,627	—	—	—	395	—	—	395
Vesting of restricted stock awards	9,754	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,847	—	—	3,847
Unrealized loss on marketable securities	—	—	—	—	—	(693)	—	(693)
Net loss	—	—	—	—	—	—	(25,928)	(25,928)
Balance at March 31, 2022	40,683,605	$41	—	$—	$518,604	$(1,090)	$(328,395)	$189,160
Issuance of common stock under employee benefit plans	324,180	—	—	—	2,764	—	—	2,764
Vesting of restricted stock awards	420	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,879	—	—	2,879
Unrealized gain on marketable securities	—	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	—	(34,070)	(34,070)
Balance at June 30, 2022	41,008,205	$41	—	$—	$524,247	$(1,068)	$(362,465)	$160,755

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(59,998)	$(36,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,212	1,275
Stock-based compensation expense	6,726	4,619
Net amortization of premiums on marketable securities	641	195
Changes in operating assets and liabilities:
Accounts receivable	2,143	2,000
Unbilled accounts receivable	394	(126)
Prepaid expenses and other current assets	25	1,773
Operating lease assets and liabilities	(42)	(221)
Other assets	(1,563)	47
Accounts payable	471	622
Accrued expenses and other liabilities	3,448	397
Deferred revenue	(2,929)	(7,981)
Net cash used in operating activities	$(49,472)	$(34,047)
Investing activities
Purchases of marketable securities	(15,166)	(51,785)
Maturities of marketable securities	67,784	38,673
Purchases of property and equipment	(1,564)	(827)
Net cash provided by (used in) investing activities	51,054	(13,939)
Financing activities
Proceeds from issuance of common stock in connection with follow-on offering, net of issuance costs	—	47,407
Principal payments on capital lease obligations	—	(18)
Proceeds from issuance of common stock under benefit plans, net	3,159	324
Net cash provided by financing activities	3,159	47,713
Net increase (decrease) in cash, cash equivalents and restricted cash	4,741	(273)
Cash, cash equivalents, and restricted cash, beginning of period	36,504	58,144
Cash, cash equivalents, and restricted cash, end of period	$41,245	$57,871
Supplemental cash flow information
Cash paid for operating lease liabilities	$1,400	$—
Non-cash investing and financing activities:
Property and equipment purchases unpaid at end of period	$151	$59

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$40,153	$56,779
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$41,245	$57,871

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2022 and the results of its operations and its cash flows for the three and six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2022 (the “Annual Report on Form 10-K”).

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

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of common stock in public offerings, a private placement, and an "at-the-market" offering program, through issuances of convertible preferred stock, and from upfront payments received from the collaboration and license agreements with Acceleron Pharma Inc. (“Acceleron”), a wholly-owned subsidiary of Merck & Co., Inc. (“Merck”), and MyoKardia, Inc. (“MyoKardia”), a wholly owned subsidiary of Bristol Myers Squibb Company. As of June 30, 2022, the Company had an accumulated deficit of $362.5 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2022, except as noted below with respect to the Company’s accounting policies related to leases.

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

The adoption of ASU 2016-02, as amended, did not have a material impact on the consolidated statements of operations and comprehensive loss or the consolidated statement of cash flows for the three and six months ended June 30, 2022. See Note 13, “Commitments and Contingencies”, for further information on the application of ASU 2016-02, as amended, to the Company’s operating lease for its existing operating leases for office and laboratory space.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at June 30, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$40,153	$40,153	$—	$—
Marketable securities:
U.S. Treasury securities	1,995	—	1,995
Corporate bonds	79,297	—	79,297	—
Commercial paper	47,528	—	47,528	—
Total	$168,973	$40,153	$128,820	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$35,412	$35,412	$—	$—
Marketable securities:
Corporate bonds	101,368	—	101,368	—
Commercial paper	81,382	—	81,382	—
Total	$218,162	$35,412	$182,750	$—

There were no transfers between fair value levels during the three and six months ended June 30, 2022.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$40,153	$—	$—	$40,153
Total cash equivalents	40,153	—	—	40,153
Marketable securities:
Corporate bonds	1,998	—	(3)	1,995
Commercial paper	80,192	—	(895)	79,297
U.S. Treasury securities	47,698	—	(170)	47,528
Total marketable securities	129,888	—	(1,068)	128,820
Total cash equivalents and marketable securities	$170,041	$—	$(1,068)	$168,973

	Fair Value Measurements at December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$35,412	$—	$—	$35,412
Total cash equivalents	35,412	—	—	35,412
Marketable securities:
Corporate bonds	101,697	—	(329)	101,368
Commercial paper	81,450	—	(68)	81,382
Total marketable securities	183,147	—	(397)	182,750
Total cash equivalents and marketable securities	$218,559	$—	$(397)	$218,162

There were no sales of marketable securities during the three and six months ended June 30, 2022. As of June 30, 2022, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $128.9 million. As of June 30, 2022, no securities were in an unrealized loss position for greater than twelve months.

The Company determined that it did not hold any securities with any other-than-temporary impairment as of June 30, 2022. As of June 30, 2022, there were no securities with a remaining contractual maturity of greater than one year. As of June 30, 2022, the Company did not intend to sell, and would not be more likely than not be required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Lab equipment	$8,811	$8,182
Furniture and fixtures	786	594
Computer equipment	373	373
Software	199	199
Leasehold improvements	7,080	6,289
Construction in process	45	—
Total property and equipment	17,294	15,637
Less: accumulated depreciation	(9,460)	(8,269)
Property and equipment, net	$7,834	$7,368

Depreciation expense for the three months ended June 30, 2022 and 2021 was $0.7 million. Depreciation expense for the six months ended June 30, 2022 and 2021 was $1.2 million and $1.3 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$3,562	$3,400
Prepaid sign-on bonuses subject to vesting provisions	220	326
Interest income receivable	392	473
Total prepaid expenses and other current assets	$4,174	$4,199

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
External research and development	$9,038	$3,171
Payroll and benefits	2,733	4,990
Professional services	688	996
Other	11	74
Total accrued expenses and other current liabilities	$12,470	$9,231

7. Preferred Stock

As of June 30, 2022 and December 31, 2021, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of June 30, 2022 and December 31, 2021.

No dividends have been declared since inception.

8. Common Stock

As of June 30, 2022 and December 31, 2021, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of June 30, 2022 and December 31, 2021, the Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2022	December 31, 2021
Shares reserved for exercises of outstanding stock options	6,137,740	5,188,354
Shares reserved for vesting of restricted stock units	115,189	—
Shares reserved for future issuance under the 2019 Stock Incentive Plan	1,249,233	286,324
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,091,085	706,658
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	1,381,360	—
	9,974,607	6,181,336

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of June 30, 2022, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was annually increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2022, the number of shares reserved for issuance under the 2019 Plan was increased by 1,625,455 shares. As of June 30, 2022, there were 1,249,233 shares available for future issuance under the 2019 Plan.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company's board of directors adopted the 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of June 30, 2022, there were 1,381,360 shares available for future grant under the Inducement Plan.

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

The following table summarizes the Company’s restricted stock award activity during the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	10,174	$3.35
Granted	—	—
Vested	(10,174)	3.35
Repurchased	—	—
Unvested at June 30, 2022	—	$—

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	5,188,354	$13.91	8.57	$27,082,052
Granted	2,253,030	12.77
Exercised	(349,871)	8.59
Cancelled	(953,773)	16.35
Outstanding at June 30, 2022	6,137,740	$13.42	8.09	$3,971
Exercisable at June 30, 2022	1,786,579	$11.92	6.72	$3,967

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three and six months ended June 30, 2022 was $8.44 per share and $9.43 per share, respectively. The weighted average grant date fair value of stock options granted in the three and six months ended June 30, 2021 was $7.71 per share and $8.60 per share, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2022 was $2.2 million and $2.6 million, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2021 was less than $0.1 million and $0.1 million, respectively. The fair value of stock options granted during the three and six months ended June 30, 2022 and 2021 has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Risk-free interest rate	3.0%	1.0%	2.0%	0.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (years)	6.0	6.0	6.0	6.0
Expected stock price volatility	88.0%	86.9%	88.4%	86.2%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	126,803	10.09
Vested	—	—
Cancelled	(11,614)	11.72
Unvested at June 30, 2022	115,189	$9.93

The aggregate intrinsic value of all restricted stock units and restricted stock awards that vested during the three and six months ended June 30, 2022 was less than $0.1 million and $0.2 million, respectively. The aggregate intrinsic value of all restricted stock units and restricted stock awards that vested during the three and six months ended June 30, 2021 was $0.4 million and $0.9 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$2,076	$1,562	$4,541	$2,846
Research and development	803	984	2,185	1,773
Total stock-based compensation expense	$2,879	$2,546	$6,726	$4,619

As of June 30, 2022, the Company had an aggregate of $40.8 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.88 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was increased on January 1, 2020, and will be increased annually on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2022, the number of shares reserved for issuance under the 2019 ESPP was increased by 406,363 shares. As of June 30, 2022, there were 1,091,085 shares available for future issuance under the ESPP.

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

On June 3, 2022, Acceleron notified the Company of its termination of the Acceleron Collaboration Agreement for convenience, effective 120 days after the Company's receipt of the notice, or October 1, 2022.

Pursuant to a mutually agreed research plan, the Company was responsible for performing assay screening and related research activities to identify and validate potential biological targets for further research, in order to support the development, manufacture and commercialization of product candidates by Acceleron. Upon completion of the research activities, the Company delivered a data package to Acceleron with respect to the biological targets identified by the Company in the conduct of the research activities for the treatment, prophylaxis, or diagnosis of the Indication. As provided for under the exclusive worldwide license that was conveyed at the inception of the arrangement, Acceleron had the right to designate a specified number of the biological targets identified by the Company for Acceleron’s research, development, manufacture and commercialization of products or molecules directed to such targets for the treatment, prophylaxis, or diagnosis of the Indication (the “Targets”). Acceleron did not designate any Targets prior to the notice of termination from Acceleron.

The Company received a non-refundable upfront payment of $10.0 million in December 2019 upon the execution of the Acceleron Collaboration Agreement. The Company was entitled to research milestone payments of up to $18.5 million in the aggregate upon achievement of specified research milestones, development milestone payments of up to $202.5 million in the aggregate upon achievement of specified clinical and regulatory milestones, and sales milestones payments of up to $217.5 million in the aggregate upon the achievement of certain aggregate annual worldwide net sales milestones for certain products directed to a Target that have achieved such milestones. Prior to the notice of termination from Acceleron, the Company achieved $2.0 million of specified research milestones. In addition, the Company was entitled to tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage on Acceleron’s annual worldwide net sales of products directed to any Target, subject to reduction in specified circumstances. The Company was also entitled to receive reimbursement from Acceleron for research costs incurred under the research plan, including internal and external costs.

Accounting Analysis

Identification of the Contract

The Company assessed the Acceleron Collaboration Agreement and concluded that it represents a contract with a customer within the scope of ASC 606.

Identification of the Promises and Performance Obligations

The Company determined that the Acceleron Collaboration Agreement contained the following promises: (i) an exclusive worldwide license under certain intellectual property rights, including rights to a specified number of biological targets identified by the Company for the treatment, prophylaxis, or diagnosis of a targeted indication within the pulmonary disease space that was conveyed at the inception of the arrangement (the “License”), (ii) research services to identify and validate potential biological targets (the “Research Services”), and (iii) participation in the joint steering committee (the “JSC”).

The Company assessed the above promises and concluded that the License is not capable of being distinct from the Research Services given that the License has limited value without the performance of the Research Services and the Research Services could only be performed by the Company due to their specialized nature. Therefore, the Company concluded that the License and the Research Services represented a single combined performance obligation.

The Company also assessed the participation on the JSC and concluded that the promise was quantitatively and qualitatively immaterial in the context of the Acceleron Collaboration Agreement. Accordingly, the Company disregarded its participation on the JSC as a performance obligation.

Determination of the Transaction Price

The Company received a non-refundable upfront payment of $10.0 million upon the execution of the Acceleron Collaboration Agreement, which the Company included in the transaction price. In December 2020, the Company achieved $2.0 million of specified research milestones associated with the Acceleron Collaboration Agreement, which the Company included in the transaction price. The Company has constrained the variable consideration associated with the unachieved milestone payments as of the date that the Company received notice of termination from Acceleron and has excluded the unachieved milestone payments from the transaction price.

The Company also included in the transaction price the amount of costs to be reimbursed for the Research Services.

Prior to the receipt of notice of termination from Acceleron, the Company reassessed the transaction price at the end of each reporting period and as uncertain events were resolved or other changes in circumstances occurred, and, if necessary, adjusted its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three and six months ended June 30, 2022.

Allocation of the Transaction Price to Performance Obligations

As noted above, the Company identified a single performance obligation associated with the Acceleron Collaboration Agreement. Therefore, the Company allocated the entire amount of the transaction price to the identified single performance obligation.

Recognition of Revenue

The Company recognized revenue related to the Acceleron Collaboration Agreement over time as the Research Services are rendered. The Company concluded that an input method was a representative depiction of the transfer of services under the Acceleron

Collaboration Agreement. Prior to the receipt of notice of termination from Acceleron, the method of measuring progress towards the delivery of the services incorporated actual cumulative internal and external costs incurred relative to total internal and external costs expected to be incurred to satisfy the performance obligation. The period over which total costs was estimated reflected the Company’s estimate of the period over which it would perform the Research Services. Changes in estimates of total internal and external costs expected to be incurred were recognized in the period of change as a cumulative catch-up adjustment.

During the three and six months ended June 30, 2022, the Company recognized $0.1 million and $1.0 million, respectively, of collaboration revenue associated with the Acceleron Collaboration Agreement, which includes $0.1 million and $0.6 million, respectively, of revenue recognized that was included in deferred revenue as of December 31, 2021. During the three and six months ended June 30, 2021, the Company recognized $2.3 million and $4.9 million, respectively, of collaboration revenue under the Acceleron Collaboration Agreement, which includes $1.7 million and $3.8 million, respectively, of revenue recognized that was included in deferred revenue as of December 31, 2020. As of June 30, 2022. the Company recorded no deferred revenue associated with the Acceleron Collaboration Agreement. As of December 31, 2021, the Company recorded deferred revenue of $0.6 million, associated with the Acceleron Collaboration Agreement, which was classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represented the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of December 31, 2021. As of June 30, 2022, the Company had received $4.6 million of cost reimbursement payments under the Acceleron Collaboration Agreement and $2.0 million associated with the achievement of specified research milestones. As of December 31, 2021, the Company had received $3.9 million of cost reimbursement payment under the Acceleron Collaboration Agreement and $2.0 million associated with the achievement of specified research milestones. As of June 30, 2022, the Company recorded unbilled accounts receivable of less than $0.1 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended June 30, 2022. As of December 31, 2021, the Company recorded unbilled accounts receivable of $0.7 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended December 31, 2021. As of June 30, 2022, the Company recorded $0.4 million of accounts receivable under the Acceleron Collaboration Agreement. As of December 31, 2021, the Company recorded no accounts receivable under the Acceleron Collaboration Agreement.

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

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three and six months ended June 30, 2022.

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

During the three and six months ended June 30, 2022, the Company recognized $1.7 million and $3.5 million, respectively, of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $1.0 million and $2.3 million, respectively, of revenue recognized that was included in deferred revenue as of December 31, 2021. During the three and six months ended June 30, 2021, the Company recognized $2.0 million and $4.2 million, respectively, of collaboration revenue associated with the MyoKardia Collaboration Agreement, all of which was included in deferred revenue as of December 31, 2020. As of June 30, 2022 and December 31, 2021, the Company recorded deferred revenue of $1.8 million and $4.1 million, respectively, associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of June 30, 2022 and December 31, 2021. As of June 30, 2022, the Company had received $4.1 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of December 31, 2021, the Company had received $3.2 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and no milestone or royalty payments. As of June 30, 2022, the Company recorded unbilled accounts receivable of $0.7 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended June 30, 2022. As of December 31, 2021, the Company recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended December 31, 2021. As of June 30, 2022, the Company recorded no accounts receivable under the MyoKardia Collaboration Agreement. As of December 31, 2021, the Company recorded accounts receivable of

$2.5 million under the MyoKardia Collaboration Agreement associated with the achievement of a preclinical milestone in December 2021.

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

Under the GSK Agreement, the Company issued 12,500,000 shares of Series B Preferred Stock to GSK. In addition, the Company may owe GSK up to $37.5 million in certain specified clinical and regulatory milestones, including a $5.0 million milestone that was achieved during the second quarter of 2022 and a $2.5 million milestone previously achieved and paid during 2019, and up to $60.0 million in certain specified sales milestones. The Company has agreed to pay tiered royalties on annual net sales of losmapimod that range from mid single-digit percentages to a low double-digit, but less than teens, percentage. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. The Company achieved a $5.0 million milestone during the second quarter of 2022, which the Company recorded as research and development expense in the consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022.

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

The Company recognizes clinical and regulatory milestone payments when the underlying contingency is resolved and the consideration is paid or becomes payable. The milestone payments are capitalized or expensed depending on the nature of the associated asset as of the date of recognition. The Company will record sales milestone payments and royalties as additional expense of the related product sales in the period in which the corresponding sales occur.

12. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of June 30, 2022 and December 31, 2021.

Accounting Under ASU 2016-02, as Amended

As a result of the adoption of ASU 2016-02, as amended, on January 1, 2022, the Company recorded a right-of-use asset and a corresponding lease liability associated with the 26 Landsdowne Street lease on the consolidated balance sheet as of June 30, 2022. As there is no rate implicit in the 26 Landsdowne Street lease, the Company estimated its incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. Based upon this analysis, the Company calculated a discount rate of 6.1% for the lease. As of June 30, 2022, the remaining lease term was 6.0 years.

Pursuant to ASU 2016-02, as amended, operating lease expense and variable lease expense associated with this lease for the three months ended June 30, 2022 was approximately $0.5 million and $0.3 million, respectively. Operating lease expense and variable lease expense associated with this lease for the six months ended June 30, 2022 was approximately $1.0 million and $0.5 million, respectively.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of June 30, 2022, are as follows (in thousands):

2022(1)	$1,229
2023	2,497
2024	2,572
2025	2,649
2026	2,729
Thereafter	4,237
Total minimum lease payments	15,913
Less: imputed interest	(2,669)
Total lease liability	$13,244

1.
Amounts are for the six months ending December 31, 2022.

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

Pursuant to ASC 840, rent expense associated with this lease for the three and six months ended June 30, 2021 was approximately $0.5 million and $1.0 million, respectively. Under ASC 840, minimum rental commitments under non-cancelable leases for each of the next five years and total thereafter as of December 31, 2021, were as follows (in thousands):

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

Accounting Under ASU 2016-02, as Amended

As a result of the adoption of ASU 2016-02, as amended, on January 1, 2022, the Company recorded a right-of-use asset and a corresponding lease liability associated with the 125 Sidney Street lease on the consolidated balance sheet as of June 30, 2022. As there is no rate implicit in the 125 Sidney Street lease, the Company estimated its incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. Based upon this analysis, the Company calculated a discount rate of 4.2% for the lease. As of June 30, 2022, the remaining lease term was 1.8 years.

Pursuant to ASU 2016-02, as amended, operating lease expense associated with this lease for the three and six months ended June 30, 2022 was approximately $0.2 million and $0.4 million, respectively. No variable lease expense was recorded associated with this lease for the three and six months ended June 30, 2022. The future minimum lease payments associated with this lease as of June 30, 2022, are as follows (in thousands):

2022(1)	$409
2023	836
2024	210
Total minimum lease payments	1,455
Less: imputed interest	(55)
Total lease liability	$1,400

1.
Amounts are for the six months ending December 31, 2022.

Accounting Under ASC 840

Prior to the adoption of ASU 2016-02, as amended, and pursuant to the legacy guidance within ASC 840, the Company recorded rent expense on a straight-line basis through the end of the lease term and also recorded deferred rent on the consolidated balance sheets. No rent expense was recorded during the three and six months ended June 30, 2021 as the Company had not yet entered into the lease agreement.

Under ASC 840, minimum rental commitments under non-cancelable leases for each of the next five years and total thereafter as of December 31, 2021, were as follows (in thousands):

2022	$613
2023	836
2024	210
Total minimum lease payments	$1,659

13. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2022 or December 31, 2021.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three and six months ended June 30, 2022 and 2021.

14. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.2 million and $0.4 million, respectively, in contributions to the 401(k) Plan for the three and six months ended June 30, 2022. No contributions were made to the 401(k) Plan for the three and six months ended June 30, 2021.

15. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outstanding stock options	6,137,740	4,673,037	6,137,740	4,673,037
Unvested restricted stock units	115,189	47,123	115,189	47,123
Total	6,252,929	4,720,160	6,252,929	4,720,160

16. Subsequent Events

In August 2022, the Company announced implementation of a strategic plan to realign internal investments and operations to prioritize the Company's two clinical programs. In connection with this decision, the Company announced a workforce reduction of 25% of its planned headcount, which is expected to be completed in August 2022. The Company is currently evaluating the impact that this restructuring will have on its consolidated financial position and results of operations.

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

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our most advanced product candidate, losmapimod, is in development to treat the root cause of FSHD. We initiated REACH, a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of losmapimod, our product candidate for FSHD, in the second quarter of 2022.

Our other clinical product candidate is FTX-6058, which is being developed for the treatment of certain hemoglobinopathies, including SCD and ß-thalassemia. In June 2022, we announced clinical proof-of-concept data from the ongoing Phase 1b trial of FTX-6058 for the treatment of sickle cell disease, or SCD.

The first cohort of the Phase 1b study enrolled six of up to ten subjects. These six subjects (none on background hydroxyurea) received at least one 6 mg dose of FTX-6058 and all were included in the safety analyses. As of the data cut-off on May 25, 2022, three subjects were evaluable at day 28 and beyond for increases in fetal hemoglobin, or HbF. Three subjects were not evaluated due to non-adherence or protocol deviation, as specified in the statistical analysis plan.

All subjects evaluable for HbF change over baseline achieved increases in HbF by day 28, including one subject with a 6.3% increase over baseline. Changes in additional parameters, such as total bilirubin, reticulocyte count, and total hemoglobin were also observed, consistent with reduced hemolysis. A table showing the percent increase in HbF at pre-specified time-points is provided below. Data indicates that HbF levels were increasing at last measured timepoint and the maximal levels of HbF induction may have not yet been achieved.

Increases in HbF have been shown to reduce the frequency or severity of a broad range of SCD symptoms, including vaso-occlusive crises, or VOC, anemia, pain, infection, stroke and others. Based on a large body of genetic, clinical, and observational evidence showing the effects of higher levels of HbF in people with SCD, the induction of HbF by 5-10% over baseline could be associated with reduced disease burden and improved clinical outcomes. We believe these initial data showing that FTX-6058 increases HbF levels by up to 6.3% support its potential to become a transformative therapy for people living with SCD.

					Absolute HbF (%)
	Baseline	Day 14	Day 28	Day 42	Day 56	Day 70	Day 84 (EOS)	Post Tx + 7D	Increase from baseline
Subject 1	9.2%	9.8%	10.9%	13.5%	14.0%	13.7%	13.7%	14.4%	5.2%
Subject 2	3.7%	5.0%	7.8%	9.6%	10.0%				6.3%
Subject 3	6.2%	6.5%	7.3%	8.3%					2.1%

FTX-6058 was generally well-tolerated in the initial cohort. No serious treatment emergent adverse effects, or TEAEs, were reported, and there were no discontinuations due to TEAEs. All non-serious TEAEs were transient and deemed unrelated to study drug.

We are currently enrolling additional patients at the 6 mg and 2 mg dose cohorts, including patients both on and off hydroxyurea, and plan to initiate an additional cohort at a higher dose. We expect to complete enrollment of three cohorts by the end of 2022 and currently plan to initiate a registrational trial in 2023.

We have developed a proprietary product engine, FulcrumSeek, that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat the known root cause of genetically defined diseases. Our product engine integrates patient-derived tissue- and disease-relevant cell models that we interrogate using our pharmacologically diverse and highly annotated small-molecule compound library and customized CRISPR and RNAi libraries. These screens generate tens of millions of data points and high-content imaging. We then apply computational biology and analytics to identify targets with specificity and selectivity accompanied by a comprehensive data set that significantly accelerates development. This approach led to the identification of both losmapimod for FSHD and FTX-6058 for hemoglobinopathies, as well as a robust discovery pipeline. We expect to submit our next investigational new drug, or IND, application in 2023.

In August 2022, we announced a strategic plan to realign internal investments and operations to prioritize our two clinical programs, which we believe will extend our cash runway into mid-2024. In connection with this decision, we announced a workforce reduction of 25% of our planned headcount that we expect to complete in August 2022. This restructuring will result in cumulative savings of $40M-50M into mid-2024.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and product engine, identifying drug targets and potential product candidates, in-licensing assets, producing drug substance and drug product material for use in clinical trials and conducting preclinical studies and clinical trials. To date, we have funded our operations primarily from the sale of shares of our common stock in public offerings, including through our "at-the-market" offering program, from a private placement, through issuances of convertible preferred stock, and from upfront payments received under our collaboration and license agreements.

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $34.1 million and $60.0 million for the three and six months ended June 30, 2022 and $19.6 million and $36.6 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $362.5 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

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

As of June 30, 2022, we had $169.0 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

In December 2019, we entered into a collaboration and license agreement with Acceleron to identify biological targets to modulate specific pathways associated with a targeted indication within the pulmonary disease space. Under the collaboration agreement, we granted Acceleron an exclusive worldwide license under certain intellectual property rights to make, have made, use, sell, have sold, import, export, distribute and have distributed, market, have marketed, promote, have promoted, or otherwise exploit molecules and products directed against or expressing certain biological targets identified by us for the treatment, prophylaxis, or diagnosis of a targeted indication within the pulmonary disease space. Acceleron was subsequently acquired by Merck in November 2021. The primary goal of the collaboration was to identify and validate potential biological targets for further research in order to support the development, manufacture and commercialization of product candidates by Acceleron for the targeted indication by leveraging our proprietary product engine.

On June 3, 2022, we were notified by Acceleron of its termination of the collaboration agreement for convenience, effective 120 days after our receipt of the notice, or October 1, 2022.

Under the terms of the collaboration agreement, we received a $10.0 million upfront payment from Acceleron in December 2019 and in December 2020, achieved $2.0 million of specified research milestones. We were also eligible to receive up to $436.5 million in the aggregate in milestone payments with respect to certain research, developmental, clinical, regulatory and sales-related milestones, and tiered royalty payments based on Acceleron’s (and any of its affiliates’ and sublicensees’) annual worldwide net sales of products directed to any identified targets.

For the three months ended June 30, 2022 and 2021, we recognized $0.1 million and $2.3 million, respectively, of collaboration revenue under the Acceleron collaboration agreement. For the six months ended June 30, 2022 and 2021, we recognized $1.0 million and $4.9 million, respectively, of collaboration revenue under the Acceleron collaboration agreement. As of June 30, 2022 we have recorded no deferred revenue associated with the Acceleron collaboration agreement. As of December 31, 2021, we have recorded $0.6 million of deferred revenue associated with the Acceleron collaboration agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of June 30, 2022, we had received $4.6 million of cost reimbursement payments and $2.0 million of milestone payments under the Acceleron collaboration agreement. As of June 30, 2022, we recorded unbilled accounts receivable of $0.1 million related to reimbursable research and development costs under the Acceleron collaboration agreement for activities performed during the three months ended June 30, 2022. As of June 30, 2022, we recorded accounts receivable of $0.4 million under the Acceleron collaboration agreement.

Subsequent to the receipt of notice of termination from Acceleron during the second quarter of 2022, we do not expect to recognize additional revenue associated with the Acceleron collaboration agreement.

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

For the three months ended June 30, 2022 and 2021, we recognized $1.7 million and $2.0 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. For the six months ended June 30, 2022 and 2021, we recognized $3.5 million and $4.2 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. As of June 30, 2022 and December 31, 2021, we have recorded $1.8 million and $4.1 million, respectively, of deferred revenue associated with the MyoKardia collaboration agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of June 30, 2022, we had received $4.1 million of cost reimbursement payments and $2.5 million of milestone payments under the MyoKardia collaboration agreement. As of June 30, 2022, we recorded unbilled accounts receivable of $0.7 million related to reimbursable research and development costs under the MyoKardia collaboration agreement for activities performed during the three months ended June 30, 2022. As of June 30, 2022, we recorded no accounts receivable under the MyoKardia collaboration agreement.

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
•
facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and other operating costs; and
•
milestone expenses associated with our right of reference and license agreement with GlaxoSmithKline plc, or GSK.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the three and six months ended June 30, 2022 and 2021. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Losmapimod external expenses during the three and six months ended June 30, 2022 includes a $5.0 million milestone achieved under our right of reference and license agreement with GSK upon initiation of the REACH trial during the second quarter of 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Losmapimod external expenses	$10,468	$5,058	$13,444	$11,254
FTX-6058 external expenses	4,653	3,436	9,191	5,645
Pre-development candidate expenses and unallocated expenses	4,587	4,247	8,684	8,357
Internal research and development expenses	5,311	4,637	11,531	8,456
Total research and development expenses	$25,019	$17,378	$42,850	$33,712

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

Results of Operations

Comparison of the Three Months ended June 30, 2022 and 2021

The following summarizes our results of operations for the three months ended June 30, 2022 and 2021, along with the changes in those items in dollars:

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	$
Collaboration revenue	$1,882	$4,381	$(2,499)
Operating expenses:
Research and development	25,019	17,378	7,641
General and administrative	11,098	6,685	4,413
Total operating expenses	36,117	24,063	12,054
Loss from operations	(34,235)	(19,682)	(14,553)
Other income, net	165	34	131
Net loss	$(34,070)	$(19,648)	$(14,422)

Collaboration Revenue

Collaboration revenue decreased by $2.5 million from $4.4 million for the three months ended June 30, 2021 to $1.9 million for the three months ended June 30, 2022. We recognize revenue under each of the Acceleron and MyoKardia collaboration agreements based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the agreements. For the three months ended June 30, 2022 and 2021, we recognized $0.1 million and $2.3 million, respectively, of collaboration revenue under the Acceleron collaboration agreement and $1.7 million and $2.1 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022:

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	$
External research and development	$16,416	$9,497	$6,919
Employee compensation	5,311	4,637	674
Laboratory supplies	1,422	1,340	82
Facility costs	1,472	1,467	5
Other	398	437	(39)
Total research and development expenses	$25,019	$17,378	$7,641

Research and development expense increased by $7.6 million from $17.4 million for the three months ended June 30, 2021 to $25.0 million for the three months ended June 30, 2022. The increase in research and development expense was primarily attributable to the following:

•
$6.9 million in increased external research and development costs, primarily associated with a $5.0 million milestone achieved during the second quarter of 2022 under the right of reference and license agreement with GSK upon the initiation of REACH during the second quarter of 2022, as well as increased costs associated with the advancement of our lead programs; and
•
$0.7 million in increased employee compensation costs, primarily due to increased research and development headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2022:

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	$
Employee compensation	$5,690	$3,229	$2,461
Professional services	4,125	2,743	1,382
Facility costs	526	191	335
Other	757	522	235
Total general and administrative expenses	$11,098	$6,685	$4,413

General and administrative expenses increased by $4.4 million from $6.7 million for the three months ended June 30, 2021 to $11.1 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily attributable to the following:

•
$2.5 million in increased employee compensation costs, including a $0.5 million increase in stock-based compensation expense, primarily due to increased general and administrative headcount;
•
$1.4 million in increased professional services, primarily due to increased use of consulting services and preparatory commercial activities;
•
$0.3 million in increased facility-related costs, primarily associated with our lease agreement for office space at 125 Sidney Street in Cambridge, Massachusetts, which commenced in November 2021, as well as depreciation and other utility and maintenance costs; and
•
$0.2 million in increased other costs.

Other Income, Net

Other income, net increased by $0.1 million from less than $0.1 million for the three months ended June 30, 2021 to $0.2 million for the three months ended June 30, 2022. The increase in other income, net was primarily attributable to an increased rate of return and an increase in our average cash and investment balance.

Comparison of the Six Months ended June 30, 2022 and 2021

The following summarizes our results of operations for the six months ended June 30, 2022 and 2021 along with the changes in those items in dollars:

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	$
Collaboration revenue	$4,474	$9,170	$(4,696)
Operating expenses:
Research and development	42,850	33,712	9,138
General and administrative	21,857	12,183	9,674
Total operating expenses	64,707	45,895	18,812
Loss from operations	(60,233)	(36,725)	(23,508)
Other income, net	235	78	157
Net loss	$(59,998)	$(36,647)	$(23,351)

Collaboration Revenue

Collaboration revenue decreased by $4.7 million from $9.2 million for the six months ended June 30, 2021 to $4.5 million for the six months ended June 30, 2022. We recognize revenue under each of the Acceleron and MyoKardia collaboration agreements based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the agreements. For the six months ended June 30, 2022 and 2021, we recognized $1.0 million and $4.9 million, respectively, of collaboration revenue under the Acceleron collaboration agreement and $3.5 million and $4.2 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022:

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	$
External research and development	$24,793	$18,684	$6,109
Employee compensation	11,531	8,456	3,075
Laboratory supplies	2,710	3,039	(329)
Facility costs	2,946	2,750	196
Other	870	783	87
Total research and development expenses	$42,850	$33,712	$9,138

Research and development expense increased by $9.1 million from $33.7 million for the six months ended June 30, 2021 to $42.9 million for the six months ended June 30, 2022. The increase in research and development expense was primarily attributable to the following:

•
$6.1 million in increased external research and development costs, primarily associated with a $5.0 million milestone achieved during the second quarter of 2022 under the right of reference and license agreement with GSK upon the initiation of REACH during the second quarter of 2022, as well as increased costs associated with the advancement of our lead programs;
•
$3.1 million in increased employee compensation costs, including a $0.4 million increase in stock-based compensation expense, primarily due to increased research and development headcount;
•
$0.2 million in increased facilities costs;
•
$0.1 million increase in other costs, offset by a $0.3 million decrease in laboratory supplies costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	$
Employee compensation	$11,516	$6,135	$5,381
Professional services	8,046	4,695	3,351
Facility costs	967	399	568
Other	1,328	954	374
Total general and administrative expenses	$21,857	$12,183	$9,674

General and administrative expenses increased by $9.7 million from $12.2 million for the six months ended June 30, 2021 to $21.9 million for the six months ended June 30, 2022. The increase in general and administrative expenses was primarily attributable to the following:

•
$5.4 million in increased employee compensation costs, including a $1.7 million increase in stock-based compensation expense, primarily due to increased general and administrative headcount;
•
$3.4 million in increased professional services, primarily due to increased use of consulting services and preparatory commercial activities;
•
$0.6 million in increased facility-related costs, primarily associated with our lease agreement for office space at 125 Sidney Street in Cambridge, Massachusetts, which commenced in November 2021, as well as depreciation and other utility and maintenance costs; and

•
$0.4 million in increased other costs.

Other Income, Net

Other income, net increased by $0.2 million from less than $0.1 million for the six months ended June 30, 2021 to $0.2 million for the six months ended June 30, 2022. The increase in other income, net was primarily attributable to an increased rate of return and an increase in our average cash and investment balance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of June 30, 2022, we have funded our operations primarily with aggregate gross proceeds of $501.2 million from the sale of shares of our common stock in public offerings, including "at-the-market" offerings, a private placement, through issuances of convertible preferred stock, and from upfront payments received under our collaboration and license agreements. As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $169.0 million.

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

On May 9 2022, we entered into an equity distribution agreement with Piper Sandler & Co., as sales agent, with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time in our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $50.0 million through the sales agent. As of June 30, 2022, we have not issued or sold any shares of common stock under the at-the-market offering program.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(49,472)	$(34,047)
Net cash provided by (used in) investing activities	51,054	(13,939)
Net cash provided by financing activities	3,159	47,713
Net increase (decrease) in cash, cash equivalents, and restricted cash	$4,741	$(273)

Net Cash Used in Operating Activities

Net cash used in operating activities was $49.5 million during the six months ended June 30, 2022 compared to net cash used in operating activities of $34.0 million during the six months ended June 30, 2021. The increase in net cash used in operating activities of $15.5 million was primarily due to increased external research and development costs as we continue to advance our lead programs, increased employee compensation costs, and increased general and administrative costs to support the growth of our organization.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $51.1 million during the six months ended June 30, 2022 compared to net cash used in investing activities of $13.9 million during the six months ended June 30, 2021. The increase in net cash provided by investing activities of $65.0 million was primarily due to net maturities of marketable securities during the six months ended June 30, 2022, as compared to net purchases of marketable securities during the six months ended June 30, 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.2 million during the six months ended June 30, 2022 compared to net cash provided by financing activities of $47.7 million during the six months ended June 30, 2021. Net cash provided by financing activities during the six months ended June 30, 2022 consisted of net proceeds of approximately $3.2 million from the issuance of common stock under our benefit plans. Net cash provided by financing activities during the six months ended June 30, 2021 primarily consisted of net proceeds of approximately $47.4 million from the completion of the public offering of our common stock in January 2021.

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

Based on our current operating plan, including successful implementation of the operational realignment, we believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into mid-2024. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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
•
whether or not we realize the anticipated operating cost savings and operating efficiencies that we anticipate from our strategic reorganization;
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
•
the success of our collaboration with MyoKardia;
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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended June 30, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 3, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net loss was $80.8 million for the year ended December 31, 2021 and $60.0 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $362.5 million. To date, we have funded our operations primarily from the sale of shares of our common stock in public offerings, a private placement, and in “at-the-market” offerings, and through issuances of convertible preferred stock, and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our ongoing and planned clinical trials of losmapimod and FTX-6058, continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Given current uncertainty in the capital markets and other factors, such funding may not be available on terms favorable to us or at all. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our ongoing clinical trials of losmapimod and FTX-6058, including REACH, the Phase 3 clinical trial of losmapimod for the treatment of FSHD, which enrolled its first patient in June 2022;
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
•
the success of our collaboration with MyoKardia;
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

As of June 30, 2022, we had cash, cash equivalents, and marketable securities of approximately $169.0 million. We believe that our cash, cash equivalents, and marketable securities as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into mid-2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will not be derived unless and until we can achieve sales of products, which we do not anticipate for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may become even more difficult to obtain due to rising interest rates and the current downturn in the U.S. capital markets and the biotechnology sector in general. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or discovery stage programs or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates. We may also choose to further realign our operations to achieve additional operational efficiencies beyond our recently announced strategic realignment.

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

We have in the past relied in part on sales of our common stock through an at-the-market, or ATM, offering program. Increased volatility and decreases in market prices of equity securities generally and of our common stock in particular may have an adverse impact on our willingness and/or ability to continue to sell our common stock through our ATM offering program. Decreases in these sales could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, including current operations, future growth, revenues, net income and the market prices of our common stock.

In May 2022, we established a new ATM offering program to sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time. As of the end of the quarter, our stock price had declined by 72% in 2022, and it may continue to decline or remain at these prices during the remainder of 2022. Given the decrease in the market prices of our common stock and overall volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

Alternative financing arrangements, if we pursue any, could involve issuances of one or more types of securities, including common stock, preferred stock, convertible debt, warrants to acquire common stock or other securities. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of stockholders until the principal, accrued and unpaid interest and any premium or make-whole has been paid. In addition, if we borrow funds and/or issue debt securities through a subsidiary, the lenders and/or holders of those debt securities would have a right to payment that would be effectively senior to the company’s equity ownership in the subsidiary, which would adversely affect the rights of holders of both the company’s equity securities and its debt and debt securities.

Interest on any newly-issued debt securities and/or newly-incurred borrowings would increase our operating costs and reduce our net income, and these impacts may be material. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be materially and adversely affected. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could result in a material adverse effect on our business, operating results, financial condition and prospects.

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

In light of the COVID-19 pandemic, we and our CMOs and contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials and API used in the manufacturing of our product candidates, and laboratory supplies for our current and future preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the pandemic. We and our CMOs and CROs, may face disruptions related to our planned and ongoing clinical trials or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as enrollment and other delays at clinical trial sites. For example, in response to the COVID-19 pandemic, the clinical trial sites for our ReDUX4 clinical trial temporarily postponed trial-related activities, impacting our clinical trial execution plans. We may also face difficulties recruiting or retaining patients for our planned and ongoing clinical trials if patients are affected by the virus or are fearful of visiting or traveling to clinical trial sites because of the pandemic. In addition, since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to further delays in these trials. The response to the ongoing COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to recommended safety measures intended to limit in-person interactions.

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

A key element of our strategy is to use our proprietary product engine to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of genetically-defined rare diseases, with an initial focus on identifying small molecules specific to the identified cellular target. Even if we are successful in identifying drug targets and potential product candidates, such candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. Identifying, developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in product development. We cannot provide stockholders any assurance that we will be able to successfully identify additional product candidates with our product engine, including as a result of our collaboration with MyoKardia, advance any additional product candidates through the development process or successfully commercialize any such additional product candidates. Regulatory authorities have substantial discretion in the approval process and may cause delays in the approval or rejection of an application. As a result of these factors, it is difficult for us to predict the time and cost of product candidate development. There can be no assurance that any development problems we experience in the future related to our proprietary product engine or any of our research or development programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. If we do not successfully identify, develop, obtain regulatory approval for and commercialize product candidates based upon our technological approach, we will not be able to generate product revenues.

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

There are currently no therapies approved to treat FSHD, and there may be no therapies approved to treat the underlying causes of diseases that we attempt to address or may address in the future. As a result, the design and conduct of a clinical trial or trials of the product candidates for the treatment of these diseases may take longer, be more costly or be less effective as part of the novelty of development in these diseases. In some cases, we may use new or novel endpoints or methodologies, such as reachable workspace, or RWS, which has not been proven for registration to our knowledge. The FDA and other regulatory authorities have indicated support for RWS as a primary endpoint with additional and appropriate supportive data from secondary endpoints. However, such regulatory authorities may not consider the endpoints of our clinical trial(s) to provide clinically meaningful results, even where we believe such results are clinically meaningful. For example, while we have met with regulators to discuss the design of our future clinical trial and registration strategy for losmapimod for FSHD, including our proposed endpoints for REACH, regulators may require additional data to support the RWS functional primary endpoint for approval of losmapimod for FSHD.

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

Identifying and qualifying patients to participate in and complete clinical trials for our product candidates is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. In our ongoing Phase 1b trial of FTX-6058, although we enrolled six subjects in the initial cohort, only three subjects remained evaluable as of the data cutoff date. If we are not able to develop protocols that subjects adhere to, or improve compliance, we may not be able to generate meaningful data. Furthermore, we may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. Because of our primary focus on genetically-defined rare diseases, we may have difficulty enrolling a sufficient number of eligible patients.

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

We are currently conducting a Phase 3 clinical trial, an open label extension of our Phase 2b clinical trial, and an open label extension of our Phase 2 open label clinical trial of losmapimod in patients with FSHD in Europe and Canada. We may also conduct additional clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations, including GCP, and FDA’s ability to validate the data. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

We have a collaboration and license agreement with MyoKardia (for certain genetically defined cardiomyopathies). See “Business—License Agreements and Collaborations” in the 2021 Annual Report. While we have retained all rights to and are developing on our own our current product candidates, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to our other existing or future product candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations that we enter into, including our collaboration MyoKardia, may not be successful, and any success will depend heavily on the efforts and activities of such collaborators. Collaborations pose a number of risks, including the following:

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
o
collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability; and
o
collaborations may be terminated for the convenience of the collaborator (e.g., termination of our collaboration with Acceleron following its acquisition by Merck), and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

Additionally, subject to its contractual obligations to us, if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. For example, in November 2020, subsequent to our entering into the MyoKardia collaboration agreement, MyoKardia was acquired by Bristol-Myers Squibb Company. Bristol-Myers Squibb Company could determine to reprioritize MyoKardia’s development programs such that it ceases to diligently pursue the development of our programs and/or cause the agreement between MyoKardia and us to terminate. If our collaborator terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

If we are not able to establish or maintain collaborations, we may have to alter our development and commercialization plans and our business could be adversely affected.

For some of our product candidates, we may decide to collaborate with pharmaceutical or biotechnology companies for the development and potential commercialization of those product candidates. For example, in July 2020, we entered into a collaboration and license agreement with MyoKardia to identify and validate potential biological targets for the potential treatment of certain genetically defined cardiomyopathies. We face significant competition in seeking appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

We may also be restricted under existing or future license agreements from entering into agreements on certain terms with potential collaborators. For example, we are restricted by GSK’s right of first negotiation under our current license agreement with them, and we had restrictions under our collaboration with Acceleron. Under our collaboration with MyoKardia, we are restricted from researching, developing, manufacturing, commercializing, using, or otherwise exploiting any compound or product (a) that is a compound or product under the agreement that is directed against certain targets identified by us in the performance of the research activities for the treatment, prophylaxis, or diagnosis of any indication or (b) for the treatment of any genetically defined cardiomyopathies shown to be related to certain specified genes of interest that are modulated by the targets chosen by MyoKardia under our collaboration, in each case , while we are performing the research activities pursuant to the research plan and for a specified period thereafter.

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

Moreover, as a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. In addition, the FDA generally requires pre-approval of promotional materials for products under consideration for accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway for a product candidate, we may not experience a faster development or regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will ultimately be converted to a traditional approval.

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

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by United Kingdom, U.S. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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

We have had recent executive transitions, including of our chief executive officer, chief scientific officer, chief financial officer, and chief medical officer. We cannot predict the likelihood, timing or effect of future transitions among our executive leadership. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. We recently announced a workforce reduction in our research and development function, which may make us a less attractive employer to future candidates. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of August 4, 2022, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 64.2% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Not applicable.

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

10.1

Equity Distribution Agreement, dated May 9, 2022, by and between the Registrant and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2022).

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

FULCRUM THERAPEUTICS, INC.

Date: August 11, 2022	By:	/s/ Bryan Stuart
Bryan Stuart
Chief Executive Officer and President, Director (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Esther Rajavelu
Esther Rajavelu
Chief Financial Officer (Principal Financial Officer)