Form 10-Q
period 2022-09-30
Fulcrum Therapeutics, Inc.
filed 2022-11-08
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38978

FULCRUM THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4839948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26 Landsdowne Street Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

(617) 651-8851

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	FULC	The Nasdaq Global Market

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

As of November 1, 2022, the registrant had 52,051,405 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," “outlook,” "plan," "potential," "predict," "project," "should," "target," "would," and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words and include, among other statements, statements regarding:

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

i

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Such forward looking statements are subject to various risks and uncertainties. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the "Risk Factors" and “Management’s Discussion and Analysis of Results of Operations” sections, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $80.8 million for the year ended December 31, 2021 and $83.7 million for the nine months ended September 30, 2022. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of September 30, 2022, we had an accumulated deficit of $386.2 million.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$90,938	$35,412
Marketable securities	130,851	182,750
Accounts receivable	13	2,500
Unbilled accounts receivable	790	1,137
Prepaid expenses and other current assets	5,135	4,199
Total current assets	227,727	225,998
Property and equipment, net	7,375	7,368
Operating lease right-of-use assets	9,513	—
Restricted cash	1,092	1,092
Other assets	2,098	542
Total assets	$247,805	$235,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,728	$4,788
Accrued expenses and other current liabilities	8,039	9,231
Deferred revenue, current portion	1,389	4,711
Operating lease liability, current	2,543	—
Deferred lease incentive, current portion	—	469
Total current liabilities	14,699	19,199
Operating lease liability, excluding current portion	11,495	—
Other liabilities, excluding current portion	197	—
Deferred rent, excluding current portion	—	1,680
Deferred lease incentive, excluding current portion	—	2,582
Total liabilities	26,391	23,461
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 52,049,913 and 40,636,398 shares issued as of September 30, 2022 and December 31, 2021, respectively; 52,049,913 and 40,626,224 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	52	41
Treasury stock, at cost; no shares	—	—
Additional paid-in capital	608,486	514,362
Accumulated other comprehensive loss	(921)	(397)
Accumulated deficit	(386,203)	(302,467)
Total stockholders’ equity	221,414	211,539
Total liabilities and stockholders’ equity	$247,805	$235,000

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$1,183	$4,935	$5,657	$14,105
Operating expenses:
Research and development	15,366	17,077	58,216	50,789
General and administrative	9,707	8,628	31,564	20,811
Restructuring expenses	465	—	465	—
Total operating expenses	25,538	25,705	90,245	71,600
Loss from operations	(24,355)	(20,770)	(84,588)	(57,495)
Other income, net	617	54	852	132
Net loss	$(23,738)	$(20,716)	$(83,736)	$(57,363)
Net loss per share, basic and diluted	$(0.51)	$(0.57)	$(1.97)	$(1.71)
Weighted-average common shares outstanding, basic and diluted	46,213	36,606	42,603	33,603

Comprehensive loss:
Net loss	$(23,738)	$(20,716)	$(83,736)	$(57,363)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	147	(78)	(524)	(85)
Total other comprehensive gain (loss)	147	(78)	(524)	(85)
Comprehensive loss	$(23,591)	$(20,794)	$(84,260)	$(57,448)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	27,941,566	28	—	—	316,775	(2)	(221,620)	95,181
Issuance of common stock in connection with public offering, net of issuance costs	4,600,000	5	—	—	47,402	—	—	47,407
Issuance of common stock under employee benefit plans	11,888	—	—	—	93	—	—	93
Vesting of restricted stock awards	40,982	—	—	—	1	—	—	1
Repurchase of unvested restricted stock awards	—	—	1,836	—	—	—	—	—
Retirement of treasury shares	—	—	(1,836)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,073	—	—	2,073
Unrealized loss on marketable securities	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(16,999)	(16,999)
Balance at March 31, 2021	32,594,436	$33	—	$—	$366,344	$(4)	$(238,619)	$127,754
Issuance of common stock under employee benefit plans	30,008	—	—	—	242	—	—	242
Vesting of restricted stock awards	35,296	—	—	—	1	—	—	1
Repurchase of unvested restricted stock awards	—	—	2,435	—	—	—	—	—
Retirement of treasury shares	—	—	(2,414)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,546	—	—	2,546
Unrealized loss on marketable securities	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(19,648)	(19,648)
Balance at June 30, 2021	32,659,740	$33	21	$—	$369,133	$(9)	$(258,267)	$110,890
Issuance of common stock in connection with public offering, net of issuance costs	7,590,000	8	—	—	135,443	—	—	135,451
Issuance of common stock under employee benefit plans	249,622	—	—	—	2,403	—	—	2,403
Vesting of restricted stock awards	26,623	—	—	—	1	—	—	1
Repurchase of unvested restricted stock awards	—	—	536	—	—	—	—	—
Retirement of treasury shares	—	—	(557)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,658	—	—	2,658
Unrealized loss on marketable securities	—	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	—	(20,716)	(20,716)
Balance at September 30, 2021	40,525,985	$41	—	$—	$509,638	$(87)	$(278,983)	$230,609
Balance at December 31, 2021	40,626,224	41	—	—	514,362	(397)	(302,467)	211,539
Issuance of common stock under employee benefit plans	47,627	—	—	—	395	—	—	395
Vesting of restricted stock awards	9,754	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,847	—	—	3,847
Unrealized loss on marketable securities	—	—	—	—	—	(693)	—	(693)
Net loss	—	—	—	—	—	—	(25,928)	(25,928)
Balance at March 31, 2022	40,683,605	$41	—	$—	$518,604	$(1,090)	$(328,395)	$189,160
Issuance of common stock under employee benefit plans	324,180	—	—	—	2,764	—	—	2,764
Vesting of restricted stock awards	420	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,879	—	—	2,879
Unrealized gain on marketable securities	—	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	—	(34,070)	(34,070)
Balance at June 30, 2022	41,008,205	$41	—	$—	$524,247	$(1,068)	$(362,465)	$160,755
Issuance of common stock in connection with public offering, net of issuance costs	11,029,410	11	—	—	80,793	—	—	80,804
Issuance of common stock under employee benefit plans	12,298	—	—	—	93	—	—	93
Stock-based compensation expense	—	—	—	—	3,353	—	—	3,353
Unrealized gain on marketable securities	—	—	—	—	—	147	—	147
Net loss	—	—	—	—	—	—	(23,738)	(23,738)
Balance at September 30, 2022	52,049,913	$52	—	$—	$608,486	$(921)	$(386,203)	$221,414

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(83,736)	$(57,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,823	1,894
Stock-based compensation expense	10,079	7,277
Net amortization of premiums on marketable securities	753	287
Changes in operating assets and liabilities:
Accounts receivable	2,487	2,000
Unbilled accounts receivable	347	(637)
Prepaid expenses and other current assets	(936)	(570)
Operating lease assets and liabilities	(207)	(359)
Other assets	(1,556)	59
Accounts payable	(2,079)	(203)
Accrued expenses and other liabilities	(1,007)	2,745
Deferred revenue	(3,322)	(11,750)
Net cash used in operating activities	$(77,354)	$(56,620)
Investing activities
Purchases of marketable securities	(67,864)	(181,349)
Maturities of marketable securities	118,486	61,968
Purchases of property and equipment	(1,847)	(1,194)
Net cash provided by (used in) investing activities	48,775	(120,575)
Financing activities
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	80,853	182,934
Principal payments on capital lease obligations	—	(17)
Proceeds from issuance of common stock under benefit plans, net	3,252	2,699
Net cash provided by financing activities	84,105	185,616
Net increase in cash, cash equivalents and restricted cash	55,526	8,421
Cash, cash equivalents, and restricted cash, beginning of period	36,504	58,144
Cash, cash equivalents, and restricted cash, end of period	$92,030	$66,565
Supplemental cash flow information
Cash paid for operating lease liabilities	$2,219	$—
Non-cash investing and financing activities:
Offering costs unpaid at end of period	$49	$76
Property and equipment purchases unpaid at end of period	$20	$314

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$90,938	$65,473
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$92,030	$66,565

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2022 and the results of its operations and its cash flows for the three and nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2022 (the “Annual Report on Form 10-K”).

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

In August 2022, the Company completed a public offering of its common stock and issued and sold 11,029,410 shares of common stock at a public offering price of $7.82 per share, resulting in net proceeds of $80.8 million after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of its capital stock and from upfront payments received from the collaboration and license agreements with Acceleron Pharma Inc. (“Acceleron”), a wholly-owned subsidiary of Merck & Co., Inc. (“Merck”), and MyoKardia, Inc. (“MyoKardia”), a wholly owned subsidiary of Bristol Myers Squibb Company. As of September 30, 2022, the Company had an accumulated deficit of $386.2 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2022, except as noted below with respect to the Company’s accounting policies related to leases and restructuring expenses.

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

Restructuring Expenses

The Company records costs and liabilities associated with exit and disposal activities in accordance with Accounting Standards Codification 420, Exit or Disposal Cost Obligations. Such costs are based on estimates of fair value in the period liabilities are incurred. The Company evaluates and adjusts these costs as appropriate for changes in circumstances as additional information becomes available.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and restricted cash. The Company’s cash, cash equivalents, and restricted cash are deposited in accounts at large financial institutions. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash, cash equivalents and restricted cash are held. The Company maintains its cash equivalents in money market funds that invest in U.S. Treasury securities, U.S. Treasury securities, and commercial paper. The Company’s marketable securities consist of U.S. Treasury securities, corporate bonds, and commercial paper, and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these funds.

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

The adoption of ASU 2016-02, as amended, did not have a material impact on the consolidated statements of operations and comprehensive loss or the consolidated statement of cash flows for the three and nine months ended September 30, 2022. See Note 13, “Commitments and Contingencies”, for further information on the application of ASU 2016-02, as amended, to the Company’s operating lease for its existing operating leases for office and laboratory space.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at September 30, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$38,038	$38,038	$—	$—
U.S. Treasury securities	23,982	—	23,982	—
Commercial paper	28,918	—	28,918	—
Marketable securities:
U.S. Treasury securities	17,223	—	17,223	—
Commercial paper	41,041	—	41,041	—
Corporate bonds	72,587	—	72,587	—
Total	$221,789	$38,038	$183,751	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$35,412	$35,412	$—	$—
Marketable securities:
Commercial paper	81,382	—	81,382	—
Corporate bonds	101,368	—	101,368	—
Total	$218,162	$35,412	$182,750	$—

There were no transfers between fair value levels during the three and nine months ended September 30, 2022.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$38,038	$—	$—	$38,038
U.S. Treasury securities	23,979	3	—	23,982
Commercial paper	28,924	1	(7)	28,918
Total cash equivalents	90,941	4	(7)	90,938
Marketable securities:
U.S. Treasury securities	17,258	—	(35)	17,223
Commercial paper	41,135	—	(94)	41,041
Corporate bonds	73,376	—	(789)	72,587
Total marketable securities	131,769	—	(918)	130,851
Total cash equivalents and marketable securities	$222,710	$4	$(925)	$221,789

	Fair Value Measurements at December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$35,412	$—	$—	$35,412
Total cash equivalents	35,412	—	—	35,412
Marketable securities:
Commercial paper	81,450	—	(68)	81,382
Corporate bonds	101,697	—	(329)	101,368
Total marketable securities	183,147	—	(397)	182,750
Total cash equivalents and marketable securities	$218,559	$—	$(397)	$218,162

There were no sales of marketable securities during the three and nine months ended September 30, 2022. As of September 30, 2022, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $79.7 million. As of September 30, 2022, the aggregate fair value of marketable securities that were in an unrealized loss position for greater than twelve months was $43.7 million.

The Company determined that it did not hold any marketable securities with any other-than-temporary impairment as of September 30, 2022. As of September 30, 2022, the aggregate fair value of marketable securities with a remaining contractual maturity of greater than one year was $10.2 million. As of September 30, 2022, the Company did not intend to sell, and would not be more likely than not be required to sell, the marketable securities in an unrealized loss position before recovery of their amortized cost bases.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Lab equipment	$8,966	$8,182
Furniture and fixtures	786	594
Computer equipment	373	373
Software	199	199
Leasehold improvements	7,102	6,289
Construction in process	20	—
Total property and equipment	17,446	15,637
Less: accumulated depreciation	(10,071)	(8,269)
Property and equipment, net	$7,375	$7,368

Depreciation expense for the three months ended September 30, 2022 and 2021 was $0.6 million and $0.6 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $1.8 million and $1.9 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$4,579	$3,400
Prepaid sign-on bonuses subject to vesting provisions	122	326
Interest income receivable	434	473
Total prepaid expenses and other current assets	$5,135	$4,199

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
External research and development	$3,829	$3,171
Payroll and benefits	3,490	4,990
Professional services	695	996
Other	25	74
Total accrued expenses and other current liabilities	$8,039	$9,231

7. Preferred Stock

As of September 30, 2022 and December 31, 2021, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of September 30, 2022 and December 31, 2021.

No dividends have been declared since inception.

8. Common Stock

As of September 30, 2022 and December 31, 2021, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of September 30, 2022 and December 31, 2021, the Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2022	December 31, 2021
Shares reserved for exercises of outstanding stock options	5,929,065	5,188,354
Shares reserved for vesting of restricted stock units	95,174	—
Shares reserved for future issuance under the 2019 Stock Incentive Plan	1,667,865	286,324
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,091,085	706,658
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	1,125,540	—
	9,908,729	6,181,336

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of September 30, 2022, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was annually increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2022, the number of shares reserved for issuance under the 2019 Plan was increased by 1,625,455 shares. As of September 30, 2022, there were 1,667,865 shares available for future issuance under the 2019 Plan.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company's board of directors adopted the 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of September 30, 2022, there were 1,125,540 shares available for future grant under the Inducement Plan.

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

The following table summarizes the Company’s restricted stock award activity during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	10,174	$3.35
Granted	—	—
Vested	(10,174)	3.35
Repurchased	—	—
Unvested at September 30, 2022	—	$—

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	5,188,354	$13.91	8.57	$27,082,052
Granted	2,826,130	11.51
Exercised	(362,169)	8.55
Cancelled	(1,723,250)	14.60
Outstanding at September 30, 2022	5,929,065	$12.89	8.36	$1,568,734
Exercisable at September 30, 2022	2,002,770	$12.68	6.88	$295,030

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three and nine months ended September 30, 2022 was $4.94 per share and $8.52 per share, respectively. The weighted average grant date fair value of stock options granted in the three and nine months ended September 30, 2021 was $15.25 per share and $10.33 per share, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2022 was less than $0.1 million and $2.6 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2021 was $2.9 million and $3.0 million, respectively. The fair value of stock options granted during the three and nine months ended September 30, 2022 and 2021 has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Risk-free interest rate	2.9%	1.0%	2.2%	0.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (years)	6.1	6.1	6.0	6.0
Expected stock price volatility	90.0%	89.3%	88.7%	86.9%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	126,803	10.09
Vested	—	—
Cancelled	(31,629)	11.55
Unvested at September 30, 2022	95,174	$9.61

The aggregate intrinsic value of all restricted stock units and restricted stock awards that vested during the three and nine months ended September 30, 2022 was zero and $0.2 million, respectively. The aggregate intrinsic value of all restricted stock units and restricted stock awards that vested during the three and nine months ended September 30, 2021 was $0.3 million and $1.2 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$2,597	$1,688	$7,138	$4,534
Research and development	756	970	2,941	2,743
Total stock-based compensation expense	$3,353	$2,658	$10,079	$7,277

As of September 30, 2022, the Company had an aggregate of $34.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.82 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was increased on January 1, 2020, and will be increased annually on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2022, the number of shares reserved for issuance under the 2019 ESPP was increased by 406,363 shares. As of September 30, 2022, there were 1,091,085 shares available for future issuance under the ESPP.

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

On June 3, 2022, Acceleron notified the Company of its termination of the Acceleron Collaboration Agreement for convenience, which became effective 120 days after the Company's receipt of the notice, or October 1, 2022.

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

Prior to the receipt of notice of termination from Acceleron, the Company reassessed the transaction price at the end of each reporting period and as uncertain events were resolved or other changes in circumstances occurred, and, if necessary, adjusted its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three and nine months ended September 30, 2022.

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

During the nine months ended September 30, 2022, the Company recognized $1.0 million, of collaboration revenue associated with the Acceleron Collaboration Agreement, which includes $0.6 million, of revenue recognized that was included in deferred revenue as of December 31, 2021. During the three months ended September 30, 2022, the Company recognized no collaboration revenue associated with the Acceleron Collaboration Agreement. During the three and nine months ended September 30, 2021, the Company recognized $2.9 million and $7.8 million, respectively, of collaboration revenue under the Acceleron Collaboration Agreement, which includes $2.3 million and $6.1 million, respectively, of revenue recognized that was included in deferred revenue as of December 31, 2020. As of September 30, 2022. the Company recorded no deferred revenue associated with the Acceleron Collaboration Agreement. As of December 31, 2021, the Company recorded deferred revenue of $0.6 million, associated with the Acceleron Collaboration Agreement, which was classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represented the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of December 31, 2021. As of September 30, 2022, the Company had received $4.9 million of cost reimbursement payments under the Acceleron Collaboration Agreement and $2.0 million associated with the achievement of specified research milestones. As of December 31, 2021, the Company had received $3.9 million of cost reimbursement payment under the Acceleron Collaboration Agreement and $2.0 million associated with the achievement of specified research milestones. As of September 30, 2022, the Company recorded no unbilled accounts receivable related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended September 30, 2022. As of December 31, 2021, the Company recorded unbilled accounts receivable of $0.7 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended December 31, 2021. As of September 30, 2022, the Company recorded less than $0.1 million of accounts receivable under the Acceleron Collaboration Agreement. As of December 31, 2021, the Company recorded no accounts receivable under the Acceleron Collaboration Agreement.

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

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three and nine months ended September 30, 2022.

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

During the three and nine months ended September 30, 2022, the Company recognized $1.2 million and $4.7 million, respectively, of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $0.4 million and $2.7 million, respectively, of revenue recognized that was included in deferred revenue as of December 31, 2021. During the three and nine months ended September 30, 2021, the Company recognized $2.1 million and $6.3 million, respectively, of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $1.5 million and $5.6 million, respectively, of revenue recognized that was included in deferred revenue as of December 31, 2020. As of September 30, 2022 and December 31, 2021, the Company recorded deferred revenue of $1.4 million and $4.1 million, respectively, associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of September 30, 2022 and December 31, 2021. As of September 30, 2022, the Company had received $4.8 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of December 31, 2021, the Company had received $3.2 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and no milestone or royalty payments. As of September 30, 2022, the Company recorded unbilled accounts receivable of $0.8 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended September 30, 2022. As of December 31, 2021, the Company recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended December 31, 2021. As of September 30, 2022, the Company recorded no accounts receivable under the MyoKardia Collaboration Agreement. As of December 31, 2021, the Company recorded accounts receivable of $2.5 million under the MyoKardia Collaboration Agreement associated with the achievement of a preclinical milestone in December 2021.

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

Under the GSK Agreement, the Company issued 12,500,000 shares of Series B Preferred Stock to GSK. In addition, the Company may owe GSK up to $37.5 million in certain specified clinical and regulatory milestones, including a $5.0 million milestone that was achieved and paid during the nine months ended September 30, 2022 and a $2.5 million milestone previously achieved and paid during 2019, and up to $60.0 million in certain specified sales milestones. The Company agreed to pay tiered royalties on annual net sales of losmapimod that range from mid single-digit percentages to a low double-digit, but less than teens, percentage. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. The Company achieved a $5.0 million milestone during the second quarter of 2022, which the Company recorded as research and development expense in the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2022.

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

12. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of September 30, 2022 and December 31, 2021.

Accounting Under ASU 2016-02, as Amended

As a result of the adoption of ASU 2016-02, as amended, on January 1, 2022, the Company recorded a right-of-use asset and a corresponding lease liability associated with the 26 Landsdowne Street lease on the consolidated balance sheet as of September 30, 2022. As there is no rate implicit in the 26 Landsdowne Street lease, the Company estimated its incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. Based upon this analysis, the Company calculated a discount rate of 6.1% for the lease. As of September 30, 2022, the remaining lease term was 5.8 years.

Pursuant to ASU 2016-02, as amended, operating lease expense and variable lease expense associated with this lease for the three months ended September 30, 2022 was approximately $0.4 million and $0.2 million, respectively. Operating lease expense and variable lease expense associated with this lease for the nine months ended September 30, 2022 was approximately $1.4 million and $0.7 million, respectively.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of September 30, 2022, are as follows (in thousands):

2022(1)	$614
2023	2,497
2024	2,572
2025	2,649
2026	2,729
Thereafter	4,237
Total minimum lease payments	15,298
Less: imputed interest	(2,470)
Total lease liability	$12,828

1.
Amounts are for the three months ending December 31, 2022.

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

Pursuant to ASC 840, rent expense associated with this lease for the three and nine months ended September 30, 2021 was approximately $0.5 million and $1.4 million, respectively. Under ASC 840, minimum rental commitments under non-cancelable leases for each of the next five years and total thereafter as of December 31, 2021, were as follows (in thousands):

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

Accounting Under ASU 2016-02, as Amended

As a result of the adoption of ASU 2016-02, as amended, on January 1, 2022, the Company recorded a right-of-use asset and a corresponding lease liability associated with the 125 Sidney Street lease on the consolidated balance sheet as of September 30, 2022. As there is no rate implicit in the 125 Sidney Street lease, the Company estimated its incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. Based upon this analysis, the Company calculated a discount rate of 4.2% for the lease. As of September 30, 2022, the remaining lease term was 1.5 years.

Pursuant to ASU 2016-02, as amended, operating lease expense associated with this lease for the three and nine months ended September 30, 2022 was approximately $0.1 million and $0.5 million, respectively. No variable lease expense was recorded associated with this lease for the three and nine months ended September 30, 2022. The future minimum lease payments associated with this lease as of September 30, 2022, are as follows (in thousands):

2022(1)	$204
2023	836
2024	210
Total minimum lease payments	1,250
Less: imputed interest	(40)
Total lease liability	$1,210

1.
Amounts are for the three months ending December 31, 2022.

Accounting Under ASC 840

Prior to the adoption of ASU 2016-02, as amended, and pursuant to the legacy guidance within ASC 840, the Company recorded rent expense on a straight-line basis through the end of the lease term and also recorded deferred rent on the consolidated balance sheets. No rent expense was recorded during the three and nine months ended September 30, 2021 as the Company had not yet entered into the lease agreement.

Under ASC 840, minimum rental commitments under non-cancelable leases for each of the next five years and total thereafter as of December 31, 2021, were as follows (in thousands):

2022	$613
2023	836
2024	210
Total minimum lease payments	$1,659

13. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2022 or December 31, 2021.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three and nine months ended September 30, 2022 and 2021.

14. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.2 million and $0.6 million, respectively, in contributions to the 401(k) Plan for the three and nine months ended September 30, 2022. No contributions were made to the 401(k) Plan for the three and nine months ended September 30, 2021.

15. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding stock options	5,929,065	4,962,869	5,929,065	4,962,869
Unvested restricted stock units	95,174	19,964	95,174	19,964
Total	6,024,239	4,982,833	6,024,239	4,982,833

16. Restructuring Activities

In August 2022, the Company announced the implementation of a strategic plan to realign internal investments and operations to prioritize the Company's two clinical programs. In connection with this decision, the Company announced a workforce reduction of 25% of its planned headcount, which was completed in August 2022. During the three and nine months ended September 30, 2022, the Company recorded aggregate restructuring charges of $0.5 million related to severance and other employee-related costs. The Company does not expect to incur any additional significant costs associated with this restructuring. During the three and nine months ended September 30, 2022, the Company paid $0.4 million of the restructuring charges.

Accrued restructuring charges as of December 31, 2021	—
Restructuring charges incurred during the period	465
Amounts paid during the period	(411)
Accrued restructuring charges as of September 30, 2022	54

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

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our most advanced product candidate, losmapimod, is in development to treat the root cause of facioscapulohumeral muscular dystrophy, or FSHD. We initiated REACH, a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of losmapimod, our product candidate for FSHD, in the second quarter of 2022 and plan to complete enrollment in 2023.

In October 2022, we presented data through 96 weeks from the open label extension portion of our randomized, double-blind, placebo-controlled, multicenter, international Phase 2b clinical trial of losmapimod, referred to as ReDUX4. Data presented indicated that patients in the initial treatment-arm who continued to receive losmapimod demonstrated maintenance of effect through 96-weeks as measured by reachable workspace, or RWS, mean change from baseline. RWS is a measure of function that assesses upper extremity range of motion and has been shown to be an important measure of independence. Additionally, patients who crossed over from placebo to losmapimod after the initial 48-week trial period showed improvement and slowing of disease progression as measured by RWS mean change from baseline. Losmapimod continued to demonstrate an encouraging safety profile and was generally well tolerated.

Our other clinical product candidate is FTX-6058, which is being developed for the treatment of certain hemoglobinopathies, including sickle cell disesase, or SCD. In June 2022, we announced clinical proof-of-concept data from the ongoing Phase 1b trial of FTX-6058 for the treatment of SCD. We are currently enrolling additional patients at the 6 mg and 2 mg dose cohorts, including patients both on and off hydroxyurea, and have selected 12 mg as the dose for the third cohort, for which we similarly plan to include patients both on and off hydroxyurea. We expect to continue enrolling patients in this trial into 2023, and plan to initiate a registrational trial in 2023.

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

In August 2022, we announced a strategic plan to realign internal investments and operations to prioritize our two clinical programs. In connection with this decision, we announced a workforce reduction of 25% of our planned headcount that we completed in August 2022. This restructuring will result in cumulative savings of $40-50 million into mid-2024.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and product engine, identifying drug targets and potential product candidates, in-licensing assets, producing drug substance and drug product material for use in clinical trials and conducting preclinical studies and clinical trials. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements.

In August 2022, we issued and sold 11,029,410 shares of our common stock in a public offering at a public offering price of $7.82 per share, which includes 1,438,618 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares at the public offering price, less underwriting discounts and commissions. The net proceeds of the offering were $80.8 million, after deducting underwriting discounts and commissions and offering expenses.

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $23.7 million and $83.7 million for the three and nine months ended September 30, 2022 and $20.7 million and $57.4 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $386.2 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

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

As of September 30, 2022, we had $221.8 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into late-2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

In December 2019, we entered into a collaboration and license agreement with Acceleron to identify biological targets to modulate specific pathways associated with a targeted indication within the pulmonary disease space. The agreement terminated effective October 1, 2022, following notification from Acceleron in June 2022 of its decision to terminate the agreement for convenience.

For the three months ended September 30, 2022 and 2021, we recognized zero and $2.9 million, respectively, of collaboration revenue under the Acceleron collaboration agreement. For the nine months ended September 30, 2022 and 2021, we recognized $1.0 million and $7.8 million, respectively, of collaboration revenue under the Acceleron collaboration agreement. As of September 30, 2022 we have recorded no deferred revenue associated with the Acceleron collaboration agreement. As of December 31, 2021, we have recorded $0.6 million of deferred revenue associated with the Acceleron collaboration agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of September 30, 2022, we had received $4.9 million of cost reimbursement payments and $2.0 million of milestone payments under the Acceleron collaboration agreement. As of September 30, 2022, we recorded no unbilled accounts receivable related to reimbursable research and development costs under the Acceleron collaboration agreement. As of September 30, 2022, we recorded accounts receivable of less than $0.1 million under the Acceleron collaboration agreement.

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

For the three months ended September 30, 2022 and 2021, we recognized $1.2 million and $2.1 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. For the nine months ended September 30, 2022 and 2021, we recognized $4.7 million and $6.3 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. As of September 30, 2022 and December 31, 2021, we have recorded $1.4 million and $4.1 million, respectively, of deferred revenue associated with the MyoKardia collaboration agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of September 30, 2022, we had received $4.8 million of cost reimbursement payments and $2.5 million of milestone payments under the MyoKardia collaboration agreement. As of September 30, 2022, we recorded unbilled accounts receivable of $0.8 million related to reimbursable research and development costs under the MyoKardia collaboration agreement for activities performed during the three months ended September 30, 2022. As of September 30, 2022, we recorded no accounts receivable under the MyoKardia collaboration agreement.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the three and nine months ended September 30, 2022 and 2021. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Losmapimod external expenses during the nine months ended September 30, 2022 include a $5.0 million milestone achieved under our right of reference and license agreement with GSK upon initiation of the REACH trial during the second quarter of 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Losmapimod external expenses	$4,497	$4,162	$17,941	$15,416
FTX-6058 external expenses	2,923	3,822	12,114	9,467
Pre-development candidate expenses and unallocated expenses	3,597	3,890	12,281	12,247
Internal research and development expenses	4,349	5,203	15,880	13,659
Total research and development expenses	$15,366	$17,077	$58,216	$50,789

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

Restructuring Expenses

In August 2022, we announced the implementation of a strategic plan to realign internal investments and operations to prioritize our two clinical programs. In connection with this decision, we announced a workforce reduction of 25% of our planned headcount, which was completed in August 2022. Restructuring expenses consist of severance and other employee-related costs.

Other Income, Net

Other income, net consists primarily of interest income related to our investments in cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months ended September 30, 2022 and 2021

The following summarizes our results of operations for the three months ended September 30, 2022 and 2021, along with the changes in those items in dollars:

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	$
Collaboration revenue	$1,183	$4,935	$(3,752)
Operating expenses:
Research and development	15,366	17,077	(1,711)
General and administrative	9,707	8,628	1,079
Restructuring expenses	465	—	465
Total operating expenses	25,538	25,705	(167)
Loss from operations	(24,355)	(20,770)	(3,585)
Other income, net	617	54	563
Net loss	$(23,738)	$(20,716)	$(3,022)

Collaboration Revenue

Collaboration revenue decreased by $3.7 million from $4.9 million for the three months ended September 30, 2021 to $1.2 million for the three months ended September 30, 2022. We recognize revenue under each of the Acceleron and MyoKardia collaboration agreements based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the agreements. For the three months ended September 30, 2022 and 2021 we recognized zero and $2.9 million, respectively, of collaboration revenue under the Acceleron collaboration agreement and $1.2 million and $2.1 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022:

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	$
External research and development	$8,457	$9,054	$(597)
Employee compensation	4,349	5,203	(854)
Laboratory supplies	845	1,046	(201)
Facility costs	1,363	1,385	(22)
Other	352	389	(37)
Total research and development expenses	$15,366	$17,077	$(1,711)

Research and development expense decreased by $1.7 million from $17.1 million for the three months ended September 30, 2021 to $15.4 million for the three months ended September 30, 2022. The decrease in research and development expense was primarily attributable to the following:

•
$0.9 million in decreased employee compensation costs, including a $0.2 million decrease in stock-based compensation expense, primarily due to decreased research and development headcount as a result of our workforce reduction that was completed in August 2022;
•
$0.6 million in decreased external research and development costs; and
•
$0.2 million decrease in laboratory supplies.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2022:

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	$
Employee compensation	$6,242	$3,685	$2,557
Professional services	2,298	4,257	(1,959)
Facility costs	569	224	345
Other	598	462	136
Total general and administrative expenses	$9,707	$8,628	$1,079

General and administrative expenses increased by $1.1 million from $8.6 million for the three months ended September 30, 2021 to $9.7 million for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily attributable to the following:

•
$2.6 million in increased employee compensation costs, including a $0.9 million increase in stock-based compensation expense, primarily due to increased general and administrative headcount;
•
$0.3 million in increased facility-related costs, primarily associated with our lease agreement for additional office space at 125 Sidney Street in Cambridge, Massachusetts, which commenced in November 2021, as well as depreciation and other utility and maintenance costs; and
•
$0.1 million in increased other costs, offset by a $2.0 million decrease in professional services, primarily due to decreased use of consulting services.

Restructuring Expenses

Restructuring charges were $0.5 million for the three months ended September 30, 2022, compared to zero for the three months ended September 30, 2021. In August 2022, we announced the implementation of a strategic plan to realign internal investments and operations to prioritize our two clinical programs. In connection with this decision, we announced a workforce reduction of 25% of our planned headcount, which was completed in August 2022.

Other Income, Net

Other income, net increased by $0.6 million from less than $0.1 million for the three months ended September 30, 2021 to $0.6 million for the three months ended September 30, 2022. The increase in other income, net was primarily attributable to an increased rate of return on our cash, cash equivalents, and marketable securities.

Comparison of the Nine Months ended September 30, 2022 and 2021

The following summarizes our results of operations for the nine months ended September 30, 2022 and 2021 along with the changes in those items in dollars:

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$
Collaboration revenue	$5,657	$14,105	$(8,448)
Operating expenses:
Research and development	58,216	50,789	7,427
General and administrative	31,564	20,811	10,753
Restructuring expenses	465	—	465
Total operating expenses	90,245	71,600	18,645
Loss from operations	(84,588)	(57,495)	(27,093)
Other income, net	852	132	720
Net loss	$(83,736)	$(57,363)	$(26,373)

Collaboration Revenue

Collaboration revenue decreased by $8.4 million from $14.1 million for the nine months ended September 30, 2021 to $5.7 million for the nine months ended September 30, 2022. We recognize revenue under each of the Acceleron and MyoKardia collaboration agreements based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the agreements. For the nine months ended September 30, 2022 and 2021, we recognized $1.0 million and $7.8 million, respectively, of collaboration revenue under the Acceleron collaboration agreement and $4.7 million and $6.3 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022:

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$
External research and development	$33,250	$27,738	$5,512
Employee compensation	15,880	13,659	2,221
Laboratory supplies	3,555	4,085	(530)
Facility costs	4,309	4,135	174
Other	1,222	1,172	50
Total research and development expenses	$58,216	$50,789	$7,427

Research and development expense increased by $7.4 million from $50.8 million for the nine months ended September 30, 2021 to $58.2 million for the nine months ended September 30, 2022. The increase in research and development expense was primarily attributable to the following:

•
$5.5 million in increased external research and development costs, primarily associated with a $5.0 million milestone achieved during the second quarter of 2022 under the right of reference and license agreement with GSK upon the initiation of REACH during the second quarter of 2022;
•
$2.2 million in increased employee compensation costs, including a $0.2 million increase in stock-based compensation expense, primarily due to increased research and development headcount;
•
$0.2 million in increased facilities costs; and
•
$0.1 million increase in other costs, offset by a $0.5 million decrease in laboratory supplies costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$
Employee compensation	$17,758	$9,820	$7,938
Professional services	10,344	8,952	1,392
Facility costs	1,536	623	913
Other	1,926	1,416	510
Total general and administrative expenses	$31,564	$20,811	$10,753

General and administrative expenses increased by $10.8 million from $20.8 million for the nine months ended September 30, 2021 to $31.6 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily attributable to the following:

•
$7.9 million in increased employee compensation costs, including a $2.6 million increase in stock-based compensation expense, primarily due to increased general and administrative headcount;
•
$1.4 million in increased professional services, primarily due to increased use of consulting services and preparatory commercial activities;
•
$1.0 million in increased facility-related costs, primarily associated with our lease agreement for additional office space at 125 Sidney Street in Cambridge, Massachusetts, which commenced in November 2021, as well as depreciation and other utility and maintenance costs; and
•
$0.5 million in increased other costs.

Restructuring Expenses

Restructuring charges were $0.5 million for the nine months ended September 30, 2022, compared to zero for the nine months ended September 30, 2021. In August 2022, we announced the implementation of a strategic plan to realign internal investments and operations to prioritize our two clinical programs. In connection with this decision, we announced a workforce reduction of 25% of our planned headcount, which was completed in August 2022.

Other Income, Net

Other income, net increased by $0.8 million from $0.1 million for the nine months ended September 30, 2021 to $0.9 million for the nine months ended September 30, 2022. The increase in other income, net was primarily attributable to an increased rate of return on our cash, cash equivalents, and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of September 30, 2022, we have funded our operations primarily with aggregate gross proceeds of $587.5 million from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $221.8 million.

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

On May 9 2022, we entered into an equity distribution agreement with Piper Sandler & Co., as sales agent, with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time in our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $50.0 million through the sales agent. As of September 30, 2022, we have not issued or sold any shares of common stock under the at-the-market offering program.

In August 2022, we completed a public offering of our common stock and issued and sold 11,029,410 shares of common stock at a public offering price of $7.82 per share, resulting in net proceeds of $80.8 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(77,354)	$(56,620)
Net cash provided by (used in) investing activities	48,775	(120,575)
Net cash provided by financing activities	84,105	185,616
Net increase in cash, cash equivalents, and restricted cash	$55,526	$8,421

Net Cash Used in Operating Activities

Net cash used in operating activities was $77.4 million during the nine months ended September 30, 2022 compared to net cash used in operating activities of $56.6 million during the nine months ended September 30, 2021. The increase in net cash used in operating activities of $20.8 million was primarily due to increased external research and development costs as we continue to advance our lead programs, increased employee compensation costs, and increased general and administrative costs to support the growth of our organization.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $48.8 million during the nine months ended September 30, 2022 compared to net cash used in investing activities of $120.6 million during the nine months ended September 30, 2021. The increase in net cash provided by investing activities of $169.0 million was primarily due to net maturities of marketable securities during the nine months ended September 30, 2022, as compared to net purchases of marketable securities during the nine months ended September 30, 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $84.1 million during the nine months ended September 30, 2022 compared to net cash provided by financing activities of $185.6 million during the nine months ended September 30, 2021. Net cash provided by financing activities during the nine months ended September 30, 2022 primarily consisted of net proceeds of $80.8 million from the completion of the public offering of our common stock in August 2022. Net cash provided by financing activities during the nine months ended September 30, 2021 primarily consisted of net proceeds of $182.9 million from the completion of the public offerings of our common stock in January 2021 and August 2021.

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

Based on our current operating plan, including successful implementation of the operational realignment, we believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into late-2024. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended September 30, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 3, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net loss was $80.8 million for the year ended December 31, 2021 and $83.7 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $386.2 million. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
continue our clinical development of losmapimod and FTX-6058;
•
continue our ongoing preclinical studies;
•
advance clinical-stage product candidates through later stage trials, such as REACH, the Phase 3 clinical trial of losmapimod for the treatment of FSHD;
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
•
additional planned clinical trials, such as our planned Phase 1b clinical trial of FTX-6058 in select hemoglobinopathies, including ß-thalassemia;
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

As of September 30, 2022, we had cash, cash equivalents, and marketable securities of approximately $221.8 million. We believe that our cash, cash equivalents, and marketable securities as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into late-2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

In May 2022, we established a new ATM offering program to sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time. As of the end of the quarter, our stock price had declined by 54% in 2022, and it may continue to decline or remain at these prices during the remainder of 2022. Given the decrease in the market prices of our common stock and overall volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

Alternative financing arrangements could involve issuances of one or more types of securities, including common stock, preferred stock, convertible debt, warrants to acquire common stock or other securities. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of stockholders until the principal, accrued and unpaid interest and any premium or make-whole has been paid. In addition, if we borrow funds and/or issue debt securities through a subsidiary, the lenders and/or holders of those debt securities would have a right to payment that would be effectively senior to our equity ownership in the subsidiary, which would adversely affect the rights of holders of both our equity securities and, if any, our debt and debt securities.

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

The ongoing COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will continue to significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the ongoing COVID-19 pandemic will be on our business. The extent of the impact of COVID-19 on our business, financial condition, results of operations and prospects will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 or any variant strains of the virus and actions to be taken to contain or mitigate the impact of COVID-19, including the ongoing effectiveness of vaccines.

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

There are currently no therapies approved to treat FSHD, and there may be no therapies approved to treat the underlying causes of diseases that we attempt to address or may address in the future. As a result, the design and conduct of a clinical trial or trials of the product candidates for the treatment of these diseases may take longer, be more costly or be less effective as part of the novelty of development in these diseases. In some cases, we may use new or novel endpoints or methodologies, such as RWS, which has not been proven for registration to our knowledge. The FDA and other regulatory authorities have indicated support for RWS as a primary endpoint with additional and appropriate supportive data from secondary endpoints. However, such regulatory authorities may not consider the endpoints of our clinical trial(s) to provide clinically meaningful results, even where we believe such results are clinically meaningful. For example, while we have met with regulators to discuss the REACH trial design and registration strategy for losmapimod for FSHD, including our proposed endpoints for REACH, regulators may require additional data to support the RWS functional primary endpoint for approval of losmapimod for FSHD.

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

Identifying and qualifying patients to participate in and complete clinical trials for our product candidates is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. For example, in our ongoing Phase 1b trial of FTX-6058, although we enrolled six subjects in the initial cohort, only three subjects remained evaluable as of the data cutoff date. Although we have modified the study protocol to monitor subject adherence, if such protocols do not improve adherence and improve compliance, we may not be able to generate meaningful data. Furthermore, we may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. Because of our primary focus on genetically-defined rare diseases, we may have difficulty enrolling a sufficient number of eligible patients.

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

We are conducting clinical trials of losmapimod in patients with FSHD in Europe, the United Kingdom, and Canada and currently plan to conduct additional clinical trials for our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We are currently conducting a Phase 3 clinical trial, an open label extension of our Phase 2b clinical trial, and an open label extension of our Phase 2 open label clinical trial of losmapimod in patients with FSHD in Europe, the United Kingdom, and Canada. We may also conduct additional clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations, including good clinical practices, and FDA’s ability to validate the data. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

For example, we are aware of several product candidates in clinical development that could be competitive with product candidates that we may successfully develop and commercialize. bluebird, Aruvant Sciences, Inc., Novo Nordisk A/S, or Novo Nordisk, Imara, Inc., Agios Pharmaceuticals, Inc., Forma Therapeutics Holdings, Inc., or Forma, (proposed to be acquired by Novo Nordisk), Global Blood Therapeutics, Inc. (recently acquired by Pfizer. Inc.), Takeda Pharmaceutical Company Limited, Pfizer, Inc., CSL Behring, Intellia Therapeutics, Inc., Editas Medicine, Inc., Sangamo Therapeutics Inc., or Sangamo and CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals, Inc.) are developing therapeutic approaches for patients with SCD. Acceleron (in collaboration with Celgene), Bellicum Pharmaceuticals, Inc., Silence Therapeutics plcImara Inc., Agios Pharmaceuticals, Inc., Forma, Ionis Pharmaceuticals, Inc., Orchard Therapeutics plc, Sangamo and CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals, Inc.) are developing therapeutic approaches for patients with ß-thalassemia.

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

In addition, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing authorization application for the same drug for a certain time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years at the end of the fifth year it is determined that a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Additionally, now that the United Kingdom is no longer part of the European Union, separate applications and procedures will be required to obtain regulatory approval for our products in the United Kingdom and the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals could prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the General Data Protection Regulation, or GDPR, which took effect across all Member States of the European Economic Area, or EEA, on May 25, 2018. The withdrawal of the United Kingdom from the European Union and the subsequent separation of the data protection regimes of these territories mean we are required to comply with separate data protection laws in the European Union and the United Kingdom, which may lead to additional compliance costs and could increase our overall risk.

Similar data protection regulatory actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, in California, the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, and many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. For more information regarding the GDPR, the CCPA and other regulations, see Item 1 “Business –Government Regulation and Product Approvals” in the 2021 Annual Report.

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

On August 16, 2022 the Inflation Reduction Act of 2022 was passed, which among other things, allows for Centers for Medicare & Medicaid Services to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with select high-cost drugs in 2026. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the price negotiated under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. Further, the legislation caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.

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

We have had recent executive transitions, including of our president of research and development, chief scientific officer, and chief medical officer. We cannot predict the likelihood, timing or effect of future transitions among our executive leadership. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. We recently announced a workforce reduction in our research and development function, which may make us a less attractive employer to future candidates. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of November 1, 2022, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 65.4% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an EGC until December 31, 2024, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

10.1#

Employment Agreement by and between Mel Hayes and Fulcrum Therapeutics, Inc., dated as of September 7, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2022).

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

* Filed herewith.

# Management contract or compensatory plan or arrangement.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULCRUM THERAPEUTICS, INC.

Date: November 8, 2022	By:	/s/ Bryan Stuart
Bryan Stuart
Chief Executive Officer and President, Director (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Esther Rajavelu
Esther Rajavelu
Chief Financial Officer (Principal Financial Officer)