Form 10-K
period 2022-12-31
Fulcrum Therapeutics, Inc.
filed 2023-03-09
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 30, 2022, was approximately $136,818,741.

The number of shares of registrant’s common stock outstanding as of March 2, 2023 was 61,758,994.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," “outlook,” "plan," "potential," "predict," "project," "should," "target," "would," and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words and include, among other statements, statements regarding:

•
our ongoing clinical trials of losmapimod;
•
our ability to resume clinical trials of FTX-6058 by resolving the full clinical hold placed by the U.S. Food and Drug Administration, or FDA, on our investigational new drug application, or IND, for FTX-6058 on February 23, 2023;
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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $109.9 million for the year ended December 31, 2022 and $80.8 million for the year ended December 31, 2021. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of December 31, 2022, we had an accumulated deficit of $412.3 million.
•
We are currently subject to a full clinical hold on our IND for FTX-6058 for sickle cell disease, or SCD, and we withdrew our separate IND for FTX-6058 related to beta thalassemia. We will need to resolve the clinical hold issues with the FDA in order to resume our Phase 1b clinical trial in SCD, other healthy volunteer studies or pursue development of FTX-6058 for beta thalassemia and any other hemoglobinopathies. Our business may be adversely affected if the clinical hold is not resolved in a timely manner or at all, or if other regulatory concerns lead to additional delays. We cannot guarantee that we will be able to respond to FDA’s requests in order to resolve the clinical hold.
•
We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our clinical trials of losmapimod and, pending resolution of the clinical hold, of FTX-6058 and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates.
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
•
Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. The results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or

ii

experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our most advanced clinical product candidate, losmapimod, is being developed for the potential treatment of facioscapulohumeral muscular dystrophy, or FSHD. Our other clinical product candidate is FTX-6058, which is being developed for the potential treatment of certain hemoglobinopathies, including sickle cell disease, or SCD. We initiated REACH, a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of losmapimod in the second quarter of 2022 and plan to complete enrollment in the second half of 2023. In January 2023, we announced Phase 1b data from our clinical trial of FTX-6058 in SCD. We have completed enrollment in the 6 mg and 2 mg dose cohorts, and we do not plan to enroll additional subjects in these cohorts. Although we commenced enrollment in the 12 mg dose cohort, on February 23, 2023, the FDA placed a full clinical hold on the IND for FTX-6058 for SCD. We have suspended enrollment and dosing in the Phase 1b trial of FTX-6058, withdrew our separate IND for FTX-6058 for beta thalassemia and intend to work diligently with FDA to resolve the hold as soon as possible.

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

Our most advanced product candidate, losmapimod, is a small molecule that we in-licensed from affiliates of GlaxoSmithKline plc, or GSK, and are developing for the treatment of FSHD, a rare, progressive and disabling disorder characterized by muscle degeneration and fat infiltration. Disease progression results in the accumulation of disability with many patients ultimately becoming dependent on wheelchairs and losing independence as their ability to perform activities of daily living decreases. Losmapimod selectively targets p38α/ß mitogen activated protein kinase, or p38α/ß. We utilized our product engine to discover that inhibition of p38α/ß reduced expression of the DUX4 gene in muscle cells derived from patients with FSHD. The aberrant expression of the DUX4 gene is the known root cause of FSHD. There are no approved therapies for FSHD, one of the most common forms of muscular dystrophy, with an estimated patient population of 16,000 to 38,000 in the United States and 300,000 to 780,000 globally. Losmapimod has received orphan drug designation from both the FDA and the European Medicines Agency, or EMA, for the treatment of FSHD, and in May 2021, received fast track designation from the FDA.

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

We presented data through 48 weeks from the ReDUX4 trial in June 2021. While the primary endpoint was not met, results demonstrated clinically relevant benefits versus placebo on multiple measures of muscle health and function as well as patient reported outcomes at 48 weeks. Losmapimod-treated participants showed decreased progression of MFI as measured in intermediate muscles, which are muscles already affected by disease and most likely to show signs of disease progression. Normal appearing muscles appeared to be preserved in the losmapimod group versus placebo. Treatment with losmapimod was shown to slow the rate of decline and improve accessible surface area in RWS, which is a measure of function that assesses upper extremity range of motion and has been shown to be an important measure of independence. Additionally, patients reported feeling better when treated with losmapimod compared to placebo through the Patient Global Impression of Change, or PGIC, assessment. PGIC is a measure of self-reported change in how a patient feels and functions. Losmapimod was generally well-tolerated, with no drug-related serious adverse events reported.

Based on the ReDUX4 data, we engaged with U.S. and EU regulatory agencies, including FDA, and gained alignment on key aspects of the design of a Phase 3 trial. We initiated our Phase 3 trial, REACH, in the second quarter of 2022 and plan to complete enrollment in the second half of 2023. REACH is a randomized, double-blind, placebo-controlled, multi-national trial to evaluate the efficacy and safety of losmapimod for the treatment of FSHD. The trial is expected to enroll approximately 230 adults with FSHD. Patients are randomized 1:1 to receive either losmapimod, administered orally as a 15 mg tablet twice a day, or placebo, and are evaluated over a 48 week treatment period. The primary endpoint of the study is the absolute change from baseline in RWS. Secondary endpoints include MFI, PGIC, and Quality of Life in Neurological Disorders of the upper extremity, or Neuro QoL UE. The trial also includes patient-centered assessments of healthcare utilization.

In October 2022, we presented data through 96 weeks from the open label extension portion of ReDUX4. Data presented showed that patients in the initial treatment arm who continued to receive losmapimod experienced maintenance of effect through 96-weeks as measured by RWS mean change from baseline. Additionally, patients who crossed over from placebo to losmapimod after the initial 48-week trial period showed improvement and slowing of disease progression as measured by RWS mean change from baseline. Losmapimod continued to demonstrate an encouraging safety profile and continued to be generally well-tolerated.

Our other product candidate, FTX-6058, is an investigational oral fetal hemoglobin, or HbF, inducer that is in development for the potential treatment of SCD and other certain hemoglobinopathies. FTX-6058 is designed to bind to embryonic ectoderm development, or EED, and inhibit the transcriptional silencing activity of the polycomb repressive complex 2, or PRC2. Inhibition of EED leads to potent downregulation of key fetal globin repressors, including BCL11A, thereby causing an increase in HbF. EED is a member of the PRC2 complex, which also includes EZH2. There are approved products in the EZH2 class of medications and their approved labeling outlines safety risks, including an increased risk of malignancies.

SCD is a genetic blood disorder caused by a mutation in the ß-subunit gene, or HBB gene. This mutation results in the formation of abnormal hemoglobin, or HbS, which causes red blood cells, or RBCs, to change from a round shape into a sickle shape that significantly impairs their function. We designed FTX-6058 to compensate for the root cause of these hemoglobinopathies by inducing the expression of the two γ-globin genes, HBG1/2, whose expression is normally silenced shortly after birth. The HBG1/2 genes encode for γ-globin, a component of HbF, which is known to repair the abnormal RBC shape in SCD and to compensate for the presence of HbS in SCD. We have observed in vitro and in vivo activation of the HBG1/2 genes in preclinical studies with FTX-6058. We have also observed that FTX-6058 demonstrated robust levels of HbF elevation with no adverse effects on important cellular health markers. We conducted additional pre-clinical profiling in CD34+ derived cells and observed that treatment with FTX-6058 increased HbF levels to approximately 30% of total hemoglobin, as measured by mass spectrometry, high performance liquid chromatography, and fast protein liquid chromatography techniques. The elevation of HbF was significantly greater than we observed with hydroxyurea in the cell models.

Our Phase 1b trial of FTX-6058 in subjects with SCD (both on and off hydroxyurea) is currently subject to a full clinical hold. Although in January 2023 we announced data from subjects with SCD receiving 6 mg of FTX-6058, as well as completion of enrollment in the 6 mg and 2 mg dose cohorts and commencement of enrollment in the 12 mg dose cohort, in February 2023 FDA placed a full clinical hold on the IND for FTX-6058 for SCD. Accordingly, we have suspended enrollment and dosing in the Phase 1b trial of FTX-6058 and intend to work diligently with FDA to resolve the hold as soon as possible.

Phase 1b data from evaluable subjects as of the December 21, 2022 data cutoff in the 6 mg dose cohort (n=10) showed up to 9.5% absolute HbF increases from baseline; data suggested no difference in response in subjects on (n=3) and off (n=7) background hydroxyurea. We also observed improved biomarkers of hemolysis in evaluable subjects dosed at 6 mg. The figures below illustrate percentage HbF increase by HPLC and absolute percentage HbF change from baseline for evaluable subjects (n=7) in the 6 mg dose cohort (subjects with asterisks were on hydroxyurea).

We have completed enrollment in the 6 mg and 2 mg dose cohorts, and we do not plan to enroll additional subjects in these cohorts, or in any other cohorts until such time as we are able to resolve the clinical hold. Data from subjects in the 2 mg dose cohort (n=2), showed up to 4.6% absolute HbF increases from baseline.

Safety
Follow-up
Subject 11
Subject 12
%HbF (HPLC)
25
20
15
10
5
0
0
14
28
42
56
70
84
98
112
Day

Safety
Follow-up
Subject 11
Subject 12
Absolute %HbF
Change from Baseline
10
8
6
4
2
0
0
14
28
42
56
70
84
98
112
Day

Enrollment and dosing in the 12 mg dose cohort (including subjects both on and off hydroxyurea) are currently suspended as the Phase 1b trial is on clinical hold. Data from subjects in the 12 mg dose cohort (n=3), prior to the suspension of the trial, showed up to 10.0% absolute HbF increases from baseline after 42 days of treatment. Subjects with asterisks were on hydroxyurea.

Increases in HbF have been shown to reduce the frequency or severity of a broad range of SCD symptoms, including vaso-occlusive crises, or VOC, anemia, pain, infection, stroke and others. Based on a large body of genetic, clinical, and observational evidence showing the effects of higher levels of HbF in people with SCD, the induction of HbF by 5-10% over baseline could be associated with reduced disease burden and improved clinical outcomes. We believe these initial data showing that FTX-6058 increased HbF levels by up to 9.5% support its potential to become a transformative therapy for people living with SCD, if approved.

FTX-6058 has been generally well-tolerated as of the March 3, 2023 data cutoff date. There have been 14 treatment emergent adverse effects, or TEAEs, reported to date, two of which were reported as possibly related to study drug (headache, lip numbness), neither of which were severe and were deemed non-serious. There have been no discontinuations due to TEAEs. Three of the 14 TEAEs were characterized as VOCs, and were deemed unrelated to FTX-6058, one of which was reported as a serious adverse event, or SAE, with acute chest syndrome in a non-adherent subject.

In December 2022, we received Fast Track Designation from the FDA for FTX-6058 for the treatment of SCD.

According to the National Institutes of Health, or NIH, there are approximately 7,000 rare, genetically defined human diseases, many of which have inadequate or no approved treatments. Our current drug target identification and development efforts are focused on rare muscular, hematologic and neurologic, disorders. We also anticipate utilizing FulcrumSeek to discover drug targets for genetically defined diseases in other therapeutic areas and for other disorders. In addition to drug targets that we prioritize for internal development, we may identify other drug targets that we would consider for development through partnerships. For example, we are utilizing FulcrumSeek to discover drug targets for the potential treatment of certain genetically defined cardiomyopathies under our collaboration and license agreement with MyoKardia, a wholly-owned subsidiary of Bristol-Myers Squibb Company.

Our Pipeline

Using FulcrumSeek, we have generated a pipeline of potentially disease-modifying therapies that address the known root cause of rare genetic diseases. The following chart summarizes key information about our pipeline of clinical stage and pre-clinical programs.

Our Strategy

We are leveraging the broad applicability of our proprietary product engine to discover and develop small molecule therapies that modulate gene expression to address the known root cause of genetically defined rare diseases in areas of high unmet medical need. We believe that our initial product candidates for the treatment of FSHD and SCD may have the potential to treat patients with these debilitating and, in some cases, life-threatening illnesses. The key components of our strategy include:

•
Rapidly develop losmapimod for the treatment of FSHD. We aim to rapidly develop losmapimod for the treatment of FSHD through clinical development and regulatory approval. In the second quarter of 2022, we initiated REACH, a randomized, double-blind, placebo-controlled, 48-week Phase 3 trial to evaluate the efficacy and safety of losmapimod for the treatment of FSHD and plan to complete enrollment in the second half of 2023.
•
Rapidly develop FTX-6058 for the treatment of SCD. We aim to rapidly complete the clinical development of FTX-6058 for the treatment of SCD to support regulatory approval and intend to work diligently with FDA to resolve the full clinical hold imposed on February 23, 2023. Although we commenced enrollment in the 12 mg dose cohort in a Phase 1b clinical trial of FTX-6058 in subjects with SCD, dosing and enrollment in this trial are currently on hold.
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
•
Selectively enter into strategic partnerships to maximize the value of our product engine and pipeline. Given the breadth of opportunities for our proprietary product engine to discover drug targets and develop product candidates for genetically defined diseases, we may enter into strategic partnerships for certain drug targets, product candidates or disease areas, such as our collaboration and license agreement with MyoKardia, a wholly-owned subsidiary of Bristol Myers Squibb. Partnerships may provide an attractive avenue for expanding the impact of our proprietary product engine.

Our Lead Product Candidates

We have used our proprietary product engine and screening efforts to identify drug targets for our lead product candidates. We have two product candidates in clinical trials. The following chart summarizes key information about these lead product candidates.

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

There are no approved therapies for the treatment of FSHD. Current treatment is limited to symptomatic management including physical/ occupational therapy, low-intensity aerobic exercise tailored to the patient’s distribution of weakness, and general pain management, which may provide limited beneficial effect. Limited range of motion in the shoulder girdle can stem from periscapular muscle weakness leading to scapular winging and in such cases, surgical scapular fixation can result in some functional improvement for certain patients.

Losmapimod could face competition from other therapeutic approaches in development for patients with FSHD. Roche is evaluating RO7204239, a myostatin inhibitor, in a Phase 2 trial in adults with FSHD. Avidity is evaluating AOC 1020, an siRNA antibody-oligonucleotide complex, in a Phase 1/2 clinical trial in adults with FSHD. We are not aware of any product candidate currently in clinical development for FSHD with the same mechanism of action as losmapimod.

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

In June 2021, we reported full data from the randomized, double-blind placebo-controlled multicenter international Phase 2b clinical trial, or ReDUX4. Although the primary endpoint was not met, we demonstrated slowing of disease progression and improved function in FSHD patients treated with losmapimod compared to placebo. In October 2022, we presented data through 96 weeks from the open label extension portion of ReDUX4, which showed that patients in the initial treatment-arm who continued to receive losmapimod experienced maintenance of effect through 96 weeks as measured by RWS mean change from baseline. Additionally, patients who crossed over from placebo to losmapimod after the initial 48 week trial period showed improvement and slowing of disease progression as measured by RWS mean change from baseline.

In the second quarter of 2022, we initiated REACH, a randomized, double-blind, placebo-controlled, 48-week Phase 3 trial to evaluate the efficacy of losmapimod for the treatment of FSHD and plan to complete enrollment in the second half of 2023.

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

REACH, a Phase 3 Registrational Trial

We initiated REACH, a Phase 3 trial of losmapimod in FSHD, in the second quarter of 2022 and plan to complete enrollment in the second half of 2023. Based on data from the ReDUX4 Phase 2b study, we engaged with U.S. and EU regulatory agencies, including the FDA, and gained alignment on key aspects of the design of a Phase 3 trial intended to support a full registration approval. REACH is a randomized, double-blind, placebo-controlled, multi-national trial to evaluate the efficacy and safety of losmapimod for the treatment of FSHD. The trial is expected to enroll approximately 230 adults with FSHD. Patients will be randomized 1:1 to receive either losmapimod, administered orally as a 15 mg tablet twice a day, or placebo, and evaluated over a 48-week treatment period. The primary endpoint of the study is the absolute change from baseline in RWS. Secondary endpoints include MFI, PGIC, and Neuro QoL UE. The trial will also include patient-centered assessments of healthcare utilization.

Clinical Trial: ReDUX4 Open Label Extension

In February 2020 we initiated an open label extension of the ReDUX4 trial to enable patients who have completed the 24-week or 48-week treatment period with losmapimod or placebo in ReDUX4 to receive long term treatment with losmapimod. This open label extension includes clinical assessments of safety and efficacy every three months, whole-body musculoskeletal MRI every six months, and a muscle needle biopsy once after six months of treatment over the first 96 weeks. Subsequent to week 96, patients will only be monitored for safety and tolerability. We anticipate that this trial will continue until such time as the drug is approved and available in the commercial setting or the clinical development of losmapimod in FSHD is terminated.

In October 2022, we presented data through 96 weeks from the open label extension portion of ReDUX4. Data presented showed that patients in the initial treatment-arm who continued to receive losmapimod experienced maintenance of effect through 96 weeks as measured by RWS mean change from baseline. Additionally, patients who crossed over from placebo to losmapimod after the initial 48-week trial period showed improvement and slowing of disease progression as measured by RWS mean change from baseline. Losmapimod continued to demonstrate an encouraging safety profile and was generally well tolerated. 97% of participants in the initial 48 week study remained in the open label extension at week 96. The figures below illustrate percentage change in dominant and non-dominant reachable surface area, or RSA, with 500 gram weights.

Clinical Trial: Phase 2 Open Label Study Trial

In parallel with the ReDUX4 Phase 2b clinical trial, we also initiated in August 2019 an open label, single center Phase 2 clinical trial of losmapimod in up to 16 patients with FSHD and clinical severity scores of two to four on the Ricci scale. In the first part of the trial, patients received tablets containing 15 mg of losmapimod twice per day for up to 52 weeks. The treatment period was preceded by eight weeks of pre-treatment assessments to establish a baseline for musculoskeletal MRI biomarkers and clinical outcome assessments. We also performed an outpatient mobility assessment using wearable sensors. After the 52-week treatment period, participants had the option to elect to continue in an extension of the study, which is ongoing. We are conducting the trial at a single center in the Netherlands.

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

FTX-6058

Hemoglobinopathies are a category of genetic disorders affecting hemoglobin, a critical component of RBCs. The function of hemoglobin is to deliver oxygen to tissues: hemoglobin picks up oxygen as RBCs circulate through the lungs and then drops off oxygen to the tissues so that they may function normally. Hemoglobinopathies result in either abnormal (mutant) hemoglobin or low levels of hemoglobin, and both of these conditions are associated with significant morbidity and mortality risks. We are developing FTX-6058, which is designed elevate the level of HbF for the treatment of people with certain hemoglobinopathies, including SCD. We also believe that people with some types of ß-thalassemia may benefit from treatment with FTX-6058.

Overview of Sickle Cell Disease

Sickle cell disease is a genetic disorder of RBCs. The root cause of SCD is a mutant hemoglobin that polymerizes in low oxygen conditions. This polymerization creates the abnormal, elongated, or sickle, shape of the RBC and results in, ultimately, hemolysis and vascular injury that causes major morbidities and significantly limits lifespan in people with SCD. People with SCD typically suffer from serious clinical consequences, which may include vaso-occlusive crises, anemia, pain, infections, stroke, heart disease, pulmonary hypertension, kidney failure, liver disease and reduced life expectancy. According to a study published by the American Medical Association, approximately 32.5% of adults with SCD were hospitalized three or more times per year due to pain crises. SCD is reported to shorten life expectancy by approximately 20 to 30 years. People with SCD are primarily treated by hematologists.

In the United States, where newborn screening for SCD is mandatory, the estimated prevalence is approximately 100,000 individuals. In Europe, the estimated prevalence is approximately 50,000 individuals. According to the World Health Organization, the global incidence is estimated to be approximately 300,000 births annually. SCD is most prevalent in Africa and the Middle East.

Approved drug treatments for SCD focus primarily on the management and reduction of painful vaso-occlusive crises, and improvement of hemolytic anemia. The four drug treatments approved in the United States are hydroxyurea, voxelotor, crizanlizumab, and L-glutamine. Hydroxyurea is approved for the treatment of SCD to reduce the frequency of painful crises and to reduce the need for blood transfusions. Hydroxyurea has a black box warning for myelosuppression and malignancy. In general, it is limited by its adverse side effects, inconsistent responses and concerns regarding the cytotoxic effect of the drug. Voxelotor, marketed by Pfizer, Inc., is approved under accelerated approval as a hemoglobin polymerization inhibitor to increase hemoglobin. This approach maintains or increases the total amount of HbS, the mutant hemoglobin in SCD, by holding on to oxygen longer. Crizanlizumab, a fully-human monoclonal antibody p-selectin inhibitor marketed by Novartis AG, or Novartis, is approved for the reduction in the frequency of vaso-occlusive crises. L-glutamine is approved to reduce acute complications of the disorder.

The only potentially curative treatment currently approved for severe SCD is hematopoeitic stem cell transplant (HSCT). However, HSCT is more commonly offered to pediatric individuals with an available HLA-matched sibling donor. The 5-year survival rates in this young SCD population is quite high but for older individuals (>16 years), the survival rates can be considerably lower. There are also significant risks associated with HSCT including infertility and graft-versus-host disease.

While multiple experimental approaches to treat SCD are being explored in clinical trials, the majority are focused on symptomatic relief or as last-line gene therapy approaches. Symptomatic approaches under investigation aim to affect issues associated with cell adhesion, sickling, thrombosis and iron homeostasis. We anticipate that a novel oral HbF inducer that affects the root cause of SCD by inhibiting the pathological polymerization caused by the mutant hemoglobin may become the standard of care for SCD. Novartis and Pfizer, Inc. have received approval for therapies aiming to provide relief for specific elements of SCD (low hemoglobin and VOCs respectively). Several gene therapy approaches to treat SCD are focused on elevating HbF, however no gene therapy approaches have been approved for SCD and the efficacy, safety and durability of gene therapy approaches have yet to be established. Gene therapies need to be administered in an in-patient procedure through HSCT. As part of the transplant process, the patient receives myeloablative chemotherapy which kills cells in the bone marrow in order to support the gene therapy. Despite ongoing efforts to develop gene therapies for SCD, we believe there is still a high unmet need that could be better addressed by a small molecule, oral therapy to treat the disease by increasing HbF.

SCD Biology

SCD is caused by a mutation in the HBB gene. This gene encodes a protein that is a key component of hemoglobin, a protein complex whose function is to transport oxygen in the body. Hemoglobin in adults is a complex of four proteins, two hemoglobin ß-subunits and two hemoglobin α-subunits. In people with SCD, hemoglobin is composed of two mutant ß-subunits and two α-subunits and the result is the formation of HbS. The result of the mutation is less efficient oxygen transport and the formation of RBCs that have a sickle shape. These sickle shaped cells are much less flexible than healthy cells and can block blood vessels (vaso-occlusion) or rupture cells (lysis), leading to pain, anemia, irreversible organ damage or even death.

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

A small subset of individuals with the sickle cell mutation continue to produce high levels of HbF due to inheritance of additional genetic mutations, which is called Hereditary Persistence of HbF, or HPFH. Individuals with elevated HbF exhibit minimal clinical manifestations of SCD. HbF levels as low as 3% over baseline in individuals without HPFH, due to either therapeutic intervention or the inheritance of other genetic traits, can result in reduced clinical manifestations of the disease.

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

The current standard of care for many patients with transfusion dependent ß-thalassemia is frequent red blood transfusions to manage anemia. These frequent transfusions may lead to complications of iron overload, which has to be treated with iron chelation therapies. While allogeneic HSCT is a potentially curative treatment for ß-thalassemia, usage of this intervention is limited due to risks of complications, including mortality, and challenges of identifying a suitable HLA-matched sibling donor. In June 2019, the European Commission granted conditional marketing authorization for ZYNTEGLO, a gene therapy developed by bluebird bio, Inc., or bluebird, for the treatment of adult and adolescent patients with transfusion-dependent ß-thalassemia and with certain genotypes, in Europe. However, in August 2021, bluebird announced plans to end commercial operations in Europe and has decided to focus on the U.S. market. ZYNTEGLO was approved by the FDA in August 2022 for the treatment of adult and pediatric patients with beta-thalassemia who require regular red blood cell transfusions. Reblozyl (luspatercept), an erythroid maturation agent, is approved for the treatment of adult patients with anemia associated with ß-thalassemia and who require frequent transfusions. Despite these recently approved gene therapies and small molecule, we believe there is still a high unmet need that could be addressed by a small molecule, oral therapy to treatment the disease by increasing HbF.

Biology of ß-Thalassemia

ß-thalassemia is caused by genetic mutations in the HBB gene. The mutations interfere with the production of ß-globin. Some mutations result in no ß-globin being produced, while other mutations result in a decreased amount of ß-globin being produced.

Our Approach to Address the Root Cause of ß-Thalassemia

We believe that some types of ß-thalassemia may be treated by a therapy that upregulates HbF. Babies born with ß-thalassemia major generally do not have any symptoms shortly after birth because they have HbF in their blood. As the HbF levels decrease after birth and the ß-globin fails to increase, anemia appears and the babies with ß-thalassemia begin to exhibit symptoms of the disease. Patients with ß-thalassemia intermedia that have higher levels of HbF have fewer symptoms than patients with low levels of HbF. We believe that FTX-6058 may be suitable for clinical development for the treatment of patients who are not ß0 but who are transfusion dependent.

FulcrumSeek Identified the Drug Target for Certain Hemoglobinopathies

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

FTX-6058

FTX-6058 is an oral HbF inducer that is in development for certain hemoglobinopathies, including SCD. FTX-6058 is designed to bind to EED and inhibit the transcriptional silencing activity of PRC2. Inhibition of EED leads to potent downregulation of key fetal globin repressors, including BCL11A, thereby causing an increase in HbF. EED is a member of the PRC2 complex, which also includes EZH2. There are approved products in the EZH2 class of medications and their approved labeling outlines safety risks, including an increased risk of malignancies. We initiated our Phase 1b clinical trial of FTX-6058 in people with SCD in the fourth quarter of 2021. In February 2022, the FDA granted orphan drug designation to FTX-6058 for the treatment of SCD. In December 2022, the FDA granted fast track designation to FTX-6058 for SCD. On February 23, 2023, the FDA placed the IND for FTX-6058 for the potential treatment of SCD on full clinical hold. Accordingly, we suspended enrollment and dosing in the Phase 1b trial of FTX-6058 and withdrew our separate IND for FTX-6058 in beta thalassemia. The FDA’s clinical hold referenced the data from toxicology studies in rats and dogs that we submitted to the IND in April, October, and December 2022, as well as a response to an early February 2023 information request from the FDA about these toxicology studies that we submitted in mid-February 2023.

As part of our FTX-6058 development program, we have conducted numerous non-clinical toxicology studies, including studies conducted under good laboratory practice, or GLP. These toxicology studies have included repeat-dose maximum tolerated dose and dose range finding studies; 28-day, 13-week, 17-week, and 26-week studies in rats; and 28-day, 13-week, and 39-week studies in dogs. In connection with the clinical hold, the FDA noted that the profile of hematological malignancies observed in the toxicology studies of FTX-6058 is similar to that observed with other inhibitors of PRC2 and that hematological malignancies have been reported clinically with other inhibitors of PRC2. We intend to work diligently to provide, as expeditiously as possible, the information that the FDA will require for resolution of the clinical hold.

Clinical Trial: Phase 1b

In January 2023, we announced Phase 1b data from subjects in the 6 mg dose cohort, as well as completion of enrollment in the 6 mg and 2 mg dose cohorts and commencement of enrollment in the 12 mg dose cohort. Until being placed on clinical hold, the Phase 1b trial was evaluating subjects both on and off hydroxyurea.

Phase 1b data from subjects in the 6 mg dose cohort (n=10) showed up to 9.5% absolute HbF increases from baseline. These data suggested no difference in response in subjects on (n=3) and off (n=7) background hydroxyurea. We also observed improved biomarkers of hemolysis in evaluable subjects dosed at 6 mg. The figures below illustrate percentage HbF increase by HPLC and absolute percentage HbF change from baseline for evaluable subjects (n=7) in the 6 mg dose cohort.

We have completed enrollment and dosing in the 6 mg and 2 mg dose cohorts, and we do not plan to enroll or dose additional subjects in these cohorts if we are able to resolve the clinical hold. Data from subjects in the 2 mg dose cohort (n=2), showed up to 4.6% absolute HbF increases from baseline.

Enrollment and dosing of additional subjects in the 12 mg dose cohort (including subjects both on and off hydroxyurea), is currently on hold. Data from subjects in the 12 mg dose cohort (n=3), prior to the suspension of the trial, showed up to 10.0% absolute HbF increases from baseline after 42 days of treatment. Subjects with asterisks were on hydroxyurea.

Increases in HbF have been shown to reduce the frequency or severity of a broad range of SCD symptoms, including VOC, anemia, pain, infection, stroke and others. Based on a large body of genetic, clinical, and observational evidence showing the effects of higher levels of HbF in people with SCD, the induction of HbF by 5-10% over baseline could be associated with reduced disease burden and improved clinical outcomes. We believe these initial data showing that FTX-6058 increases HbF levels by up to 9.5% support its potential to become a transformative therapy for people living with SCD.

FTX-6058 was generally well-tolerated as of the March 3, 2023 data cutoff date. There have been 14 TEAEs reported to date, two of which were reported as possibly related to study drug (headache, lip numbness), neither of which were severe and were deemed non-serious. There have been no discontinuations due to TEAEs. Three of the 14 TEAEs were characterized as VOCs, and were deemed unrelated to FTX-6058, one of which was reported as a serious adverse event, or SAE, with acute chest syndrome in a non-adherent subject.

At this time, we are not certain when we will be able to resume the Phase 1b trial, if at all.

Clinical Trial: Phase 1 Healthy Volunteers

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

Data from the MAD cohorts also showed time- and dose-dependent HBG mRNA induction, as shown in the chart below, demonstrating proof-of-biology. Persistent HBG mRNA induction was observed for 7-10 days after treatment. In preclinical studies of FTX-6058, increases in HBG mRNA have consistently translated to the same fold increases in HbF protein. Notably, human genetics show that 2-3-fold increases in HbF over typical baseline levels (5-10% HbF) are associated with significantly improved outcomes, and even functional cures, in people with SCD. .

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

FTX-6058 Activity in Preclinical Studies

We have observed in vitro and in vivo activation of the HBG1/2 genes in preclinical studies with FTX-6058. We observed that FTX-6058 elevated levels of HbF with minimal adverse effects on important cellular health markers. As depicted in the graphic below, we also observed in vitro upregulation of HbF in primary human CD34+ cells differentiated into RBCs from 14 donors, including nine different healthy human donors, four SCD donors and one sickle cell trait donor, after seven days of drug treatment. FTX-6058 showed a significant elevation of HbF over baseline in each of these 14 donor cell lines. We have conducted additional preclinical profiling in CD34+ derived cells and observed that treatment with FTX-6058 increased HbF levels to approximately 30% of total hemoglobin, as measured by mass spectrometry, high performance liquid chromatography, and fast protein liquid chromatography techniques. Notably, based on a review of data from other mechanisms, HbF fold induction in CD34+ cells has translated reliably into the clinic.

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

Additionally, we studied FTX-6058 in a mouse model of SCD, known as the Townes mouse model. In this model, mouse globin genes have been replaced with human globin genes, thereby allowing investigations of mechanisms that may regulate human hemoglobin gene expression. The Townes mouse model has been widely used to study potential treatments for SCD. As shown in the figures below, we observed that FTX-6058 resulted in a significant increase in HbF-expressing cells, or F-cells, and HbF protein levels after 13 days of dosing at 5 mg/kg once per day whereas hydroxyurea resulted in modest increases in F-cells and HbF.

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

Our Discovery Platform

FulcrumSeek is our high-throughput discovery platform that we designed to identify and validate drug targets for our rare disease portfolio. According to the National Institutes of Health, or NIH, there are approximately 7,000 rare, genetically defined human diseases, many of which have inadequate or no approved treatments. In our approach, we obtain patient-derived, tissue-relevant cell lines or other disease relevant cell lines, which we differentiate to recapitulate and interrogate the targeted disease pathology.

These cell lines are interrogated at scale, using our proprietary automation systems to study the effects of chemical and genomic perturbations on the disease phenotype or transcriptome. We apply our highly annotated, proprietary small-molecule compound library of chemogenomic probes, designed with the intent to optimize biological diversity. In contrast with other small molecule screening approaches that optimize chemical diversity, our highly annotated library enables the rapid identification and validation of targets, as well as potential lead molecules that modulate these targets.

We also employ computational biology, such as machine learning algorithms, to guide drug target selection. Our iterative and systematic approach enables us to explore diseases with less-defined genetic links, and instead screen for targets that modulate root cause biology. As a result, we believe that we can greatly expand the number of diseases that we can potentially interrogate with FulcrumSeek.

Discovery Screening Programs

We have leveraged FulcrumSeek to discover targets that we are pursuing with small molecules for FSHD and SCD. We are leveraging the broad applicability of FulcrumSeek to discover drug targets for other rare, genetically defined diseases across muscular, hematologic and neurologic disorders.

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

Under the agreement, we will be obligated to make milestone payments to GSK aggregating up to $37.5 million upon the achievement of specified development and regulatory milestones with respect to the first licensed product to first achieve such milestones, including a $5.0 million milestone payment that we made to GSK during the year ended December 31, 2022 upon the initiation of the REACH Phase 3 clinical trial and a $2.5 million milestone payment we made to GSK during the year ended December 31, 2019 upon the initiation of ReDUX4, and up to $60.0 million upon the first achievement of one-time aggregate annual worldwide net sales milestones for a licensed product. We will also be obligated to pay royalties ranging from a mid single-digit percentage to a low double-digit, but less than teens, percentage to GSK based on our, and any of our affiliates’ and sublicensees’, annual net sales of licensed products. The royalties are payable on a licensed product-by-licensed product and country-by-country basis, and may be reduced in specified circumstances.

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

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions vis-a-vis these programs. As of March 2, 2023, we owned or in-licensed 11 U.S. patents, seven U.S. pending non-provisional patent applications and related pending foreign patent applications, and three pending U.S. provisional patent applications.

The intellectual property portfolio for our most advanced programs as of March 2, 2023, is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

Losmapimod

With respect to losmapimod, we own one U.S. patent covering the method of use of losmapimod for the treatment of patients with FSHD and two U.S. patent covering the use of other clinical-stage p38 inhibitors for the treatment of patients with FSHD, each of which are expected to expire in 2038, and related patents and pending patent applications in Canada and Mexico, Europe, Africa, Australia and New Zealand, South America, and Asia with expiration dates in 2038. We also own three related pending U.S. non-provisional applications, one pending PCT application and one pending U.S. provisional application relating to method of using losmapimod for FSHD and other disorders that, if resulting in issued patents, are expected to expire between 2038 and 2043. The patents to losmapimod licensed from GSK as a composition of matter and pharmaceutical composition have expired.

FTX-6058

Currently, our patent portfolio related to FTX-6058 includes two issued U.S. patents directed to composition of matter that is expected to expire in 2040, two U.S. non-provisional applications and related pending patent applications in Canada and Mexico, Europe, Africa, Australia and New Zealand, South America, and Asia that, if issued, are expected to expire between 2039 and 2040. We also own three pending PCT applications and two pending U.S. provisional applications directed to FTX-6058 methods of use and formulations, that, if resulting in issued patents, would be expected to expire between 2042 and 2043.

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

Manufacturing

We do not have any manufacturing facilities. We have obtained sufficient quantities of losmapimod from a contract manufacturing organization to complete our ongoing Phase 3 clinical trial in FSHD.

We have obtained sufficient quantities of FTX-6058 from a contract manufacturing organization to complete our Phase 1b clinical trial, which is currently on clinical hold.

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

FSHD

There are no approved therapies for the treatment of FSHD. Current treatment is limited to symptomatic management including physical/ occupational therapy, low-intensity aerobic exercise tailored to the patient’s distribution of weakness, and general pain management, which may provide limited beneficial effect. Limited range of motion in the shoulder girdle can stem from periscapular muscle weakness leading to scapular winging and in such cases, surgical scapular fixation can result in some functional improvement for certain patients.

Losmapimod could face competition from other therapeutic approaches in development for patients with FSHD. Roche is evaluating RO7204239, a myostatin inhibitor, in a Phase 2 study in adults with FSHD. Avidity is evaluating AOC 1020, an siRNA antibody-oligonucleotide complex, in a Phase½2 clinical trial in adults with FSHD. We are not aware of any product candidate currently in clinical development for FSHD with the same mechanism of action as losmapimod.

SCD

Approved drug treatments for SCD focus primarily on the management and reduction of painful vaso-occlusive crises, and improvement of hemolytic anemia. The four drug treatments approved in the United States are hydroxyurea, voxelotor, crizanlizumab, and L-glutamine. Hydroxyurea is approved for the treatment of SCD, to reduce the frequency of painful crises and to reduce the need for blood transfusions. Hydroxyurea is available in both generic and brand name formulations including DROXIA manufactured by Bristol Myers Squibb, and SIKLOS manufactured by Addmedica. Voxelotor, brand name OXBRYTA, marketed by Pfizer Inc., is approved under accelerated approval as a hemoglobin polymerization inhibitor to increase hemoglobin. Crizanlizumab, a fully-human monoclonal antibody p-selectin inhibitor marketed by Novartis, is approved for the reduction in the frequency of VOCs. L-glutamine, brand name ENDARI, marketed by Emmaus Life Sciences, Inc., is approved to reduce acute complications of the disorder.

A supportive care option for management of SCD is red blood cell transfusion but this can potentially be complicated by alloimmunization, transfusion reactions, and iron overload.

The only potentially curative treatment currently approved for severe SCD populations is HSCT. However, HSCT is more commonly offered to pediatric individuals with an available HLA-matched sibling donor. The 5-year survival rates in this young population is quite high but for older individuals (>16 years), the survival rates can be considerably lower. There are also significant risks associated with HSCT including infertility and graft-versus-host disease.

FTX-6058 could face competition from a number of different therapeutic approaches in development for people with SCD. Novo Nordisk A/S, or Novo, is evaluating nDec (decitabine-tetrahydrouridine), a small molecule designed to increase production of HbF, in a Phase 2 clinical trial that began enrolling in the summer of 2022. Novo is also evaluating etavopivat, a PKR agonist, in a Phase 2/3 clinical trial. Agios Pharmaceuticals, Inc., is evaluating mitapivat, a PKR agonist, in a Phase 2/3 clinical trial in subjects with SCD. Pfizer, Inc. is evaluating GBT-601, an HbS polymerization inhibitor, that is anticipated to initiate a Phase 3 clinical trial in 2023, inclacumab, a P-selectin inhibitor that is being evaluated in two Phase 3 clinical trials, and PF-07209326, an anti-E-selectin inhibitor, in a Phase 1 clinical trial. Takeda Pharmaceutical Company Limited, is evaluating TAK-755, recombinant ADAMTS13 protein, in a Phase 1 clinical trial in participants with baseline health SCD and SCD with acute VOCs. Vertex Pharmaceuticals Incorporated, or Vertex, expects to complete a rolling BLA submission in the first quarter of 2023 for exagamglogene autotemcel (exa-cel), a gene therapy for the potential treatment of SCD. Vertex has announced that they intend to focus initial commercialization efforts on 32,000 people with severe SCD and ß-thalassemia in the United States and the EU. Sangamo Therapeutics Inc., or Sangamo, is developing SAR445136, a gene editing cell therapy that modifies cells to produce functional RBCs using HbF, in a Phase 1/2 clinical trial. bluebird is evaluating lovo-cel, a gene therapy, in a Phase 3 clinical trial and expects to submit a BLA in the first quarter of 2023. There are also several other gene editing approaches being evaluated by Intellia Therapeutics, Inc. (in collaboration with Novartis), Editas Medicine, Inc., Graphite Bio, and Beam Therapeutics.

ß-thalassemia

The current standard of care for many patients with transfusion dependent ß-thalassemia is frequent red blood transfusions to manage anemia. These frequent transfusions may lead to complications of iron overload, which has to be treated with iron chelation therapies. While allogeneic HSCT is a potentially curative treatment for ß-thalassemia, usage of this intervention is limited due to risks of complications, including mortality, and challenges of identifying a HLA-matched sibling. In June 2019, European Commission granted conditional marketing authorization for ZYNTEGLO, a gene therapy developed by bluebird, for the treatment of adult and adolescent patients with transfusion-dependent ß-thalassemia and with certain genotypes, in Europe. However, in August 2021, bluebird announced plans to end commercial operations in Europe and has decided to focus on the U.S. market. ZYNTEGLO was approved by the FDA in August 2022 for the treatment of adult and pediatric patients with beta-thalassemia who require regular red blood cell transfusions. Reblozyl (luspatercept), an erythroid maturation agent, is approved for the treatment of adult patients with anemia associated with ß-thalassemia and who require frequent transfusions. Despite these recently approved gene therapies and small molecule, we believe there is still a high unmet need that could be addressed by a small molecule, oral therapy to treatment the disease by increasing HbF.

FTX-6058 could face competition from a number of different therapeutic approaches in development for patients with transfusion-dependent ß-thalassemia. Agios Pharmaceuticals, Inc., is evaluating mitapivat, a PKR agonist, in two Phase 3 clinical trials in patients with non-transfusion dependent and transfusion-dependent ß-thalassemia. Novo is evaluating etavopivat , a PKR agonist, in a Phase 2 clinical trial in non-transfusion and transfusion-dependent ß-thalassemia. Ionis Pharmaceuticals, Inc., is evaluating sapablursen (formerly IONIS TMPRSS6-LRx), an ASO therapy targeting TMPRSS6, in a Phase 2 clinical trial of non-transfusion dependent β-thalassemia intermedia. Disc Medicine is developing MWTX-003, a monoclonal antibody against TMPRSS6 and plans to initiate a Phase 1 clinical trial in the second half of 2023. Silence Therapeutics is investigating SLN124, an siRNA therapy targeting TMPRSS6, in a Phase 1 healthy volunteer study. Vertex expects to complete a rolling BLA submission in the first quarter of 2023 for exagamglogene autotemcel (exa-cel), a gene therapy for the potential treatment of transfusion dependent ß-thalassemia

Government Regulation and Product Approvals

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

An applicant seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be approved by the FDA:

•
preclinical testing including laboratory tests, animal studies and formulation studies, which must be performed in accordance with the FDA’s GLP regulations and standards;
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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new drug product for marketing and sale in the United States for one or more indications. Every new non-biologic drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. BLAs are submitted for approval of biologic products. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2023 is $3,242,026 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2023 is $393,933. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.

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

The accelerated approval pathway is contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date accelerated approval is granted. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of the product if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Post-Approval Regulation

A sponsor that obtains regulatory approval for marketing of a new product or a new indication for an existing product, will be subject to numerous post-approval regulatory requirements. The sponsor will be required to report, among other things, certain adverse reactions and manufacturing problems to the FDA, provide updated safety and efficacy information, comply with requirements concerning advertising and promotional labeling requirements, and submit NDA annual reports. Manufacturers and certain of their subcontractors, including those supplying products, ingredients and components, are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort to maintain compliance with cGMP regulations and other regulatory requirements.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

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
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, certain other licensed healthcare practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

State laws also govern the privacy and security of personal information, including health information. Many state laws differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Protection Act, or CCPA, establishes data privacy rights for individuals located in California and imposes certain requirements on how businesses can collect and use personal information about such individuals. The California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information, and establishes a state agency vested with the authority to enforce the CCPA. The CCPA (as amended by the CPRA) has prompted the enactment of similar, comprehensive privacy and data protection legislation in other states. For example, in March 2021, Virginia enacted the Consumer Data Protection Act (or CDPA), which became effective on January 1, 2023. In July 2021, Colorado passed the Colorado Privacy Act (or CPA), which will become effective on July 1, 2023. Additionally, in March 2022, Utah enacted the Utah Consumer Privacy Act (or UCPA), which will become effective on December 31, 2023. Also, in May 2022, Connecticut signed the Connecticut Data Privacy Act (or CTDPA) into law, which will become effective on July 1, 2023. Furthermore, a number of other U.S. states have proposed similar privacy and data protection legislation, and it is possible that certain of these proposals will pass. Although many of the existing state privacy laws exempt clinical trial information and health information governed by HIPAA, future privacy and data protection laws may be broader in scope. Further, data privacy and security laws and regulations in foreign jurisdictions may impose additional obligations on the collection, use and other processing of personal information, which may be more stringent or different than those in the United States, such as the EU’s General Data Protection Regulation, or GDPR, and the United Kingdom’s implementation of the same.

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

In 2010, the United States Congress enacted the ACA, which, among other things, included changes to the coverage and payment for drug products under government health care programs. Among the provisions of the ACA of importance to our potential product candidates are:

•
an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•
expansion of eligibility criteria for Medicaid programs, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•
expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program;
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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. Subsequent legislation extended the 2% which remains in effect through 2030. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Clinical Trial Approval

In April 2014, the EU adopted the new Clinical Trials Regulation, (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all EU Member States meaning no national implementing legislation in each EU Member State is required. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial is required to submit a single application for approval of a clinical trial to a reporting EU Member State through an EU Portal. The submission procedure is the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State.

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

The EU medicines rules expressly permit the EU Member States to adopt national legislation prohibiting o© restricting the sale, supply or use of any medicinal product containing, consisting of or derived from a specific type of human or animal cell, such as embryonic stem cells. While the products we have in development do not make use of embryonic stem cells, it is possible that the national laws in certain EU Member States may prohibit or restrict us from commercializing our products, even if they have been granted an EU marketing authorization.

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

Paediatric Studies and Exclusivity

Prior to obtaining a marketing authorization in the EU, applicants must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the peopulationopulation are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate or SPC, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires, even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU GDPR, which became effective on May 25, 2018. Following the United Kingdom’s, or UK’s, withdrawal from the EU, or Brexit, the EU GDPR has been incorporated into UK laws, or UK GDPR (together with the EU GDPR, GDPR). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, ensuring certain accountability measures are in place and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU and the UK, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million) or 4% of annual global revenues, whichever is greater. The

GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom formally left the EU on January 31, 2020, and the EU and the United Kingdom have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore currently largely aligns with EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

Despite Brexit, the EU and UK GDPR remain largely aligned. Currently, the most impactful point of divergence relates to transfer mechanisms (i.e., the ability for EU/UK companies to transfer personal information to third countries, including the United States), because it requires us to implement a variety of different contractual clauses approved by EU or UK regulators. There may be further divergence in the future, including with regard to administrative burdens. The UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the EU GDPR.

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

As of March 2, 2023, we had 89 full-time employees, including a total of 36 employees with M.D. or Ph.D. degrees. Of these full-time employees, 52 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

As of March 2, 2023, women accounted for approximately 60% of our full-time employees. As of March 2, 2023, our employee records indicate that approximately 38% of our full-time U.S. employees identify as non-white.

Our Compensation & Benefits

Given the highly competitive nature of our industry and the importance of recruitment and retention to our success, we strive to furnish our employees with what we believe is a very competitive and comprehensive total rewards package of compensation, benefits and services. This package includes competitive compensation, including equity compensation, and comprehensive benefits program that provides resources to help employees manage their health and well-being, finances, and life outside of work (promoting flexibility), including health insurance and dental care, vision insurance, disability insurance, paid sick leave, paid family leave, matching contributions to a 401(k) plan, employee stock purchase plan, paid time off (inclusive of vacation, holidays, focus days) and employee assistance services.

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
Providing on site testing;
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

Since inception, we have incurred significant operating losses. Our net loss was $109.9 million for the year ended December 31, 2022 and $80.8 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $412.3 million. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
continue our clinical development of losmapimod and seek to resolve the clinical hold on FTX-6058;
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

To become and remain profitable, we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if, among other things:

•
we are required by the FDA, the EMA, or other regulatory authorities to perform trials or studies in addition to, or different than, those expected (including as may be required to address the recent clinical hold on FTX-6058);
•
there are any delays in completing our clinical trials or the development of any of our product candidates, such as the recent clinical hold imposed by FDA on the FTX-6058 IND; or
•
there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

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

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our ongoing clinical trials of losmapimod, including REACH, the Phase 3 clinical trial of losmapimod for the treatment of FSHD, which enrolled its first patient in June 2022, and our ability to resolve the clinical hold on the Phase 1b trial of FTX-6058;
•
additional planned clinical trials;
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

As of December 31, 2022, we had cash, cash equivalents, and marketable securities of approximately $202.9 million. We believe that our cash, cash equivalents, and marketable securities as of December 31, 2022, together with the net proceeds from our public offering completed in January 2023, will enable us to fund our operating expenses and capital expenditure requirements into mid-2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

In May 2022, we established a new ATM offering program to sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time. In January 2023, immediately prior to commencing our underwritten public offering of common stock, we suspended our use of and terminated the prospectus supplement related to the ATM offering program. We may not make any sales of securities pursuant to the ATM offering program unless and until we file a new prospectus supplement. However, given the overall volatility in the capital markets, even if a new prospectus supplement is filed, we may not be willing or able to continue to raise equity capital through our ATM offering program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

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

We commenced activities in 2015 and are a clinical-stage biotechnology company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, identifying drug targets and potential product candidates, in-licensing assets, producing drug substance and drug product material for use in clinical trials and conducting preclinical studies and clinical trials. We have not yet demonstrated our ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Our business was negatively impacted by the ongoing COVID-19 pandemic and may in the future be impacted by any future pandemics. In addition, this pandemic may continue to, and any future pandemics may, adversely impact economies worldwide, which could result in adverse effects on our business and operations.

We experienced enrollment delays in our ReDUX4 clinical trial due to the COVID-19 pandemic as the clinical trial sites for our ReDUX4 clinical trial temporarily postponed trial-related activities. We also saw temporary disruptions in other business activities due to a temporary reduction in workforce presence at our Cambridge research facility. Although our employees have returned to work, there are a number of vaccines available, and many restrictions have been lifted, there is still uncertainty about the overall impact of COVID-19 on our business, as well as its continuing impact on economies worldwide. Future pandemics may arise, and they, like COVID-19, could impact our company, our CMOs and contract research organizations, or CROs, creating disruptions that affect our ability to initiate and complete preclinical studies or clinical trials, disrupt our supply chain for our research and development activities, and disrupt any then planned or ongoing clinical trials for any number of reasons. Any future pandemics could similarly impact patient recruitment or retention for clinical trials, or result in resources being redirected in a way that adversely impacts our ability to progress regulatory approvals and protect our intellectual property. In addition, as with COVID-19 pandemic, we may face impediments to regulatory meetings and approvals due to recommended safety measures intended to limit in-person interactions in any future pandemic.

The ongoing COVID-19 pandemic already caused significant disruptions in the financial markets, and it may continue to, and any future pandemic could similarly, cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. We cannot be certain what the overall impact of the ongoing COVID-19 pandemic or any future pandemic will be on our business. The extent of the impact of COVID-19 and any future pandemic on our business, financial condition, results of operations and prospects will depend on future developments that are uncertain.

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

As of December 31, 2022, we had federal and state net operating loss carryforwards of $275.1 million and $272.6 million, respectively, which begin to expire in 2036. Approximately $251.5 million of the federal net operating losses can be carried forward indefinitely. As of December 31, 2022, we also had federal orphan drug credits of $14.6 million, which begin to expire in 2040. As of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $6.9 million and $4.0 million, respectively, which begin to expire in 2035 and 2030, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

Risks Related to the Discovery and Development of our Product Candidates

We are early in our development efforts, and we only have two clinical-stage product candidates. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts, and we have advanced only two product candidates into clinical trials, losmapimod for the treatment of FSHD, and FTX-6058 for the treatment of SCD, although the latter program is currently on clinical hold. We have invested substantially all of our efforts and financial resources in our proprietary product engine to identify and validate cellular drug targets that can potentially modulate gene expression to address the root cause of genetically-defined rare diseases. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•
successfully completing preclinical studies and clinical trials;
•
allowance by the FDA or other regulatory agencies of the INDs, clinical trial applications, or CTAs, or other regulatory filings for losmapimod, FTX-6058 and future product candidates, including our ability to resolve the current clinical hold on FTX-6058 for SCD;

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

We have two product candidates in clinical development. The risk of failure for each of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We have not yet completed a pivotal clinical trial of any product candidate. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. For example, FTX-6058, our clinical trial stage candidate to treat SCD, is an EEDi. EED is a member of the PRC2 complex, which also includes EZH2. There are approved products in the EZH2 class of medications and their approved labeling outlines safety risks, including an increased risk of malignancies. In the event that FTX-6058 has similar safety risks as other PRC2 medications, this could impact its acceptance. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs and other regulatory filings in the United States and abroad. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory agencies will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin or continue. On February 23, 2023, the FDA imposed a clinical hold on our IND for FTX-6058 in SCD. While we intend to work diligently to resolve the hold as soon as possible, there is no guarantee that FDA will allow the trial to resume in a timely manner or at all. Furthermore, product candidates are subject to continued preclinical safety studies, which may be conducted concurrent with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, or at all. For example, our clinical trial of FTX-6058 is currently on hold and there can be no certainty as to when it will resume, if at all. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. A lack of clinical benefit may be due to insufficient dosing or for other reasons. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any of our product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before approving any of our product candidates.

As described in Item 1 “Business—Licenses and Collaborations--Right of Reference and License Agreement with GlaxoSmithKline” in this Annual Report on Form 10-K, we have entered into a right of reference and license agreement, as amended, with affiliates of GSK. Although losmapimod was originally evaluated by GSK in nearly 3,600 subjects, GSK did not evaluate losmapimod in FSHD or in any other muscular dystrophy, and most of the subjects in these trials were given a dose that was lower than our planned dosage of 15 mg of losmapimod twice per day. Accordingly, the safety data generated from GSK’s clinical trials of losmapimod may not be predictive or indicative of the results of our clinical trials. Similarly, while we believe the safety data from GSK’s clinical trials may, in part, support the safety database for losmapimod, GSK evaluated a limited number of subjects at a dose of 15 mg twice daily.

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

For example, in response to the ongoing COVID-19 pandemic, the clinical trial sites for our ReDUX4 trial temporarily postponed trial-related activities, impacting our clinical trial execution plans, and we cannot be certain that we will not face other postponements or similar difficulties in the future. In addition, on February 23, 2023, the FDA imposed a clinical hold on our IND for FTX-6058 in SCD.

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

Identifying and qualifying patients to participate in and complete clinical trials for our product candidates is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. For example, in our Phase 1b trial of FTX-6058 (which is currently on clinical hold), although we enrolled six subjects in the initial cohort, only three subjects remained evaluable as of the initial data cutoff date. Subsequently, we modified the study protocol to monitor subject adherence. However, if such protocols do not improve adherence and improve compliance once the trial resumes (if at all), we may not be able to generate meaningful data. Furthermore, we may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. Because of our primary focus on genetically-defined rare diseases, we may have difficulty enrolling a sufficient number of eligible patients.

Patient enrollment is affected by a variety of other factors, including:

•
the prevalence and severity of the disease under investigation;
•
the eligibility criteria for the trial in question;
•
the perceived risks and benefits of the product candidate under trial;
•
the requirements of the trial protocols, including invasive procedures such as muscle biopsies or medical resonance imaging (MRI), which requires the use of specialized equipment;

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

For example, on February 23, 2023, the FDA placed our IND for FTX-6058 on clinical hold based on hematological malignancies observed in nonclinical toxicology studies. While we intend to address the FDA’s concerns as diligently as possible, including FDA’s request for information about an SCD patient population with an appropriate benefit-risk profile for further clinical development of FTX-6058, and FDA's request for information to define the potential risk in any further studies that may be conducted in healthy volunteers, there is no guarantee that the FDA will allow us to resume clinical development of FTX-6058. Even if the FDA lifts the clinical hold and allows clinical studies of FTX-6058 to resume, we cannot make assurances that patients treated with FTX-6058 will not develop hematological malignancies or other adverse events in the future. We also cannot make assurances that additional observations in preclinical studies of hematological malignancies or other adverse events will not occur. If such additional adverse events were to emerge, further advancement of our clinical studies could be halted or delayed and we may not receive regulatory approval for FTX-6058. Even if we receive regulatory approval for FTX-6058, our labeling may be restricted and/or market acceptance for our product may be diminished, and the commercial potential of our FTX-6058 program may be materially and negatively impacted.

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

For example, we are aware of several product candidates in clinical development that could be competitive with product candidates that we may successfully develop and commercialize. See Item 1 “Business—Competition” in this Annual Report on Form 10-K.

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

We do not have any manufacturing facilities. Although we believe we have obtained sufficient losmapimod tablets from GSK to complete our ongoing clinical trials of losmapimod for the treatment of FSHD, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it. We have also engaged CMOs to prepare our own API and to manufacture losmapimod tablets. Although we believe we have produced sufficient losmapimod tablets to complete our planned Phase 3 registrational trial, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it. In addition, although we believe we have obtained sufficient quantities of FTX-6058 from a CMO for the completion of our Phase 1b clinical trial for SCD if we are able to resolve the clinical hold, we cannot be sure we have correctly estimated our drug product requirements, which could delay, prevent or impair our development efforts.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. See Item 1 “Business — Government Regulation and Product Approval—Pharmaceutical Insurance Coverage and Health Care Reform” in this Annual Report on Form 10-K.

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

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

We currently rely on third-party contract CROs to conduct our clinical trials. We plan to rely on third-party CROs or third-party research collaboratives to conduct any future clinical trials. We do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

We have a collaboration and license agreement with MyoKardia (for certain genetically defined cardiomyopathies). See Item 1 “Business—License Agreements and Collaborations” in this Annual Report on Form 10-K. While we have retained all rights to and are developing on our own our current product candidates, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to our other existing or future product candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations that we enter into, including our collaboration with MyoKardia, may not be successful, and any success will depend heavily on the efforts and activities of such collaborators. Collaborations pose a number of risks, including the following:

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

We may also be restricted under existing or future license agreements from entering into agreements on certain terms with potential collaborators. For example, we are restricted by GSK’s right of first negotiation under our current license agreement with them and we had restrictions under our collaboration with Acceleron. Under our collaboration with MyoKardia, we are restricted from researching, developing, manufacturing, commercializing, using, or otherwise exploiting any compound or product (a) that is a compound or product under the agreement that is directed against certain targets identified by us in the performance of the research activities for the treatment, prophylaxis, or diagnosis of any indication or (b) for the treatment of any genetically defined cardiomyopathies shown to be related to certain specified genes of interest that are modulated by the targets chosen by MyoKardia under our collaboration, in each case , while we are performing the research activities pursuant to the research plan and for a specified period thereafter.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not published at all. Therefore, neither we nor our licensors can know with certainty whether either we or our licensors were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and in-licensed patent rights are highly uncertain. Moreover, our owned and in-licensed pending and future patent applications may not result in patents being issued which protect our technology and product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, could affect the value or narrow the scope of our patent rights. For information relating to our patent portfolio, see Item 1 “Business—Intellectual Property” in this Annual Report on Form 10-K.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. For example, the composition of matter patents covering losmapimod, licensed from GSK have expired and are no longer a barrier to entry for any new uses not covered by our other patents and patent applications.

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

Under our current license agreements, we may not have the final or sole decision on whether we are able to opt out certain of our in-licensed European patents and patent applications from the recently created Unified Patent Court, or the UPC, for the European Union, that is expected to be fully ratified in 2023. Our licensors may decide to not opt out the of the UPC, which would subject our in-licensed European patents and patent applications to the jurisdiction of the UPC. Furthermore, even if our licensors decide to opt out of the UPC, we cannot guarantee that our licensors will comply with the legal formalities and requirements for properly opting out of the UPC. Thus, we cannot be certain that our in-licensed European patents and patent applications will not fall under the jurisdiction of the UPC. Under the UPC, a single European patent would be valid and enforceable in numerous European countries. A challenge to the validity of a European patent under the UPC, if successful, could result in a loss of patent protection in numerous European countries which could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

There are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, an ANDA applicant would not have to provide notice to us with respect to that patent. See Item 1 “Business—Intellectual Property” in this Annual Report on Form 10-K for additional information regarding patent laws and patent protection.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

Our European patents and patent applications could be challenged in the UPC that is expected to be fully ratified in 2023. We may decide to opt out our European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC. Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. Although such patent rights would apply to numerous European countries, a successful challenge to a European patent under the UPC could result in loss of patent protection in numerous European countries. Accordingly, a single proceeding under the UPC addressing the validity and infringement of the European patent could result in loss of patent protection in numerous European countries rather than in each validated country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

The FDA granted fast track designation to losmapimod for the treatment of FSHD and to FTX-6058 for the treatment of SCD, and we may seek fast track designation for some of our other product candidates as well as breakthrough therapy designation, including for losmapimod. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure stockholders that the FDA would decide to grant it. Even with fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Moreover, as a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA generally requires pre-approval of promotional materials for products under consideration for accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway for a product candidate, we may not experience a faster development or regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will ultimately be converted to a traditional approval.

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

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s or United Kingdom’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs applicable to drug manufacturers. Additionally, under FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. We will also be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to clinicians, and recordkeeping.

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

If we obtain regulatory approval and commercialize any products, healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. See Item 1 “Business—Government Regulation and Product Approvals—Health Care Law and Regulation” in this Annual Report on Form 10-K.

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

The legislative and regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the European Union’s General Data Protection Regulation, or EU GDPR, which took effect across all Member States of the European Economic Area, or EEA, in May 2018. Following the withdrawal of the United Kingdom from the European Union, or Brexit, the EU GDPR has been incorporated into United Kingdom’s laws, or UK GDPR and together with the EU GDPR, GDPR. Despite Brexit, the EU and UK GDPR remain largely aligned. Currently, the most impactful point of divergence relates to transfer mechanisms (i.e., the ability for companies in the European Union or the United Kingdom to transfer personal information to third countries, including the United States), because it requires us to implement a variety of different contractual clauses approved by European Union’s or United Kingdom’s regulators. This complexity and the additional contractual burden increases our overall risk exposure. There may be further divergence in the future, including with regard to administrative burdens. The United Kingdom has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the European Union and the United Kingdom, and we will need to amend our processes and procedures to align with the new framework.

Similar data protection laws are either in place or under way in the United States. There are a broad variety of data protection and security laws and regulations that may be applicable to our activities governing the collection, use, disclosure, and protection of health-related and other personal information (including, for example, state data breach notification laws, health information and/or genetic privacy laws and federal and state consumer protection laws including Section 5 of the FTC Act, HIPAA, and the California Consumer Protection Act or CCPA). A wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, in California, the CCPA, which went into effect in January 2020, has created certain requirements for data use, sharing and transparency, and provides California residents certain rights concerning their personal information, and many other states have introduced or are considering similar legislation. For more information regarding the GDPR, the CCPA and other regulations, see Item 1 “Business –Government Regulation and Product Approvals” in this Annual Report on Form 10-K.

Given the breadth and depth of changes in privacy, data protection and consumer protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that store, process or transfer personal data on our behalf. Many of these laws differ from each other in significant ways and may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, thus complicating compliance efforts. Compliance with the GDPR and other similar laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business. Any failure or perceived failure by us to comply with such laws and regulations could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. There is also the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

In August 2022 the Inflation Reduction Act of 2022 was passed, which among other things, allows for Centers for Medicare & Medicaid Services to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with select high-cost drugs in 2026. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the price negotiated under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. Further, the legislation caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, consultants and vendors. Misconduct by these partners could include intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of HIPAA, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the EU GDPR. We are also exposed to risks in connection with any insider trading violations by employees or others affiliated with us. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Our internal computer and information technology systems and infrastructure, or those of our collaborators or other contractors or consultants, may fail or suffer security compromises or breaches, which could result in a material disruption of our product development programs.

Our internal computer and information technology systems and infrastructure and those of our CROs, collaborators, and other contractors or consultants upon which our business relies, are vulnerable to breakdown or damage or interruption or otherwise may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, system malfunction, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. Such systems and infrastructure are also vulnerable to service interruptions or to security compromises or breaches from inadvertent or intentional actions by our employees, CROs or other third-party vendors, contractors, consultants and/or business partners or other third parties, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include wrongful conduct by insider employees or vendors, hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud or cyber-attacks, including the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, phishing attacks and social engineering, business email compromise, and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Accordingly, if our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks, compromise or the mishandling of data by our employees or contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems or those of our collaborators or other contractors or consultants change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. For example, we make extensive use of cloud-based storage systems, and in October 2018, we experienced a breach of one such system. While this breach did not result in the permanent loss or theft of any of our critical information or any other material consequences, it could have, and while we took steps to remediate this breach, such as establishing multi-factor authentication and implementing improvements to our data securities protocols, we cannot guarantee that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate any future breaches.

While we have not experienced any material system failure, accident, cyber-attack or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security compromise or breach were to result in a loss of, damage to, unauthorized access, or misuse of our data, systems, infrastructure or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability (including in connection with or resulting from litigation or governmental investigations and enforcement actions), our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed and our business could be otherwise adversely affected.

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

We have had recent executive transitions, including of our chief executive officer, president of research and development, chief scientific officer, and chief medical officer. We cannot predict the likelihood, timing or effect of future transitions among our executive leadership. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. In August 2022, we announced a workforce reduction in our research and development function, which may make us a less attractive employer to future candidates. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of March 2, 2023, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 57.1% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

•
results of or developments in preclinical studies and clinical trials of our product candidates or those of our competitors or potential collaborators, including the recent clinical hold on FTX-6058 (and whether or not we are able to resolve such hold);
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

In addition, we have filed or intend to file universal shelf registration statements (which allows us to offer and sell securities from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale) subject to an aggregate offering amount stated therein, as well as registration statements registering all shares of common stock that we may issue under our equity compensation plans or pursuant to equity awards made to newly hired employees outside of equity compensation plans. Such registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Holders of Our Common Stock

As of March 2, 2023, there were approximately 17 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

None.

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

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our most advanced clinical product candidate, losmapimod, is being developed for the potential treatment of FSHD. Our other clinical product candidate is FTX-6058, which is being developed for the potential treatment of certain hemoglobinopathies, including SCD. We initiated REACH, a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of losmapimod in the second quarter of 2022 and plan to complete enrollment in the second half of 2023. In January 2023, we announced Phase 1b data from our clinical trial of FTX-6058 in SCD. We have completed enrollment in the 6 mg and 2 mg dose cohorts, and we do not plan to enroll additional subjects in these cohorts. Although we commenced enrollment in the 12 mg dose cohort, on February 23, 2023, the FDA placed a full clinical hold on the IND for FTX-6058 for SCD. We have suspended enrollment and dosing in the Phase 1b trial of FTX-6058, withdrew our separate IND for FTX-6058 for beta thalassemia and intend to work diligently with FDA to resolve the hold as soon as possible.

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

In January 2023, we issued and sold 9,615,384 shares of our common stock in a public offering at a public offering price of $13.00 per share, less underwriting discounts and commissions. The net proceeds of the offering were $117.3 million, after deducting underwriting discounts and commissions and offering expenses.

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $109.9 million and $80.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $412.3 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

•
continue our clinical development of losmapimod and FTX-6058, including efforts to resolve the clinical hold on FTX-6058;
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

As of December 31, 2022, we had $202.9 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities, together with the net proceeds from the sale of our shares of common stock in the public offering in January 2023, will enable us to fund our operating expenses and capital expenditure requirements into mid-2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

For the years ended December 31, 2022 and 2021, we recognized $1.0 million and $9.6 million, respectively, of collaboration revenue under the Acceleron collaboration agreement. As of December 31, 2022, we have recorded no deferred revenue associated with the Acceleron collaboration agreement. As of December 31, 2021, we have recorded $0.6 million of deferred revenue associated with the Acceleron collaboration agreement, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue was expected to be recognized. As of December 31, 2022, we had received $4.9 million of cost reimbursement payments and $2.0 million of milestone payments under the Acceleron collaboration agreement. As of December 31, 2022, we recorded no unbilled accounts receivable related to reimbursable research and development costs under the Acceleron collaboration agreement.

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

For the years ended December 31, 2022 and 2021 we recognized $5.3 million and $9.6 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. As of December 31, 2022 and 2021, we have recorded $0.9 million and $4.1 million, respectively, of deferred revenue associated with the MyoKardia collaboration agreement, which is classified as either current or noncurrent, net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of December 31, 2022, we had received $5.6 million of cost reimbursement payments and $2.5 million of milestone payments under the MyoKardia collaboration agreement. As of December 31, 2022, we recorded unbilled accounts receivable of $0.2 million related to reimbursable research and development costs under the MyoKardia collaboration agreement for activities performed during the three months ended December 31, 2022.

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
•
facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and other operating costs; and
•
milestone expenses associated with our right of reference and license agreement with GSK.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the years ended December 31, 2022 and 2021. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Losmapimod external expenses during the year ended December 31, 2022 include a $5.0 million milestone achieved under our right of reference and license agreement with GSK upon initiation of the REACH trial during the second quarter of 2022.

	Year Ended December 31,
(in thousands)	2022	2021
Losmapimod external expenses	$26,260	$19,128
FTX-6058 external expenses	15,133	14,041
Pre-development candidate expenses and unallocated expenses	14,964	16,100
Internal research and development expenses	20,425	20,432
Total research and development expenses	$76,782	$69,701

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing our product candidates, including the uncertainty related to:

•
the timing and progress of preclinical and clinical development activities, including in light of the ongoing COVID-19 pandemic as well as our efforts to resolve the clinical hold on FTX-6058;
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

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing losmapimod for the treatment of FSHD, advancing FTX-6058 for the treatment of certain hemoglobinopathies, including SCD, if we are able to resolve the current clinical hold, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following summarizes our results of operations for the years ended December 31, 2022 and 2021, along with the changes in those items in dollars:

	Year Ended December 31,		Change
(in thousands)	2022	2021	$
Collaboration revenue	$6,342	$19,163	$(12,821)
Operating expenses:
Research and development	76,782	69,701	7,081
General and administrative	41,694	30,516	11,178
Restructuring expenses	427	—	427
Total operating expenses	118,903	100,217	18,686
Loss from operations	(112,561)	(81,054)	(31,507)
Other income, net	2,690	207	2,483
Net loss	$(109,871)	$(80,847)	$(29,024)

Collaboration Revenue

Collaboration revenue decreased by $12.8 million from $19.2 million for the year ended December 31, 2021 to $6.3 million for the year ended December 31, 2022. We recognize revenue under each of the Acceleron and MyoKardia collaboration agreements based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the agreements. For the years ended December 31, 2022 and 2021, we recognized $1.0 million and $9.6 million, respectively, of collaboration revenue under the Acceleron collaboration agreement and $5.3 million and $9.6 million of collaboration revenue, respectively, under the MyoKardia collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
(in thousands)	2022	2021	$
External research and development	$44,944	$36,934	$8,010
Employee compensation	20,425	20,432	(7)
Laboratory supplies	4,242	5,115	(873)
Facility costs	5,593	5,552	41
Other	1,578	1,668	(90)
Total research and development expenses	$76,782	$69,701	$7,081

Research and development expense increased by $7.1 million from $69.7 million for the year ended December 31, 2021 to $76.8 million for the year ended December 31, 2022. The increase in research and development expense was primarily attributable to the following:

•
$8.0 million in increased external research and development costs, primarily to support the advancement of our lead programs, including a $5.0 million milestone achieved during the second quarter of 2022 under the right of reference and license agreement with GSK upon the initiation of REACH during the second quarter of 2022, offset by a $0.9 million decrease in laboratory supplies costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
(in thousands)	2022	2021	$
Employee compensation	$23,488	$14,801	$8,687
Professional services	13,278	12,488	790
Facility costs	2,206	960	1,246
Other	2,722	2,267	455
Total general and administrative expenses	$41,694	$30,516	$11,178

General and administrative expenses increased by $11.2 million from $30.5 million for the year ended December 31, 2021 to $41.7 million for the year ended December 31, 2022. The increase in general and administrative expenses was primarily attributable to the following:

•
$8.7 million in increased employee compensation costs, including a $3.0 million increase in stock-based compensation expense, primarily due to increased general and administrative headcount;
•
$1.2 million in increased facility-related costs, primarily associated with our lease agreement for additional office space in Cambridge, Massachusetts, which commenced in November 2021, as well as depreciation and other utility and maintenance costs;
•
$0.8 million in increased professional services, primarily due to increased use of consulting services; and
•
$0.5 million in increased other costs.

Restructuring Expenses

Restructuring charges were $0.4 million for the year ended December 31, 2022, compared to zero for the year ended December 31, 2021. In August 2022, we announced the implementation of a strategic plan to realign internal investments and operations to prioritize our two clinical programs. In connection with this decision, we announced a workforce reduction of 25% of our planned headcount, which was completed in August 2022.

Other Income, Net

Other income, net increased by $2.5 million from $0.2 million for the year ended December 31, 2021 to $2.7 million for the year ended December 31, 2022. The increase in other income, net was primarily attributable to an increased rate of return.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of December 31, 2022, we have funded our operations primarily with aggregate gross proceeds of $587.5 million from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $202.9 million.

In August 2022, we completed a public offering of our common stock and issued and sold 11,029,410 shares of common stock at a public offering price of $7.82 per share, resulting in net proceeds of $80.8 million after deducting underwriting discounts and commissions and offering expenses.

In January 2023, we completed a public offering of our common stock and issued and sold 9,615,384 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $117.3 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(97,050)	$(78,478)
Net cash provided by (used in) investing activities	12,413	(129,669)
Net cash provided by financing activities	84,323	186,507
Net decrease in cash, cash equivalents, and restricted cash	$(314)	$(21,640)

Net Cash Used in Operating Activities

Net cash used in operating activities was $97.1 million during the year ended December 31, 2022 compared to net cash used in operating activities of $78.5 million during the year ended December 31, 2021. The increase in net cash used in operating activities of $18.6 million was primarily due to increased external research and development costs as we continue to advance our lead programs, increased employee compensation costs, and increased general and administrative costs to support the growth of our organization.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $12.4 million during the year ended December 31, 2022 compared to net cash used in investing activities of $129.7 million during the year ended December 31, 2021. The increase in net cash provided by investing activities of $142.0 million was primarily due to net maturities of marketable securities during the year ended December 31, 2022, as compared to net purchases of marketable securities during the year ended December 31, 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $84.3 million during the year ended December 31, 2022 compared to net cash provided by financing activities of $186.5 million during the year ended December 31, 2021. Net cash provided by financing activities during the year ended December 31, 2022 primarily consisted of net proceeds of $80.8 million from the completion of the public offering of our common stock in August 2022. Net cash provided by financing activities during the year ended December 31, 2021 primarily consisted of net proceeds of $182.9 million from the completion of the public offerings of our common stock in January 2021 and August 2021.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2022, together with the net proceeds from the sale of our shares of common stock in a public offering in January 2023, will enable us to fund our operating expenses and capital expenditure requirements into mid-2025. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

•
the progress, costs and results of our clinical trials of losmapimod and FTX-6058, including our efforts to resolve the clinical hold on FTX-6058;
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

Revenue Recognition

We account for revenue recognition under the Financial Accounting Standards Board Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers. We recognize revenue pursuant to ASC 606 when our customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within the contract and determine those that are performance obligations. We then determine the transaction price and allocate it to the identified performance obligations. As part of the accounting for these arrangements, we must use significant judgment to determine the number of performance obligations and the transaction price, including the determination of whether milestones or other variable consideration should be included in the transaction price.

We use judgment to determine whether milestones or other variable consideration should be included in the transaction price. As part of management’s evaluation of the transaction price, we consider numerous factors, including whether the achievement of the milestones is outside of our control, contingent upon the efforts of others or subject to the risks of success. If we conclude it is probable that a significant revenue reversal would not occur, the associated milestone payment is included in the transaction price. Milestone payments that are based on the occurrence of events not within our control, such as regulatory approvals, are generally not considered probable of being achieved until the underlying events occur or the associated approvals are received. At the end of each reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjust the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment. Changes to the constraint of variable consideration can have a material effect on the amount of revenue recognized in the period.

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

We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied, either at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of either an output or input method. The estimation of measure of progress is complex, involves significant judgment, and is affected by our estimates of the total costs required to complete the performance obligations, including the total internal personnel costs and external costs to be incurred. Changes in these estimates can have a material effect on our revenue recognition. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

For further description of our revenue recognition policy, see Note 2 “Summary of Significant Accounting Policies—Revenue Recognition” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. See also Note 10, “Collaboration and License Agreements” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the application of ASC 606 to the Acceleron and MyoKardia collaboration agreements.

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

Stock-Based Compensation

We measure stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options based on the fair value of the award on the date of grant. We recognize compensation expense for these awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We have also granted certain stock-based awards with performance-based vesting conditions. We recognize compensation expense for awards with performance-based vesting conditions over the remaining service period using an accelerated attribution method when management determines that achievement of the performance condition is probable. At each reporting date, we evaluate if the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions.

We determine the fair value of restricted stock awards and restricted stock units based on the estimated fair value of our common stock on the date of grant, less any applicable purchase price. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. The determination of the grant date fair value of stock options using an option pricing model is affected principally by our estimated fair value of our common stock and requires management to make a number of other assumptions, including the expected term of the option, the estimated volatility of the underlying shares, the risk-free interest rate, and expected dividends. The assumptions used in the determination of the grant date fair value of stock options represent management’s best estimates at the time of measurement. Given the lack of public market for our common stock prior to the closing of our IPO and a lack of company-specific historical and implied volatility data, we based the estimate of expected volatility on the historical volatility of a representative group of publicly traded companies for which historical information is available. The historical volatility is calculated based on a period of time commensurate with the assumption used for the expected term. We use the simplified method to calculate the expected term for all stock options. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on common stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities and our investments are in short-term marketable securities, such as corporate bonds and commercial paper. As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $202.9 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2022, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022 and 2021.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fulcrum Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fulcrum Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 9, 2023

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$35,098	$35,412
Marketable securities	167,823	182,750
Accounts receivable	—	2,500
Unbilled accounts receivable	229	1,137
Prepaid expenses and other current assets	4,369	4,199
Total current assets	207,519	225,998
Property and equipment, net	6,906	7,368
Operating lease right-of-use assets	9,063	—
Restricted cash	1,092	1,092
Other assets	2,105	542
Total assets	$226,685	$235,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,638	$4,788
Accrued expenses and other current liabilities	9,551	9,231
Deferred revenue, current portion	934	4,711
Operating lease liability, current	2,602	—
Deferred lease incentive, current portion	—	469
Total current liabilities	16,725	19,199
Operating lease liability, excluding current portion	10,821	—
Other liabilities, excluding current portion	197	—
Deferred rent, excluding current portion	—	1,680
Deferred lease incentive, excluding current portion	—	2,582
Total liabilities	27,743	23,461
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 52,099,211 and 40,636,398 shares issued as of December 31, 2022 and December 31, 2021, respectively; 52,099,211 and 40,626,224 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	52	41
Treasury stock, at cost; no shares	—	—
Additional paid-in capital	612,025	514,362
Accumulated other comprehensive loss	(797)	(397)
Accumulated deficit	(412,338)	(302,467)
Total stockholders’ equity	198,942	211,539
Total liabilities and stockholders’ equity	$226,685	$235,000

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
Collaboration revenue	$6,342	$19,163
Operating expenses:
Research and development	76,782	69,701
General and administrative	41,694	30,516
Restructuring expenses	427	—
Total operating expenses	118,903	100,217
Loss from operations	(112,561)	(81,054)
Other income, net	2,690	207
Net loss	$(109,871)	$(80,847)
Net loss per share, basic and diluted	$(2.44)	$(2.29)
Weighted-average common shares outstanding, basic and diluted	44,991	35,361

Comprehensive loss:
Net loss	$(109,871)	$(80,847)
Other comprehensive loss:
Unrealized loss on marketable securities	(400)	(395)
Total other comprehensive loss	(400)	(395)
Comprehensive loss	$(110,271)	$(81,242)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	27,941,566	28	—	—	316,775	(2)	(221,620)	95,181
Issuance of common stock in connection with public offering, net of issuance costs	12,190,000	12	—	—	182,845	—	—	182,857
Issuance of common stock under employee benefit plans	381,967	1	—	—	3,667	—	—	3,668
Vesting of restricted stock awards	112,691	—	—	—	5	—	—	5
Repurchase of unvested restricted stock awards	—	—	2,971	—	—	—	—	—
Retirement of treasury shares	—	—	(2,971)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	11,070	—	—	11,070
Unrealized loss on marketable securities	—	—	—	—	—	(395)	—	(395)
Net loss	—	—	—	—	—	—	(80,847)	(80,847)
Balance at December 31, 2021	40,626,224	$41	—	$—	$514,362	$(397)	$(302,467)	$211,539
Issuance of common stock in connection with public offering, net of issuance costs	11,029,410	11	—	—	80,793	—	—	80,804
Issuance of common stock under employee benefit plans	433,403	—	—	—	3,519	—	—	3,519
Vesting of restricted stock awards	10,174	—	—	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	13,350	—	—	13,350
Unrealized loss on marketable securities	—	—	—	—	—	(400)	—	(400)
Net loss	—	—	—	—	—	—	(109,871)	(109,871)
Balance at December 31, 2022	52,099,211	$52	—	$—	$612,025	$(797)	$(412,338)	$198,942

The accompanying notes are an integral part of these financial statements.

F-6

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(109,872)	$(80,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,414	2,515
Stock-based compensation expense	13,350	11,070
Net amortization of premiums on marketable securities	152	673
Changes in operating assets and liabilities:
Accounts receivable	2,500	(500)
Unbilled accounts receivable	908	(606)
Prepaid expenses and other current assets	(170)	(134)
Operating lease assets and liabilities	(372)	(438)
Other assets	(1,562)	36
Accounts payable	(1,176)	973
Accrued expenses and other liabilities	555	1,950
Deferred revenue	(3,777)	(13,170)
Net cash used in operating activities	$(97,050)	$(78,478)
Investing activities
Purchases of marketable securities	(151,153)	(216,234)
Maturities of marketable securities	165,529	88,278
Purchases of property and equipment	(1,963)	(1,713)
Net cash provided by (used in) investing activities	12,413	(129,669)
Financing activities
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	80,804	182,857
Principal payments on capital lease obligations	—	(18)
Proceeds from issuance of common stock under benefit plans, net	3,519	3,668
Net cash provided by financing activities	84,323	186,507
Net decrease in cash, cash equivalents and restricted cash	(314)	(21,640)
Cash, cash equivalents, and restricted cash, beginning of period	36,504	58,144
Cash, cash equivalents, and restricted cash, end of period	$36,190	$36,504
Supplemental cash flow information
Cash paid for operating lease liabilities	$2,219	$—
Non-cash investing and financing activities:
Property and equipment purchases unpaid at end of period	$26	$37

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$35,098	$35,412
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$36,190	$36,504

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

In January 2023, the Company completed a public offering of its common stock and issued and sold 9,615,384 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $117.3 million after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of its capital stock and from upfront payments received from the collaboration and license agreements with Acceleron Pharma Inc. (“Acceleron”), a wholly-owned subsidiary of Merck & Co., Inc., (“Merck”) and MyoKardia, Inc. (“MyoKardia”), a wholly-owned subsidiary of Bristol Myers Squibb Company. As of December 31, 2022, the Company had an accumulated deficit of $412.3 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. Cash equivalents include investments in money market funds that invest in U.S. Treasury obligations, and commercial paper. The Company maintains its bank accounts at major financial institutions.

Restricted Cash

Restricted cash represents cash held to secure a letter of credit associated with the Company’s facility lease for its corporate headquarters.

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

Marketable Securities

The Company classifies securities with a remaining maturity when purchased of greater than three months as marketable securities. As of December 31, 2022, the Company’s marketable securities consisted of investments in U.S. Treasury securities, government agency securities, corporate bonds, and commercial paper. Marketable securities are classified as current assets on the consolidated balance sheets if the marketable securities are available to be converted into cash to fund current operations.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use or disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022 and 2021.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2022 and 2021, comprehensive loss consists of net loss and unrealized losses on investments.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company and the Company’s chief operating decision-maker, the Company’s interim chief executive officer, view the Company’s operations and manage its business as a single operating segment.

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

The adoption of ASU 2016-02, as amended, did not have a material impact on the consolidated statements of operations and comprehensive loss or the consolidated statement of cash flows for the year ended December 31, 2022. See Note 12, “Leases”, for further information on the application of ASU 2016-02, as amended, to the Company’s operating lease for its existing operating leases for office and laboratory space.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of December 31, 2022 and 2021 (in thousands):

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$25,174	$25,174	$—	$—
Commercial paper	9,924	—	9,924	—
Marketable securities:
U.S. Treasury securities	10,231	—	10,231	—
Government agency securities	12,444	—	12,444	—
Commercial paper	48,476	—	48,476	—
Corporate bonds	96,672	—	96,672	—
Total	$202,921	$25,174	$177,747	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$35,412	$35,412	$—	$—
Marketable securities:
Commercial paper	81,382	—	81,382	—
Corporate bonds	101,368	—	101,368	—
Total	$218,162	$35,412	$182,750	$—

There were no transfers between fair value levels during the years ended December 31, 2022 and 2021.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of December 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$25,174	$—	$—	$25,174
Commercial paper	9,928	—	(4)	9,924
Total cash equivalents	35,102	—	(4)	35,098
Marketable securities:
U.S. Treasury securities	10,267	—	(36)	10,231
Government agency securities	12,493	—	(49)	12,444
Commercial paper	48,661	—	(185)	48,476
Corporate bonds	97,195	3	(526)	96,672
Total marketable securities	168,616	3	(796)	167,823
Total cash equivalents and marketable securities	$203,718	$3	$(800)	$202,921

	Fair Value Measurements at December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$35,412	$—	$—	$35,412
Total cash equivalents	35,412	—	—	35,412
Marketable securities:
Commercial paper	81,450	—	(68)	81,382
Corporate bonds	101,697	—	(329)	101,368
Total marketable securities	183,147	—	(397)	182,750
Total cash equivalents and marketable securities	$218,559	$—	$(397)	$218,162

There were no sales of marketable securities during the year ended December 31, 2022. As of December 31, 2022, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $111.1 million. As of December 31, 2022, the aggregate fair value of marketable securities that were in an unrealized loss position for greater than twelve months was $42.9 million.

The Company determined that it did not hold any marketable securities with any other-than-temporary impairment as of December 31, 2022. As of December 31, 2022, the aggregate fair value of marketable securities with a remaining contractual maturity of greater than one year was $37.3 million. As of December 31, 2022, the Company did not intend to sell, and would not be more likely than not be required to sell, the marketable securities in an unrealized loss position before recovery of their amortized cost bases.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Lab equipment	$9,057	$8,182
Furniture and fixtures	786	594
Computer equipment	393	373
Software	199	199
Leasehold improvements	7,102	6,289
Construction in process	31	—
Total property and equipment	17,568	15,637
Less: accumulated depreciation	(10,662)	(8,269)
Property and equipment, net	$6,906	$7,368

Depreciation expense for the years ended December 31, 2022 and 2021 was $2.4 million and $2.5 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid expenses	$3,425	$3,400
Prepaid sign-on bonuses subject to vesting provisions	92	326
Interest income receivable	852	473
Total prepaid expenses and other current assets	$4,369	$4,199

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
External research and development	$4,700	$3,171
Payroll and benefits	4,211	4,990
Professional services	535	996
Other	105	74
Total accrued expenses and other current liabilities	$9,551	$9,231

7. Preferred Stock

As of December 31, 2022 and 2021, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of December 31, 2022 and 2021.

No dividends have been declared since inception.

8. Common Stock

As of December 31, 2022 and 2021, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of December 31, 2022 and 2021, the Company has reserved for future issuance the following number of shares of common stock:

	December 31, 2022	December 31, 2021
Shares reserved for exercises of outstanding stock options	6,504,080	5,188,354
Shares reserved for vesting of restricted stock units	76,718	—
Shares reserved for future issuance under the 2019 Stock Incentive Plan	1,941,054	286,324
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,061,279	706,658
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	329,880	—
	9,913,011	6,181,336

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of December 31, 2022 and 2021, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was annually increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. As of December 31, 2022, there were 1,941,054 shares available for future issuance under the 2019 Plan. On January 1, 2023, the number of shares reserved for issuance under the 2019 Plan was increased by 2,000,000 shares.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company's board of directors adopted the 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of December 31, 2022, there were 329,880 shares available for future issuance under the Inducement Plan. Effective March 8, 2023, the Company's board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 2,000,000 shares.

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

The following table summarizes the Company’s restricted stock award activity during the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	10,174	$3.35
Granted	—	—
Vested	(10,174)	3.35
Repurchased	—	—
Unvested at December 31, 2022	—	$—

Stock Options

Stock options granted by the Company typically vest over a four year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	5,188,354	$13.91	8.57	$27,082,052
Granted	3,711,130	10.21
Exercised	(381,661)	8.36
Cancelled	(2,013,743)	14.33
Outstanding at December 31, 2022	6,504,080	$11.99	8.55	$1,885,160
Exercisable at December 31, 2022	2,116,037	$12.99	7.52	$98,187

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the years ended December 31, 2022 and 2021 was $7.62 per share and $11.37 per share, respectively. The total intrinsic value of stock options exercised in the years ended December 31, 2022 and 2021 was $2.6 million and $3.5 million, respectively.

The fair value of stock options granted during the years ended December 31, 2022 and 2021 has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Risk-free interest rate	2.7%	0.9%
Expected dividend yield	0.0%	0.0%
Expected term (years)	6.1	6.1
Expected stock price volatility	90.0%	87.3%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	126,803	10.09
Vested	—	—
Cancelled	(50,085)	10.65
Unvested at December 31, 2022	76,718	$9.73

The aggregate intrinsic value of all restricted stock units and restricted stock awards that vested during the years ended December 31, 2022 and 2021 was $0.2 million and $1.5 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Year Ended December 31,
	2022	2021
General and administrative	$9,652	$6,614
Research and development	3,698	4,456
Total stock-based compensation expense	$13,350	$11,070

As of December 31, 2022, the Company had an aggregate of $32.0 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.86 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was annually increased on January 1, 2020, and will be increased on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. As of December 31, 2022, there were 1,061,279 shares available for future issuance under the ESPP. On January 1, 2023, the number of shares reserved for issuance under the 2019 ESPP was increased by 428,571 shares.

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

Prior to the receipt of notice of termination from Acceleron, the Company reassessed the transaction price at the end of each reporting period and as uncertain events were resolved or other changes in circumstances occurred, and, if necessary, adjusted its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the year ended December 31, 2022.

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

During the year ended December 31, 2022, the Company recognized $1.0 million of collaboration revenue associated with the Acceleron Collaboration Agreement, which includes $0.6 million of revenue recognized that was included in deferred revenue as of December 31, 2021. During the year ended December 31, 2021, the Company recognized $9.6 million of collaboration revenue associated with the Acceleron Collaboration Agreement, which includes $7.3 million of revenue recognized that was included in deferred revenue as of December 31, 2020. As of December 31, 2022 the Company recorded no deferred revenue associated with the Acceleron Collaboration Agreement. As of December 31, 2021 the Company recorded deferred revenue associated with the Acceleron Collaboration Agreement of $0.6 million, which was classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue was expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of December 31, 2021. As of December 31, 2022, the Company had received $4.9 million of cost reimbursement payments under the Acceleron Collaboration Agreement and $2.0 million associated with the achievement of specified research milestones. As of December 31, 2021, the Company had received $3.9 million of cost reimbursement payments under the Acceleron Collaboration Agreement and $2.0 million associated with the achievement of specified research milestones. As of December 31, 2022, the Company recorded no unbilled accounts receivable related to reimbursable research and development costs under the Acceleron Collaboration Agreement. As of December 31, 2021, the Company recorded unbilled accounts receivable of $0.7 million related to reimbursable research and development costs under the Acceleron Collaboration Agreement for activities performed during the three months ended December 31, 2021. As of December 31, 2022 and 2021, the Company had recorded no accounts receivable under the Acceleron Collaboration Agreement.

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

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the year ended December 31, 2022.

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

During the year ended December 31, 2022, the Company recognized $5.3 million of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $3.2 million of revenue recognized that was included in deferred revenue as of December 31, 2021. During the year ended December 31, 2021, the Company recognized $9.6 million of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $6.7 million of revenue recognized that was included in deferred revenue as of December 31, 2021 and a cumulative catch-up adjustment of $1.7 million attributable to the removal of the constraint associated with the $2.5 million preclinical milestone achieved in December 2021. As of December 31, 2022 and 2021, the Company recorded deferred revenue of $0.9 million and $4.1 million, respectively, associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of December 31, 2022 and 2021. As of December 31, 2022, the Company had received $5.6 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of December 31, 2021, the Company had received $3.2 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and no milestone or royalty payments. As of December 31, 2022, the Company recorded unbilled accounts receivable of $0.2 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended December 31, 2022. As of December 31, 2021, the Company recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended December 31, 2021. As of December 31, 2022, the Company recorded no accounts receivable under the MyoKardia Collaboration Agreement. As of December 31, 2021, the Company recorded accounts receivable of $2.5 million under the MyoKardia Collaboration Agreement associated with the achievement of a preclinical milestone in December 2021.

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

Under the GSK Agreement, the Company issued 12,500,000 shares of Series B Preferred Stock to GSK. In addition, the Company may owe GSK up to $37.5 million in certain specified clinical and regulatory milestones, including a $5.0 million milestone that was achieved and paid during the year ended December 31, 2022 and a $2.5 million milestone previously achieved and paid during 2019, and up to $60.0 million in certain specified sales milestones. The Company agreed to pay tiered royalties on annual net sales of losmapimod that range from mid single-digit percentages to a low double-digit, but less than teens, percentage. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. The Company achieved a $5.0 million milestone during the second quarter of 2022, which the Company recorded as research and development expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022.

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

12. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of December 31, 2022 and December 31, 2021.

Accounting Under ASU 2016-02, as Amended

As a result of the adoption of ASU 2016-02, as amended, on January 1, 2022, the Company recorded a right-of-use asset and a corresponding lease liability associated with the 26 Landsdowne Street lease on the consolidated balance sheet as of December 31, 2022. As there is no rate implicit in the 26 Landsdowne Street lease, the Company estimated its incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. Based upon this analysis, the Company calculated a discount rate of 6.1% for the lease. As of December 31, 2022, the remaining lease term was 5.5 years.

Pursuant to ASU 2016-02, as amended, operating lease expense and variable lease expense associated with this lease for the year ended December 31, 2022 was approximately $1.9 million and $1.0 million, respectively.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of December 31, 2022, are as follows (in thousands):

2023	$2,497
2024	2,572
2025	2,649
2026	2,729
Thereafter	4,237
Total minimum lease payments	14,684
Less: imputed interest	(2,278)
Total lease liability	$12,406

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

Pursuant to ASC 840, rent expense associated with this lease for the year ended December 31, 2021 was approximately $1.9 million. Under ASC 840, minimum rental commitments under non-cancelable leases for each of the next five years and total thereafter as of December 31, 2021, were as follows (in thousands):

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

Accounting Under ASU 2016-02, as Amended

As a result of the adoption of ASU 2016-02, as amended, on January 1, 2022, the Company recorded a right-of-use asset and a corresponding lease liability associated with the 125 Sidney Street lease on the consolidated balance sheet as of December 31, 2022. As there is no rate implicit in the 125 Sidney Street lease, the Company estimated its incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. Based upon this analysis, the Company calculated a discount rate of 4.2% for the lease. As of December 31, 2022, the remaining lease term was 1.2 years.

Pursuant to ASU 2016-02, as amended, operating lease expense associated with this lease for the year ended December 31, 2022 was approximately $0.7 million. No variable lease expense was recorded associated with this lease for the year ended December 31, 2022. The future minimum lease payments associated with this lease as of December 31, 2022, are as follows (in thousands):

2023	$836
2024	210
Total minimum lease payments	1,046
Less: imputed interest	(29)
Total lease liability	$1,017

Accounting Under ASC 840

Prior to the adoption of ASU 2016-02, as amended, and pursuant to the legacy guidance within ASC 840, the Company recorded rent expense on a straight-line basis through the end of the lease term and also recorded deferred rent on the consolidated balance sheets.

Pursuant to ASC 840, rent expense associated with this lease for the year ended December 31, 2021 was approximately $0.1 million. Under ASC 840, minimum rental commitments under non-cancelable leases for each of the next five years and total thereafter as of December 31, 2021, were as follows (in thousands):

2022	$613
2023	836
2024	210
Total minimum lease payments	$1,659

13. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of December 31, 2022 or 2021.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred for the years ended December 31, 2022 and 2021.

14. Income Taxes

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Federal income tax at statutory rate	21.00%	21.00%
Permanent differences	(0.69)	(0.31)
Federal and state research and development credits	1.44	2.39
Federal orphan drug credits	7.23	4.51
State income tax, net of federal benefit	5.78	6.12
Impact of ownership change	(2.92)	—
Other	(0.13)	(0.06)
Change in valuation allowance	(31.71)	(33.65)
Effective income tax rate	—%	—%

During the years ended December 31, 2022 and 2021, the Company incurred book and tax losses and, because it maintains a full valuation allowance on its net deferred tax assets, did not recognize federal or state income tax expense or benefit.

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$75,005	$67,043
Capitalized research and development costs	16,911	—
Orphan drug credit carryforwards	14,628	6,679
Research and development credit carryforwards	10,140	8,774
Intangible assets	6,918	6,192
Accrued expenses and other	5,232	4,537
Operating lease liability	3,613	—
Deferred revenue	251	1,061
Deferred lease incentive	—	832
Deferred rent	—	471
Gross deferred tax assets	132,698	95,589
Valuation allowance	(129,512)	(94,630)
Net deferred tax assets	3,186	959
Deferred tax liability	(3,186)	(959)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the net deferred tax assets. The Company considered its history of cumulative net losses incurred since inception and its lack of commercialization of any products since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased by $34.9 million during the year ended December 31, 2022, which is primarily attributable to increases in net operating loss carryforwards as a result of current year net losses, increases in capitalized research and development costs, and the generation of research and development and orphan drug tax credit carryforwards. The Company reevaluates the positive and negative evidence at each reporting period.

As of December 31, 2022, the Company had federal net operating loss carryforwards of approximately $275.1 million, a portion of which begin to expire in 2036. Approximately $251.5 million of the federal net operating losses can be carried forward indefinitely. As of December 31, 2022, the Company also had state net operating loss carryforwards of approximately $272.6 million, which begin to expire in 2036.

As of December 31, 2022, the Company had federal orphan drug credits of approximately $14.6 million, which begin to expire in 2040. As of December 31, 2022, the Company had federal research and development tax credit carryforwards of approximately $6.9 million, which begin to expire in 2035. As of December 31, 2022, the Company also had state research and development tax credit carryforwards of approximately $4.0 million, which begin to expire in 2030.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2021 would limit or otherwise restrict the Company's ability to utilize its pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income. As a result of the analysis, the Company does not believe that there are any significant limitations on its ability to utilize its net operating losses and research and development tax credit carryforwards to offset future taxable income. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since December 31, 2021. If the Company has experienced a change of control, as defined by Section 382, subsequent to December 31, 2021, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. As of December 31, 2022, the Company’s tax years are still open under statute from 2016 to the present.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the provision for income taxes. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. For the year ended December 31, 2022, the Company generated research and development tax credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development tax credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development tax credit carryforwards and, if an adjustment is required, this adjustment would result in an adjustment to the deferred tax asset established for the research and development tax credit carryforwards and the valuation allowance.

15. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.8 million in contributions to the 401(k) Plan for the year ended December 31, 2022. No contributions were made to the 401(k) Plan for the year ended December 31, 2021.

16. Restructuring Activities

In August 2022, the Company announced the implementation of a strategic plan to realign internal investments and operations to prioritize the Company's two clinical programs. In connection with this decision, the Company announced a workforce reduction of 25% of its planned headcount, which was completed in August 2022. During the year ended December 31, 2022, the Company recorded aggregate restructuring charges of $0.4 million related to severance and other employee-related costs. The Company does not expect to incur any additional significant costs associated with this restructuring. During the year ended December 31, 2022, the Company paid $0.4 million of the restructuring charges.

Accrued restructuring charges as of December 31, 2021	—
Restructuring charges incurred during the period	427
Amounts paid during the period	(427)
Accrued restructuring charges as of December 31, 2022	—

17. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Outstanding stock options	6,504,080	5,188,354
Unvested restricted stock units	76,718	10,174
Total	6,580,798	5,198,528

EXHIBIT INDEX

Exhibit Number	Description
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

10.10#

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

10.12#	2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2022).
10.13*#	First Amendment to 2022 Inducement Stock Incentive Plan.
10.14#

Form of Non-Statutory Stock Option Agreement under 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2022).

10.15#

Form of Restricted Stock Unit Agreement under 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2022).

10.16*#	Summary of Non-Employee Director Compensation Program.
10.17#

Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 8, 2019).

10.18*#	Letter Agreement, dated January 3, 2023, by and between Registrant and Robert J. Gould.
10.19*#	Separation Agreement, dated January 2, 2023, by and between Registrant and Bryan Stuart.
10.20#

Employment Agreement, dated October 29, 2020, by and between the Registrant and Curtis Oltmans (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021).

10.21*#	Separation Agreement, dated October 14, 2022, by and between the Registrant and Judith Dunn.
10.22#

Employment Agreement, dated September 7, 2021, by and between the Registrant and Mel Hayes (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2022).

10.23#

Employment Agreement, dated January 3, 2022, by and between the Registrant and Esther Rajavelu (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2022).

10.24*#	Employment Agreement, dated November 7, 2022, by and between the Registrant and Santiago Arroyo.
10.25#

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

10.27†

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

10.30

Equity Distribution Agreement, dated May 9, 2022, by and between the Registrant and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2022).

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

† Certain portions of this exhibit have been omitted because the registrant has determined that they are both not material and is the type of information that the registrant treats as private or confidential.

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fulcrum Therapeutics, Inc.

Date: March 9, 2023	By:	/s/ Robert J. Gould
Robert J. Gould, Ph.D.
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Gould	Interim President and Chief Executive Officer,	March 9, 2023
Robert J. Gould, Ph.D.	Director (Principal Executive Officer)

/s/ Esther Rajavelu	Chief Financial Officer (Principal Financial Officer)	March 9, 2023
Esther Rajavelu

/s/ Gregory Tourangeau	Controller (Principal Accounting Officer)	March 9, 2023
Gregory Tourangeau

/s/ Kate Haviland	Chairman of the Board	March 9, 2023
Kate Haviland

/s/ Sonja Banks	Director	March 9, 2023
Sonja Banks

/s/ James J. Collins	Director	March 9, 2023
James J. Collins Ph.D.

/s/ Katina Dorton	Director	March 9, 2023
Katina Dorton

/s/ Alan Ezekowitz	Director	March 9, 2023
Alan Ezekowitz, MBChB, D. Phil

/s/ James Geraghty	Director	March 9, 2023
James Geraghty