Form 10-Q
period 2023-03-31
Fulcrum Therapeutics, Inc.
filed 2023-05-15
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 8, 2023, the registrant had 61,758,994 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to resume clinical trials of FTX-6058 by resolving the full clinical hold placed by the U.S. Food and Drug Administration, or FDA, on our investigational new drug application, or IND, for FTX-6058 for the treatment of sickle cell disease, or SCD, on February 23, 2023;
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
•
the impact of a pandemic or an outbreak of highly infectious or contagious disease, such as the COVID-19 pandemic, on our business and operations, including our clinical trials and development plans, as well as our future financial results;
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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $109.9 million for the year ended December 31, 2022 and $24.8 million for the three months ended March 31, 2023. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of March 31, 2023, we had an accumulated deficit of $437.1 million.
•
We are currently subject to a full clinical hold on our IND for FTX-6058 for SCD and we withdrew our separate IND for FTX-6058 related to beta thalassemia. We will need to resolve the clinical hold issues with the FDA in order to resume our Phase 1b clinical trial in SCD or other healthy volunteer studies or pursue development of FTX-6058 for beta thalassemia and any other hemoglobinopathies. Our business may be adversely affected if the clinical hold is not resolved in a timely manner or at all, or if other regulatory concerns lead to additional delays. We cannot guarantee that we will be able to respond to FDA’s requests in order to resolve the clinical hold.
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

ii

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
•
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and financial condition and results of operations.
•
A pandemic, such as the COVID-19 pandemic, has and may continue to affect our ability to initiate and complete current or future preclinical studies or clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic may continue to adversely impact economies worldwide, which could result in adverse effects on our business and operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$34,734	$35,098
Marketable securities	263,106	167,823
Unbilled accounts receivable	99	229
Prepaid expenses and other current assets	4,891	4,369
Total current assets	302,830	207,519
Property and equipment, net	6,563	6,906
Operating lease right-of-use assets	8,604	9,063
Restricted cash	1,092	1,092
Other assets	2,031	2,105
Total assets	$321,120	$226,685
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,778	$3,638
Accrued expenses and other current liabilities	7,229	9,551
Deferred revenue, current portion	737	934
Operating lease liability, current	2,663	2,602
Total current liabilities	14,407	16,725
Operating lease liability, excluding current portion	10,137	10,821
Other liabilities, excluding current portion	320	197
Total liabilities	24,864	27,743
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 61,758,994 and 52,099,211 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	62	52
Treasury stock, at cost; no shares	—	—
Additional paid-in capital	733,962	612,025
Accumulated other comprehensive loss	(651)	(797)
Accumulated deficit	(437,117)	(412,338)
Total stockholders’ equity	296,256	198,942
Total liabilities and stockholders’ equity	$321,120	$226,685

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$295	$2,592
Operating expenses:
Research and development	16,715	17,831
General and administrative	11,520	10,759
Total operating expenses	28,235	28,590
Loss from operations	(27,940)	(25,998)
Other income, net	3,161	70
Net loss	$(24,779)	$(25,928)
Net loss per share, basic and diluted	$(0.41)	$(0.64)
Weighted-average common shares outstanding, basic and diluted	59,722	40,644

Comprehensive loss:
Net loss	$(24,779)	$(25,928)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	146	(693)
Total other comprehensive gain (loss)	146	(693)
Comprehensive loss	$(24,633)	$(26,621)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	40,626,224	41	514,362	(397)	(302,467)	211,539
Issuance of common stock under employee benefit plans	47,627	—	395	—	—	395
Vesting of restricted stock awards	9,754	—	—	—	—	—
Stock-based compensation expense	—	—	3,847	—	—	3,847
Unrealized loss on marketable securities	—	—	—	(693)	—	(693)
Net loss	—	—	—	—	(25,928)	(25,928)
Balance at March 31, 2022	40,683,605	$41	$518,604	$(1,090)	$(328,395)	$189,160
Balance at December 31, 2022	52,099,211	$52	$612,025	$(797)	$(412,338)	198,942
Issuance of common stock in connection with public offering, net of issuance costs	9,615,384	10	117,336	—	—	117,346
Issuance of common stock under employee benefit plans	38,903	—	348	—	—	348
Vesting of restricted stock awards	5,496	—	—	—	—	-
Stock-based compensation expense	—	—	4,253	—	—	4,253
Unrealized gain on marketable securities	—	—	—	146	—	146
Net loss	—	—	—	—	(24,779)	(24,779)
Balance at March 31, 2023	61,758,994	$62	$733,962	$(651)	$(437,117)	$296,256

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(24,779)	$(25,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	566	536
Stock-based compensation expense	4,253	3,847
Net (accretion of discounts) amortization of premiums on marketable securities	(1,366)	353
Changes in operating assets and liabilities:
Accounts receivable	—	2,500
Unbilled accounts receivable	130	335
Prepaid expenses and other current assets	(522)	96
Operating lease assets and liabilities	(164)	107
Other assets	74	(274)
Accounts payable	88	509
Accrued expenses and other liabilities	(2,199)	(2,397)
Deferred revenue	(197)	(1,790)
Net cash used in operating activities	$(24,116)	$(22,106)
Investing activities
Purchases of marketable securities	(126,504)	(4,990)
Maturities of marketable securities	32,734	24,895
Purchases of property and equipment	(171)	(246)
Net cash (used in) provided by investing activities	(93,941)	19,659
Financing activities
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	117,345	—
Proceeds from issuance of common stock under benefit plans, net	348	348
Net cash provided by financing activities	117,693	348
Net decrease in cash, cash equivalents and restricted cash	(364)	(2,099)
Cash, cash equivalents, and restricted cash, beginning of period	36,190	36,504
Cash, cash equivalents, and restricted cash, end of period	$35,826	$34,405
Supplemental cash flow information
Cash paid for operating lease liabilities	$819	$597
Non-cash investing and financing activities:
Property and equipment purchases unpaid at end of period	$79	$847
Issuance of common stock receivable	$—	$47

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$34,734	$33,313
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$35,826	$34,405

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2023 and the results of its operations and its cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023 (the “Annual Report on Form 10-K”).

Sales of Common Stock

In January 2023, the Company completed a public offering of its common stock and issued and sold 9,615,384 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $117.3 million after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of its capital stock and from upfront payments received from the collaboration and license agreements with Acceleron Pharma Inc. (“Acceleron”), a wholly-owned subsidiary of Merck & Co., Inc. (“Merck”), and MyoKardia, Inc. (“MyoKardia”), a wholly owned subsidiary of Bristol Myers Squibb Company. As of March 31, 2023, the Company had an accumulated deficit of $437.1 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023.

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

Recent Accounting Pronouncements—Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company adopted this guidance effective January 1, 2023. The adoption of this standard did not have a material impact on the Company's consolidated financial position and results of operations.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this guidance effective January 1, 2023. The adoption of this standard did not have a material impact on the Company's consolidated financial position and results of operations.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at March 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$34,734	$34,734	$—	$—
Marketable securities:
U.S. Treasury securities	19,365	—	19,365	—
Government agency securities	67,399	—	67,399	—
Commercial paper	63,270	—	63,270	—
Corporate bonds	113,072	—	113,072	—
Total	$297,840	$34,734	$263,106	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$25,174	$25,174	$—	$—
Commercial paper	9,924	—	9,924	—
Marketable securities:
U.S. Treasury securities	10,231	—	10,231	—
Government agency securities	12,444	—	12,444	—
Commercial paper	48,476	—	48,476	—
Corporate bonds	96,672	—	96,672	—
Total	$202,921	$25,174	$177,747	$—

There were no transfers between fair value levels during the three months ended March 31, 2023.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$34,734	$—	$—	$34,734
Total cash equivalents	34,734	—	—	34,734
Marketable securities:
U.S. Treasury securities	19,365	23	(23)	19,365
Government agency securities	67,460	26	(86)	67,400
Commercial paper	63,410	—	(140)	63,270
Corporate bonds	113,522	2	(453)	113,071
Total marketable securities	263,757	51	(702)	263,106
Total cash equivalents and marketable securities	$298,491	$51	$(702)	$297,840

	Fair Value Measurements at December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$25,174	$—	$—	$25,174
Commercial paper	9,928	—	(4)	9,924
Total cash equivalents	35,102	—	(4)	35,098
Marketable securities:
U.S. Treasury securities	10,267	—	(36)	10,231
Government agency securities	12,493	—	(49)	12,444
Commercial paper	48,661	—	(185)	48,476
Corporate bonds	97,195	3	(526)	96,672
Total marketable securities	168,616	3	(796)	167,823
Total cash equivalents and marketable securities	$203,718	$3	$(800)	$202,921

There were no sales of marketable securities during the three months ended March 31, 2023. As of March 31, 2023, the Company held 77 debt securities that were in an unrealized loss position for less than 12 months with an aggregate fair value of $175.2 million. As of March 31, 2023, the Company held six debt securities that were in an unrealized loss position for greater than 12 months with an aggregate fair value of $16.8 million. As of March 31, 2023, the aggregate fair value of marketable securities with a remaining contractual maturity of greater than one year was $48.8 million.

The Company has the intent and ability to hold its debt securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three months ended March 31, 2023.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Lab equipment	$9,232	$9,057
Furniture and fixtures	786	786
Computer equipment	393	393
Software	199	199
Leasehold improvements	7,102	7,102
Construction in process	79	31
Total property and equipment	17,791	17,568
Less: accumulated depreciation	(11,228)	(10,662)
Property and equipment, net	$6,563	$6,906

Depreciation expense for the three months ended March 31, 2023 and 2022 was $0.6 million and $0.5 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$3,139	$3,425
Prepaid sign-on bonuses subject to vesting provisions	587	92
Interest income receivable	1,165	852
Total prepaid expenses and other current assets	$4,891	$4,369

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
External research and development	$4,195	$4,700
Payroll and benefits	2,367	4,211
Professional services	658	535
Other	9	105
Total accrued expenses and other current liabilities	$7,229	$9,551

7. Preferred Stock

As of March 31, 2023 and December 31, 2022, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of March 31, 2023 and December 31, 2022.

No dividends have been declared since inception.

8. Common Stock

As of March 31, 2023 and December 31, 2022, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of March 31, 2023 and December 31, 2022, the Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2023	December 31, 2022
Shares reserved for exercises of outstanding stock options	6,876,679	6,504,080
Shares reserved for vesting of restricted stock units	104,543	76,718
Shares reserved for future issuance under the 2019 Stock Incentive Plan	3,267,203	1,941,054
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,489,850	1,061,279
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	2,551,460	329,880
	14,289,735	9,913,011

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of March 31, 2023, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was annually increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2023, the number of shares reserved for issuance under the 2019 Plan was increased by 2,000,000 shares. As of March 31, 2023, there were 3,267,203 shares available for future issuance under the 2019 Plan.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company's board of directors adopted the 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. Effective March 8, 2023, the Company's board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 2,000,000 shares. As of March 31, 2023, there were 2,551,460 shares available for future grant under the Inducement Plan.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,504,080	$11.99	8.55	$1,885,160
Granted	1,735,601	12.17
Exercised	(38,903)	8.96
Cancelled	(1,324,099)	10.80
Outstanding at March 31, 2023	6,876,679	$12.29	8.62	$—
Exercisable at March 31, 2023	2,357,480	$13.29	7.41	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three months ended March 31, 2023 was $9.48 per share. The total intrinsic value of stock options exercised during the three months ended March 31, 2023 was $0.2 million.

The fair value of stock options granted during the three months ended March 31, 2023 and 2022 has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Risk-free interest rate	3.8%	1.7%
Expected dividend yield	0.0%	0.0%
Expected term (years)	6.0	6.0
Expected stock price volatility	94.3%	88.6%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	76,718	$9.73
Granted	37,045	12.59
Vested	(5,496)	12.46
Cancelled	(3,724)	12.59
Unvested at March 31, 2023	104,543	$10.50

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative	$3,408	$2,465
Research and development	845	1,382
Total stock-based compensation expense	$4,253	$3,847

As of March 31, 2023, the Company had an aggregate of $37.7 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.98 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was increased on January 1, 2020, and will be increased annually on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2023, the number of shares reserved for issuance under the 2019 ESPP was increased by 428,571 shares. As of March 31, 2023, there were 1,489,850 shares available for future issuance under the ESPP.

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

During the three months ended March 31, 2023, the Company recognized no collaboration revenue associated with the Acceleron Collaboration Agreement. During the three months ended March 31, 2022, the Company recognized $0.9 million of collaboration revenue under the Acceleron Collaboration Agreement, which includes $0.5 million of revenue recognized that was included in deferred revenue as of December 31, 2021. As of March 31, 2023 and December 31, 2022, the Company recorded no deferred revenue, unbilled accounts receivable, or accounts receivable associated with the Acceleron Collaboration Agreement. As of March 31, 2023 and December 31, 2022, the Company had received $4.9 million of cost reimbursement payment under the Acceleron Collaboration Agreement and $2.0 million associated with the achievement of specified research milestones.

MyoKardia Collaboration Agreement

On July 20, 2020, the Company entered into the MyoKardia Collaboration Agreement, as amended, pursuant to which the Company granted to MyoKardia an exclusive worldwide license under certain intellectual property rights to research, develop, make, have made, use, have used, sell, have sold, offer for sale, have offered for sale, import, have imported, export, have exported, distribute, have distributed, market, have marketed, promote, have promoted, or otherwise exploit products directed against certain biological targets identified by the Company that are capable of modulating up to a certain number of genes of interest with relevance to certain genetically defined cardiomyopathies.

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

On April 20, 2023, the Company entered into an amendment to the MyoKardia Collaboration Agreement, pursuant to which the Company and MyoKardia agreed to modify the research plan to increase the scope of activities to be performed by the Company and to increase the maximum amount of total research funding. The Company is currently evaluating the accounting treatment for the amendment to the MyoKardia Collaboration Agreement.

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

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three months ended March 31, 2023.

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

During the three months ended March 31, 2023, the Company recognized $0.3 million of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $0.2 million of revenue recognized that was included in deferred revenue as of December 31, 2022. During the three months ended March 31, 2022, the Company recognized $1.7 million of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $1.3 million of revenue recognized that was in deferred revenue as of December 31, 2021. As of March 31, 2023 and December 31, 2022, the Company recorded deferred revenue of $0.7 million and $0.9 million, respectively, associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of March 31, 2023 and December 31, 2022. As of March 31, 2023, the Company had received $5.8 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of December 31, 2022, the Company had received $5.6 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of March 31, 2023, the Company recorded unbilled accounts receivable of $0.1 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended March 31, 2023. As of December 31, 2022, the Company recorded unbilled accounts receivable of $0.2 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended December 31, 2021. As of March 31, 2023 and December 31, 2022, the Company recorded no accounts receivable under the MyoKardia Collaboration Agreement.

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

12. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of March 31, 2023 and December 31, 2022. Operating lease expense and variable lease expense associated with this lease for the three months ended March 31, 2023 was approximately $0.5 million and $0.2 million, respectively.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of March 31, 2023, are as follows (in thousands):

2023(1)	$1,883
2024	2,572
2025	2,649
2026	2,729
2027	2,811
Thereafter	1,426
Total minimum lease payments	14,070
Less: imputed interest	(2,093)
Total lease liability	$11,977

1.
Amounts are for the nine months ending December 31, 2023.

125 Sidney Street

In November 2021, the Company entered into a lease agreement comprising approximately 12,196 square feet of office space at 125 Sidney Street in Cambridge, Massachusetts, commencing November 2021. The Company began recognizing rent expense associated with this lease during November 2021. The lease ends on March 31, 2024. The Company has the option to extend the term of the lease for two successive one-year periods, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $1.7 million over the initial term, and includes escalating rent payments. Operating lease expense associated with this lease for the three months ended March 31, 2023 was approximately $0.2 million. No variable lease expense was recorded associated with this lease for the three months ended March 31, 2023.

The future minimum lease payments associated with this lease as of March 31, 2023, are as follows (in thousands):

2023(1)	$631
2024	210
Total minimum lease payments	841
Less: imputed interest	(18)
Total lease liability	$823

1.
Amounts are for the nine months ending December 31, 2023.

13. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the

Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of March 31, 2023 or December 31, 2022.

Legal Proceedings

On April 28, 2023, a class action complaint, Celano v. Fulcrum Therapeutics, Inc., et al., Case No. 1:23cv2360, was filed in the United States District Court for the District of New Jersey against the Company and current and former officers (the “Securities Action”). The Securities Action alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individuals, related to the Company's February 2023 announcement that the U.S. Food and Drug Administrationissued a clinical hold regarding the investigational new drug application for FTX-6058 for the potential treatment of sickle cell disease. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information related to the clinical hold and seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between March 3, 2022, and March 8, 2023, as well as attorneys’ fees and costs. The Company has reviewed the allegations and believes they are without merit. The Company intends to defend vigorously against this litigation.

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three months ended March 31, 2023 and 2022.

14. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.2 million in contributions to the 401(k) Plan for the three months ended March 31, 2023 and 2022.

15. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Outstanding stock options	6,876,679	6,526,973
Unvested restricted stock units	104,543	44,847
Total	6,981,222	6,571,820

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our most advanced clinical product candidate, losmapimod, is being developed for the potential treatment of FSHD. Our other clinical product candidate is FTX-6058, which is being developed for the potential treatment of certain hemoglobinopathies, including SCD. We initiated REACH, a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of losmapimod in the second quarter of 2022 and plan to complete enrollment in the second half of 2023. In January 2023, we announced interim data from our Phase 1b clinical trial of FTX-6058 in SCD. We have completed enrollment in the 6 mg and 2 mg dose cohorts, and we do not plan to enroll additional subjects in these cohorts. Although we commenced enrollment in the 12 mg dose cohort, on February 23, 2023, the FDA placed a full clinical hold on the IND for FTX-6058 for SCD. We have suspended enrollment and dosing in the Phase 1b trial of FTX-6058, withdrew our separate IND for FTX-6058 for beta thalassemia and are working diligently with FDA to resolve the hold as soon as possible.

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

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $24.8 million for the three months ended March 31, 2023 and $25.9 million for the three months ended March 31, 2022. As of March 31, 2023, we had an accumulated deficit of $437.1 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

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

As of March 31, 2023, we had $297.8 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into mid-2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

In December 2019, we entered into a collaboration and license agreement with Acceleron to identify biological targets to modulate specific pathways associated with a targeted indication within the pulmonary disease space. The agreement terminated effective October 1, 2022, following notification from Acceleron in June 2022 of its decision to terminate the agreement for convenience. For the three months ended March 31, 2023 and 2022, we recognized zero and $0.9 million, respectively, of collaboration revenue under the Acceleron collaboration agreement.

In July 2020, we entered into a collaboration and license agreement with MyoKardia, which we amended in April 2023, pursuant to which we granted to MyoKardia an exclusive worldwide license under certain intellectual property rights to research, develop, make, have made, use, have used, sell, have sold, offer for sale, have offered for sale, import, have imported, export, have exported, distribute, have distributed, market, have marketed, promote, have promoted, or otherwise exploit products directed against certain biological targets identified by us that are capable of modulating up to a certain number of genes of interest with relevance to certain genetically defined cardiomyopathies. MyoKardia was subsequently acquired by Bristol-Myers Squibb Company in November 2020. The primary goal of the collaboration is to identify and validate potential biological targets for further research, in order to support the development, manufacture and commercialization of product candidates by MyoKardia for the potential treatment of certain genetically defined cardiomyopathies.

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

For the three months ended March 31, 2023 and 2022, we recognized $0.3 million and $1.7 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. As of March 31, 2023 and December 31, 2022, we have recorded $0.7 million and $0.9 million, respectively, of deferred revenue associated with the MyoKardia collaboration agreement, which is classified as either current or noncurrent, net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of March 31, 2023, we had received $5.8 million of cost reimbursement payments and $2.5 million of milestone payments under the MyoKardia collaboration agreement. As of March 31, 2023, we recorded unbilled accounts receivable of $0.1 million related to reimbursable research and development costs under the MyoKardia collaboration agreement for activities performed during the three months ended March 31, 2023. As of March 31, 2023, we recorded no accounts receivable under the MyoKardia collaboration agreement.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the three months ended March 31, 2023 and 2022. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately.

	Three Months Ended March 31,
(in thousands)	2023	2022
Losmapimod external expenses	$6,329	$2,976
FTX-6058 external expenses	2,568	4,538
Pre-development candidate expenses and unallocated expenses	3,011	4,097
Internal research and development expenses	4,807	6,220
Total research and development expenses	$16,715	$17,831

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing our product candidates, including the uncertainty related to:

•
the timing and progress of preclinical and clinical development activities, including our efforts to resolve the clinical hold on FTX-6058;
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

Results of Operations

Comparison of the Three Months ended March 31, 2023 and 2022

The following summarizes our results of operations for the three months ended March 31, 2023 and 2022 along with the changes in those items in dollars:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$
Collaboration revenue	$295	$2,592	$(2,297)
Operating expenses:
Research and development	16,715	17,831	(1,116)
General and administrative	11,520	10,759	761
Total operating expenses	28,235	28,590	(355)
Loss from operations	(27,940)	(25,998)	(1,942)
Other income, net	3,161	70	3,091
Net loss	$(24,779)	$(25,928)	$1,149

Collaboration Revenue

Collaboration revenue decreased by $2.3 million from $2.6 million for the three months ended March 31, 2022 to $0.3 million for the three months ended March 31, 2023. We recognize revenue under each of the Acceleron and MyoKardia collaboration agreements based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the agreements. For the three months ended March 31, 2023 and 2022, we recognized zero and $0.9 million, respectively, of collaboration revenue under the Acceleron collaboration agreement and $0.3 million and $1.7 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. The Acceleron collaboration agreement terminated effective October 1, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$
External research and development	$9,550	$8,377	$1,173
Employee compensation	4,807	6,220	(1,413)
Laboratory supplies	711	1,288	(577)
Facility costs	1,183	1,474	(291)
Other	464	472	(8)
Total research and development expenses	$16,715	$17,831	$(1,116)

Research and development expense decreased by $1.1 million from $17.8 million for the three months ended March 31, 2022 to $16.7 million for the three months ended March 31, 2023. The decrease in research and development expense was primarily attributable to the following:

•
$1.4 million in decreased employee compensation costs, including a $0.5 million decrease in stock-based compensation expense, primarily due to decreased research and development headcount;
•
$0.6 million in decreased laboratory supplies costs;
•
$0.3 million in decreased facilities costs; and
•
less than $0.1 million in decreased other costs; offset by a $1.2 million increase in external research and development costs, primarily due to the advancement of REACH.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$
Employee compensation	$7,267	$5,826	$1,441
Professional services	2,818	3,921	(1,103)
Facility costs	657	441	216
Other	778	571	207
Total general and administrative expenses	$11,520	$10,759	$761

General and administrative expenses increased by $0.8 million from $10.8 million for the three months ended March 31, 2022 to $11.5 million for the three months ended March 31, 2023. The increase in general and administrative expenses was primarily attributable to the following:

•
$1.4 million in increased employee compensation costs, including a $0.9 million increase in stock-based compensation expense;
•
$0.2 million in increased facility-related costs;

•
$0.2 million in increased other costs; offset by a $1.1 million in decreased professional services costs, primarily due to decreased consulting, insurance, and legal costs.

Other Income, Net

Other income, net increased by $3.1 million from $0.1 million for the three months ended March 31, 2022 to $3.2 million for the three months ended March 31, 2023. The increase in other income, net was primarily attributable to an increased rate of return on our cash, cash equivalents, and marketable securities and an increase in the Company's average cash and investment balance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of March 31, 2023, we have funded our operations primarily with aggregate gross proceeds of $712.5 million from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $297.8 million.

In January 2023, we completed a public offering of our common stock and issued and sold 9,615,384 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $117.3 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(24,116)	$(22,106)
Net cash (used in) provided by investing activities	(93,941)	19,659
Net cash provided by financing activities	117,693	348
Net decrease in cash, cash equivalents, and restricted cash	$(364)	$(2,099)

Net Cash Used in Operating Activities

Net cash used in operating activities was $24.1 million during the three months ended March 31, 2023 compared to $22.1 million during the three months ended March 31, 2022. The increase in net cash used in operating activities of $2.0 million was primarily due to increased external research and development costs as we continue to advance our lead programs and address the clinical hold on FTX-6058, increased employee compensation costs, and increased general and administrative costs to support the growth of our organization.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $93.9 million during the three months ended March 31, 2023 compared to net cash provided by investing activities of $19.7 million during the three months ended March 31, 2022. The increase in net cash used in investing activities of $113.6 million was primarily due to net purchases of marketable securities during the three months ended March 31, 2023, as compared to net maturities of marketable securities during the three months ended March 31, 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $117.7 million during the three months ended March 31, 2023 compared to net cash provided by financing activities of $0.3 million during the three months ended March 31, 2022. Net cash provided by financing activities during the three months ended March 31, 2023 primarily consisted of net proceeds of $117.3 million from the completion of the public offering of our common stock in January 2023. Net cash provided by financing activities during the three months ended March 31, 2022 consisted of net proceeds of $0.3 million from the issuance of common stock under our benefit plans.

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

Based on our current operating plan, including successful implementation of the operational realignment, we believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements into mid-2025. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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
•
the extent to which we acquire or in-license other products, product candidates, technologies or data referencing rights; and
•
the impact of the COVID-19 pandemic on our business and operations.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 9, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On April 28, 2023, a class action complaint, Celano v. Fulcrum Therapeutics, Inc., et al., Case No. 1:23cv2360, was filed in the United States District Court for the District of New Jersey against our company and current and former officers, or the Securities Action. The Securities Action alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individuals, related to our February 2023 announcement that the FDA issued a clinical hold regarding the IND application for FTX-6058 for the potential treatment of SCD. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information related to the clinical hold and seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between March 3, 2022, and March 8, 2023, as well as attorneys’ fees and costs. We have reviewed the allegations and believe they are without merit. We intend to defend vigorously against this litigation.

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

Since inception, we have incurred significant operating losses. Our net loss was $109.9 million for the year ended December 31, 2022 and $24.8 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $437.1 million. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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
•
there are any delays in completing our clinical trials or the development of any of our product candidates, such as the recent clinical hold imposed by the FDA on the FTX-6058 IND; or
•
there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

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
•
the impact of the COVID-19 pandemic on our business and operations; and
•
the extent to which we acquire or in-license other products, product candidates, technologies or data referencing rights.

As of March 31, 2023, we had cash, cash equivalents, and marketable securities of approximately $297.8 million. We believe that our cash, cash equivalents, and marketable securities as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into mid-2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Our business was negatively impacted by the COVID-19 pandemic and may in the future be impacted by any future pandemics. In addition, this pandemic may continue to, and any future pandemics may, adversely impact economies worldwide, which could result in adverse effects on our business and operations.

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

The COVID-19 pandemic has already caused significant disruptions in the financial markets, and it may continue to, and any future pandemic could similarly, cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. We cannot be certain what the overall impact of the COVID-19 pandemic or any future pandemic will be on our business. The extent of the impact of COVID-19 and any future pandemic on our business, financial condition, results of operations and prospects will depend on future developments that are uncertain.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the United States will be capitalized and amortized, which may have an adverse effect on our cash flow. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

In general, under Section 382 of the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income. We conducted an analysis under Section 382 of the Code to determine if historical changes in ownership through December 31, 2021 would limit or otherwise restrict our ability to utilize our pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income. As a result of the analysis, we do not believe that there are any significant limitations on our ability to utilize our net operating losses and research and development tax credit carryforwards to offset future taxable income. However, we may experience such ownership changes in the future (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change net operating losses and research and development tax credit carryforwards to offset such taxable income may be subject to limitations. Our net operating losses or credits may also be impaired under state law.

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses or research and development tax credit carryforwards.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. In March 2023, a number of banks (e.g., Silicon Valley Bank (SVB), Signature Bank and Silvergate Capital Corp.) were placed into receivership, followed by First Republic Bank in May 2023. Although the Federal Deposit Insurance Corporation (FDIC) and others have taken steps to reduce risk to uninsured depositors, borrowers under credit agreements, letters of credit and certain other financial instruments with such banks or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Even though we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors affecting the financial services industry or economy in general, such as these recent bank failures. These factors could also include, among others, liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry and the supervision thereof. In addition, investor concerns regarding the United States or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, which could have material adverse effect on our liquidity and on our business, financial condition or results of operations.

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

As described in Item 1 “Business—Licenses and Collaborations--Right of Reference and License Agreement with GlaxoSmithKline” in our Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 Annual Report, we have entered into a right of reference and license agreement, as amended, with affiliates of GSK. Although losmapimod was originally evaluated by GSK in nearly 3,600 subjects, GSK did not evaluate losmapimod in FSHD or in any other muscular dystrophy, and most of the subjects in these trials were given a dose that was lower than our planned dosage of 15 mg of losmapimod twice per day. Accordingly, the safety data generated from GSK’s clinical trials of losmapimod may not be predictive or indicative of the results of our clinical trials. Similarly, while we believe the safety data from GSK’s clinical trials may, in part, support the safety database for losmapimod, GSK evaluated a limited number of subjects at a dose of 15 mg twice daily.

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

For example, in response to the COVID-19 pandemic, the clinical trial sites for our ReDUX4 trial temporarily postponed trial-related activities, impacting our clinical trial execution plans, and we cannot be certain that we will not face other postponements or similar difficulties in the future. In addition, on February 23, 2023, the FDA imposed a clinical hold on our IND for FTX-6058 in SCD.

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

Identifying and qualifying patients to participate in and complete clinical trials for our product candidates is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. For example, in our Phase 1b trial of FTX-6058 (which is currently on clinical hold), although we enrolled six subjects in the initial cohort, only three subjects remained evaluable as of the initial data cutoff date. Subsequently, we modified the study protocol to monitor subject adherence. However, if such protocols do not improve adherence and improve compliance, once the trial resumes (if at all), we may not be able to generate meaningful data. Furthermore, we may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. Because of our primary focus on genetically-defined rare diseases, we may have difficulty enrolling a sufficient number of eligible patients.

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

For example, we are aware of several product candidates in clinical development that could be competitive with product candidates that we may successfully develop and commercialize. See Item 1 “Business — Competition” in the 2022 Annual Report.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. See Item 1 “Business — Government Regulation and Product Approval — Pharmaceutical Insurance Coverage and Health Care Reform” in the 2022 Annual Report.

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

We have a collaboration and license agreement with MyoKardia (for certain genetically defined cardiomyopathies). See Item 1 “Business—License Agreements and Collaborations” in the 2022 Annual Report. While we have retained all rights to and are developing on our own our current product candidates, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to our other existing or future product candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than

United States law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not published at all. Therefore, neither we nor our licensors can know with certainty whether either we or our licensors were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and in-licensed patent rights are highly uncertain. Moreover, our owned and in-licensed pending and future patent applications may not result in patents being issued which protect our technology and product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, could affect the value or narrow the scope of our patent rights. For information relating to our patent portfolio, see Item 1 “Business—Intellectual Property” in the 2022 Annual Report.

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

There are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, an ANDA applicant would not have to provide notice to us with respect to that patent. See Item 1 “Business—Intellectual Property” in the 2022 Annual Report for additional information regarding patent laws and patent protection.

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

During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to a pandemic or an outbreak of highly infectious or contagious disease, such as the COVID-19 pandemic, and may experience delays in their regulatory activities.

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

Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs for relatively small patient populations as orphan drugs. The FDA and EMA have granted orphan drug designation to losmapimod for the treatment of FSHD. We may seek orphan drug designation for our other current and future product candidates.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which precludes the FDA or the EMA from approving another marketing authorization application for the same drug for a certain time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years at the end of the fifth year if it is determined that a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

In order to market and sell our products in the European Union and many other foreign jurisdictions, we or our potential third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our potential third-party collaborators may not obtain approvals, including conditional authorization, from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. We may not be able to file for marketing approvals and may not receive the necessary approvals to commercialize our products in any market.

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

If we obtain regulatory approval and commercialize any products, healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. See Item 1 “Business—Government Regulation and Product Approvals—Health Care Law and Regulation” in the 2022 Annual Report.

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

The legislative and regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the European Union’s General Data Protection Regulation, or EU GDPR. Following the withdrawal of the United Kingdom from the European Union, or Brexit, the EU GDPR has been incorporated into

United Kingdom’s laws, or UK GDPR, alongside the UK Data Protection Act 2018, and together with the EU GDPR, is referred to as GDPR.

Despite Brexit, the EU and UK GDPR remain largely aligned. Currently, the most impactful point of divergence relates to transfer mechanisms (i.e., the ability for companies in the European Union or the United Kingdom to transfer personal information to third countries, including the United States), because it requires us to implement a variety of different contractual clauses approved by European Union’s or United Kingdom’s regulators, and carry out transfer impact assessments to establish whether the third country can ensure essential equivalency. This complexity and the additional contractual burden increases our overall risk exposure, and may result in us needing to make strategic considerations around where EEA and UK personal data is stored and which service providers we can utilize for the processing of EEA and UK personal data.

There may be further divergence in the future, including with regard to administrative burdens. The UK Government has also now introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the European Union and the United Kingdom, and we will need to amend our processes and procedures to align with the new framework.

Similar data protection laws are either in place or under way in the United States. There are a broad variety of data protection and security laws and regulations that may be applicable to our activities governing the collection, use, disclosure, and protection of health-related and other personal information (including, for example, state data breach notification laws, health information and/or genetic privacy laws and federal and state consumer protection laws including Section 5 of the FTC Act, HIPAA, and the California Consumer Protection Act or CCPA). A wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, in California, the CCPA, which went into effect in January 2020, has created certain requirements for data use, sharing and transparency, and provides California residents certain rights concerning their personal information, and many other states have introduced or are considering similar legislation. For more information regarding the GDPR, the CCPA and other regulations, see Item 1 “Business –Government Regulation and Product Approvals” in the 2022 Annual Report.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed. See Item 1 “Business—Government Regulation and Product Approval—Pharmaceutical Insurance Coverage and Health Care Reform” in the 2022 Annual Report.

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

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by United Kingdom, United States or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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

We have had recent executive transitions, including of our chief executive officer, chief financial officer, president of research and development, chief scientific officer, and chief medical officer. We cannot predict the likelihood, timing or effect of future transitions among our executive leadership. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. For example, our employees have taken on increased responsibilities in light of this turnover, which could divert attention from key business areas. Additionally, the number of recent departures has created some uncertainty. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Even if we are successful in our efforts to replace our executive leadership, we cannot guarantee that we will not face similar turnover in the future. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. In August 2022, we announced a workforce reduction in our research and development function, which may make us a less attractive employer to future candidates. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of May 8, 2023, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 64.6% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

10.1#	Consulting agreement, dated April 22, 2023, by and between Registrant and Esther Rajavelu.
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

# Management contract or compensatory plan or arrangement.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULCRUM THERAPEUTICS, INC.

Date: May 15, 2023	By:	/s/ Robert J. Gould
Robert J. Gould
Interim President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)