Form 10-K/A
period 2020-12-31
Fulcrum Therapeutics, Inc.
filed 2023-06-23
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

The registrant filed a definitive proxy statement pursuant to Regulation 14A relating to the 2021 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EXPLANATORY NOTE

Fulcrum Therapeutics, Inc. is filing this Amendment No. 1 on Form 10-K/A to amend its original Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or Original Form 10-K, originally filed with the Securities and Exchange Commission, or SEC, on March 4, 2021, for the sole purpose of filing revised Exhibit 31.1 in order to include in the certifications set forth in such exhibit the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed as Exhibits 31.1 and 31.2. This amendment consists solely of the preceding cover page, this explanatory note, Item 8, Item 9A, the list of exhibits filed with this amendment, the signature page and the revised certifications filed as Exhibit 31.1 to this amendment and the required certifications required by the Sarbanes-Oxley Act in connection with the filing of this amendment.

Except as described above, this amendment does not reflect events occurring after the date of the filing of the original Annual Report on Form 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this amendment should be read in conjunction with the original Annual Report on Form 10-K and the Company’s other filings with the SEC. This amendment does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K. The filing of this amendment is not an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, are presented beginning on page F-1 of this Form 10-K/A.

i

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

This Form 10-K/A does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

i

Item 15. Exhibits and Financial Statement Schedules.

(1) Consolidated Financial Statements

The following documents are included on pages F-1 through F-31 attached hereto and are filed as part of this Form 10-K/A.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Form 10-K/A. The exhibits listed in the Exhibit Index are incorporated by reference herein.

1

PART IV

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

Fulcrum Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	loss	Deficit	(Deficit)
Balance at December 31, 2018	60,000,000	$59,909	40,000,000	$79,761	1,587,953	$2	67,024	$—	$4,452	$—	$(68,124)	$(63,670)
Issuance of Series B convertible preferred stock in connection with asset acquisition, net of issuance costs	—	—	12,500,000	25,466	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(60,000,000)	(59,909)	(52,500,000)	(105,227)	16,071,418	16	—	—	165,120	—	—	165,136
Initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	4,500,000	5	—	—	63,867	—	—	63,872
Issuance of common stock under employee benefit plans	—	—	—	—	33,782	—	—	—	253	—	—	253
Vesting of restricted stock awards	—	—	—	—	461,291	—	—	—	15	—	—	15
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	61,450	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(128,474)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,224	—	—	4,224
Net loss	—	—	—	—	—	—	—	—	—	—	(82,677)	(82,677)
Balance at December 31, 2019	—	$—	—	$—	22,654,444	$23	—	$—	$237,931	$—	$(150,801)	$87,153
Issuance of common stock in connection with private placement, net of issuance costs	—	—	—	—	4,029,411	4	—	—	64,314	—	—	64,318
Issuance of common stock in "at-the-market" offering, net of issuance costs	—	—	—	—	550,000	1	—	—	5,735	—	—	5,736
Issuance of common stock under employee benefit plans	—	—	—	—	182,359	—	—	—	1,430	—	—	1,430
Vesting of restricted stock awards	—	—	—	—	525,352	—	—	—	15	—	—	15
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	29,882	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	(29,882)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,350	—	—	7,350
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	(70,819)	(70,819)
Balance at December 31, 2020	—	$—	—	$—	27,941,566	$28	—	$—	$316,775	$(2)	$(221,620)	$95,181

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

10.9#

Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021).

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

10.16#

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

21.1	Subsidiary of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021).
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
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

Fulcrum Therapeutics, Inc.

Date: June 23, 2023	By:	/s/ Robert J. Gould
Robert J. Gould, Ph.D.
Interim President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)