Form 10-K/A
period 2021-12-31
Fulcrum Therapeutics, Inc.
filed 2023-06-26
CIK 1680581

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

DOCUMENTS INCORPORATED BY REFERENCE

The registrant filed a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EXPLANATORY NOTE

Fulcrum Therapeutics, Inc. is filing this Amendment No. 1 on Form 10-K/A to amend its original Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or Original Form 10-K, originally filed with the Securities and Exchange Commission, or SEC, on March 3, 2022, for the sole purpose of filing revised Exhibit 31.1 in order to include in the certifications set forth in such exhibit the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed as Exhibits 31.1 and 31.2. This amendment consists solely of the preceding cover page, this explanatory note, Item 8, Item 9A, the list of exhibits filed with this amendment, the signature page and the revised certifications filed as Exhibit 31.1 to this amendment and the required certifications required by the Sarbanes-Oxley Act in connection with the filing of this amendment.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

1

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

2

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
10.13#

Form of Non-Statutory Stock Option Agreement under 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2022).

10.14#

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