Form 10-K/A
period 2022-12-31
Fulcrum Therapeutics, Inc.
filed 2023-06-26
CIK 1680581

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

EXPLANATORY NOTE

Fulcrum Therapeutics, Inc. is filing this Amendment No. 1 on Form 10-K/A to amend its original Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or Original Form 10-K, originally filed with the Securities and Exchange Commission, or SEC, on March 9, 2023, for the sole purpose of filing revised Exhibit 31.1 in order to include in the certifications set forth in such exhibit the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed as Exhibits 31.1 and 31.2. This amendment consists solely of the preceding cover page, this explanatory note, Item 8, Item 9A, the list of exhibits filed with this amendment, the signature page and the revised certifications filed as Exhibit 31.1 to this amendment and the required certifications required by the Sarbanes-Oxley Act in connection with the filing of this amendment.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
10.13#

First Amendment to 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2023).

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

10.16#

Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2023).

10.17#

Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 8, 2019).

10.18#

Letter Agreement, dated January 3, 2023, by and between Registrant and Robert J. Gould (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2023).

10.19#

Separation Agreement, dated January 2, 2023, by and between Registrant and Bryan Stuart (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2023).

10.20#

Employment Agreement, dated October 29, 2020, by and between the Registrant and Curtis Oltmans (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021).

10.21#

Separation Agreement, dated October 14, 2022, by and between the Registrant and Judith Dunn (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2023).

10.22#

Employment Agreement, dated September 7, 2021, by and between the Registrant and Mel Hayes (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2022).

10.23#

Employment Agreement, dated January 3, 2022, by and between the Registrant and Esther Rajavelu (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2022).

10.24#

Employment Agreement, dated November 7, 2022, by and between the Registrant and Santiago Arroyo (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2023).

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

21.1	Subsidiary of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2023).
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
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