Form 10-Q
period 2023-06-30
Fulcrum Therapeutics, Inc.
filed 2023-08-03
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 27, 2023, the registrant had 61,822,554 shares of common stock, $0.001 par value per share, outstanding.

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
•
our intellectual property position;
•
the progress and results of our collaboration with MyoKardia, Inc., or MyoKardia, a wholly-owned subsidiary of Bristol-Myers Squibb Company, or under our recent exclusive global license agreement with CAMP4 Therapeutics Corp., or CAMP4;
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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $109.9 million for the year ended December 31, 2022 and $48.6 million for the six months ended June 30, 2023. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of June 30, 2023, we had an accumulated deficit of $460.9 million.
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
•
We have entered into, and may in the future enter into, collaborations and license agreements with third parties for the discovery, development or commercialization of product candidates, including our collaboration with MyoKardia and our license agreement with CAMP4. If our collaboration is not successful or we are not able to develop product candidates that we license-in, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$33,966	$35,098
Marketable securities	244,198	167,823
Unbilled accounts receivable	656	229
Prepaid expenses and other current assets	4,127	4,369
Total current assets	282,947	207,519
Property and equipment, net	6,161	6,906
Operating lease right-of-use assets	8,137	9,063
Restricted cash	1,092	1,092
Other assets	1,995	2,105
Total assets	$300,332	$226,685
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,909	$3,638
Accrued expenses and other current liabilities	7,875	9,551
Deferred revenue, current portion	513	934
Operating lease liability, current	2,507	2,602
Total current liabilities	14,804	16,725
Operating lease liability, excluding current portion	9,653	10,821
Other liabilities, excluding current portion	447	197
Total liabilities	24,904	27,743
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 61,822,554 and 52,099,211 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	62	52
Treasury stock, at cost; no shares	—	—
Additional paid-in capital	737,466	612,025
Accumulated other comprehensive loss	(1,200)	(797)
Accumulated deficit	(460,900)	(412,338)
Total stockholders’ equity	275,428	198,942
Total liabilities and stockholders’ equity	$300,332	$226,685

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$880	$1,882	$1,175	$4,474
Operating expenses:
Research and development	17,849	25,019	34,564	42,850
General and administrative	10,323	11,098	21,843	21,857
Total operating expenses	28,172	36,117	56,407	64,707
Loss from operations	(27,292)	(34,235)	(55,232)	(60,233)
Other income, net	3,509	165	6,670	235
Net loss	$(23,783)	$(34,070)	$(48,562)	$(59,998)
Net loss per share, basic and diluted	$(0.38)	$(0.83)	$(0.80)	$(1.47)
Weighted-average common shares outstanding, basic and diluted	61,794	40,890	60,764	40,768

Comprehensive loss:
Net loss	$(23,783)	$(34,070)	$(48,562)	$(59,998)
Other comprehensive gain (loss):
Unrealized (loss) gain on marketable securities	(549)	22	(403)	(671)
Total other comprehensive (loss) gain	(549)	22	(403)	(671)
Comprehensive loss	$(24,332)	$(34,048)	$(48,965)	$(60,669)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	40,626,224	41	514,362	(397)	(302,467)	211,539
Issuance of common stock under employee benefit plans	47,627	—	395	—	—	395
Vesting of restricted stock awards	9,754	—	—	—	—	—
Stock-based compensation expense	—	—	3,847	—	—	3,847
Unrealized loss on marketable securities	—	—	—	(693)	—	(693)
Net loss	—	—	—	—	(25,928)	(25,928)
Balance at March 31, 2022	40,683,605	$41	$518,604	$(1,090)	$(328,395)	$189,160
Issuance of common stock under employee benefit plans	324,180	—	2,764	—	—	2,764
Vesting of restricted stock awards	420	—	—	—	—	—
Stock-based compensation expense	—	—	2,879	—	—	2,879
Unrealized gain on marketable securities	—	—	—	22	—	22
Net loss	—	—	—	—	(34,070)	(34,070)
Balance at June 30, 2022	41,008,205	$41	$524,247	$(1,068)	$(362,465)	$160,755
Balance at December 31, 2022	52,099,211	$52	$612,025	$(797)	$(412,338)	198,942
Issuance of common stock in connection with public offering, net of issuance costs	9,615,384	10	117,336	—	—	117,346
Issuance of common stock under employee benefit plans	38,903	—	348	—	—	348
Vesting of restricted stock awards	5,496	—	—	—	—	—
Stock-based compensation expense	—	—	4,253	—	—	4,253
Unrealized gain on marketable securities	—	—	—	146	—	146
Net loss	—	—	—	—	(24,779)	(24,779)
Balance at March 31, 2023	61,758,994	$62	$733,962	$(651)	$(437,117)	$296,256
Issuance of common stock under employee benefit plans	50,912	—	141	—	—	141
Vesting of restricted stock awards	12,648	—	—	—	—	—
Stock-based compensation expense	—	—	3,363	—	—	3,363
Unrealized loss on marketable securities	—	—	—	(549)	—	(549)
Net loss	—	—	—	—	$(23,783)	(23,783)
Balance at June 30, 2023	61,822,554	$62	$737,466	$(1,200)	$(460,900)	$275,428

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(48,562)	$(59,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,133	1,212
Stock-based compensation expense	7,616	6,726
Net (accretion of discounts) amortization of premiums on marketable securities	(3,078)	641
Changes in operating assets and liabilities:
Accounts receivable	—	2,143
Unbilled accounts receivable	(427)	394
Prepaid expenses and other current assets	242	25
Operating lease assets and liabilities	(337)	(42)
Other assets	110	(1,563)
Accounts payable	251	471
Accrued expenses and other liabilities	(1,428)	3,448
Deferred revenue	(421)	(2,929)
Net cash used in operating activities	$(44,901)	$(49,472)
Investing activities
Purchases of marketable securities	(143,832)	(15,166)
Maturities of marketable securities	70,132	67,784
Purchases of property and equipment	(366)	(1,564)
Net cash (used in) provided by investing activities	(74,066)	51,054
Financing activities
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	117,345	—
Proceeds from issuance of common stock under benefit plans, net	490	3,159
Net cash provided by financing activities	117,835	3,159
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,132)	4,741
Cash, cash equivalents, and restricted cash, beginning of period	36,190	36,504
Cash, cash equivalents, and restricted cash, end of period	$35,058	$41,245
Supplemental cash flow information
Cash paid for operating lease liabilities	$1,646	$1,400
Non-cash investing and financing activities:
Property and equipment purchases unpaid at end of period	$47	$151

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$33,966	$40,153
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$35,058	$41,245

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2023 and the results of its operations and its cash flows for the three and six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023 (the “Annual Report on Form 10-K”).

Sales of Common Stock

In January 2023, the Company completed a public offering of its common stock and issued and sold 9,615,384 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $117.3 million after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of its capital stock and from upfront payments received from the collaboration and license agreements with Acceleron Pharma Inc. (“Acceleron”), a wholly-owned subsidiary of Merck & Co., Inc. (“Merck”), and MyoKardia, Inc. (“MyoKardia”), a wholly owned subsidiary of Bristol Myers Squibb Company. As of June 30, 2023, the Company had an accumulated deficit of $460.9 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2023.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at June 30, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$12,049	12,049	—	—
U.S. Treasury securities	18,925	—	18,925	—
Commercial paper	2,992	—	2,992	—
Marketable securities:
U.S. Treasury securities	19,450	—	19,450	—
Government agency securities	65,345	—	65,345	—
Commercial paper	57,197	—	57,197	—
Corporate bonds	102,206	—	102,206	—
Total	$278,164	$12,049	$266,115	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$25,174	$25,174	$—	$—
Commercial paper	9,924	—	9,924	—
Marketable securities:
U.S. Treasury securities	10,231	—	10,231	—
Government agency securities	12,444	—	12,444	—
Commercial paper	48,476	—	48,476	—
Corporate bonds	96,672	—	96,672	—
Total	$202,921	$25,174	$177,747	$—

There were no transfers between fair value levels during the three and six months ended June 30, 2023.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$12,049	$—	$—	$12,049
U.S. Treasury securities	18,922	3	—	18,925
Commercial paper	2,992	—	—	2,992
Total cash equivalents	33,963	3	—	33,966
Marketable securities:
U.S. Treasury securities	19,546	—	(96)	19,450
Government agency securities	65,747	—	(402)	65,345
Commercial paper	57,310	—	(113)	57,197
Corporate bonds	102,798	—	(592)	102,206
Total marketable securities	245,401	—	(1,203)	244,198
Total cash equivalents and marketable securities	$279,364	$3	$(1,203)	$278,164

	Fair Value Measurements at December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$25,174	$—	$—	$25,174
Commercial paper	9,928	—	(4)	9,924
Total cash equivalents	35,102	—	(4)	35,098
Marketable securities:
U.S. Treasury securities	10,267	—	(36)	10,231
Government agency securities	12,493	—	(49)	12,444
Commercial paper	48,661	—	(185)	48,476
Corporate bonds	97,195	3	(526)	96,672
Total marketable securities	168,616	3	(796)	167,823
Total cash equivalents and marketable securities	$203,718	$3	$(800)	$202,921

There were no sales of marketable securities during the three and six months ended June 30, 2023. As of June 30, 2023, the Company held 91 debt securities that were in an unrealized loss position for less than 12 months with an aggregate fair value of $222.2 million. As of June 30, 2023, the Company held no debt securities that were in an unrealized loss position for greater than 12 months. As of June 30, 2023, the aggregate fair value of marketable securities with a remaining contractual maturity of greater than one year was $18.2 million.

The Company has the intent and ability to hold its debt securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and six months ended June 30, 2023.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Lab equipment	$9,475	$9,057
Furniture and fixtures	786	786
Computer equipment	393	393
Software	199	199
Leasehold improvements	7,102	7,102
Construction in process	—	31
Total property and equipment	17,955	17,568
Less: accumulated depreciation	(11,794)	(10,662)
Property and equipment, net	$6,161	$6,906

Depreciation expense for the three months ended June 30, 2023 and 2022 was $0.6 million and $0.7 million, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $1.1 million and $1.2 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$2,276	$3,425
Prepaid sign-on bonuses subject to vesting provisions	437	92
Interest income receivable	1,414	852
Total prepaid expenses and other current assets	$4,127	$4,369

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
External research and development	$4,508	$4,700
Payroll and benefits	2,931	4,211
Professional services	422	535
Other	14	105
Total accrued expenses and other current liabilities	$7,875	$9,551

7. Preferred Stock

As of June 30, 2023 and December 31, 2022, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of June 30, 2023 and December 31, 2022.

No dividends have been declared since inception.

8. Common Stock

As of June 30, 2023 and December 31, 2022, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of June 30, 2023 and December 31, 2022, the Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2023	December 31, 2022
Shares reserved for exercises of outstanding stock options	10,114,591	6,504,080
Shares reserved for vesting of restricted stock units	84,942	76,718
Shares reserved for future issuance under the 2019 Stock Incentive Plan	2,512,307	1,941,054
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,438,938	1,061,279
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	1,482,845	329,880
	15,633,623	9,913,011

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of June 30, 2023, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was annually increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2023, the number of shares reserved for issuance under the 2019 Plan was increased by 2,000,000 shares. As of June 30, 2023, there were 2,512,307 shares available for future issuance under the 2019 Plan.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company's board of directors adopted the 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. Effective March 8, 2023, the Company's board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 2,000,000 shares. Effective May 18, 2023, the Company's board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,400,000 shares. As of June 30, 2023, there were 1,482,845 shares available for future grant under the Inducement Plan.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,504,080	$11.99	8.55	$1,885,160
Granted	5,198,801	6.13
Exercised	(38,903)	8.96
Cancelled	(1,549,387)	11.29
Outstanding at June 30, 2023	10,114,591	$9.10	8.87	$664,811
Exercisable at June 30, 2023	2,788,847	$12.84	7.41	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three and six months ended June 30, 2023 was $2.50 per share and $4.83 per share, respectively. The weighted average grant date fair value of stock options granted in the three and six months ended June 30, 2022 was $8.44 per share and $9.43 per share, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2023 was zero and $0.2 million, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2022 was $2.2 million and $2.6 million, respectively.

The fair value of stock options granted during the three and six months ended June 30, 2023 and 2022 has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Risk-free interest rate	3.5%	3.0%	3.6%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (years)	6.1	6.0	6.1	6.0
Expected stock price volatility	100.2%	88.0%	98.2%	88.4%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	76,718	$9.73
Granted	37,045	12.59
Vested	(18,144)	9.79
Cancelled	(10,677)	10.49
Unvested at June 30, 2023	84,942	$10.87

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$2,391	$2,076	$5,799	$4,541
Research and development	972	803	1,817	2,185
Total stock-based compensation expense	$3,363	$2,879	$7,616	$6,726

As of June 30, 2023, the Company had an aggregate of $37.8 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.25 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was increased on January 1, 2020, and will be increased annually on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2023, the number of shares reserved for issuance under the 2019 ESPP was increased by 428,571 shares. As of June 30, 2023, there were 1,438,938 shares available for future issuance under the ESPP.

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

During the three and six months ended June 30, 2023, the Company recognized no collaboration revenue associated with the Acceleron Collaboration Agreement. During the three and six months ended June 30, 2022, the Company recognized $0.1 million and $1.0 million, respectively, of collaboration revenue under the Acceleron Collaboration Agreement, which includes $0.1 million and $0.6 million, respectively, of revenue recognized that was included in deferred revenue as of December 31, 2021. As of June 30, 2023 and December 31, 2022, the Company recorded no deferred revenue, unbilled accounts receivable, or accounts receivable associated with the Acceleron Collaboration Agreement. As of June 30, 2023 and December 31, 2022, the Company had received $4.9 million of cost reimbursement payment under the Acceleron Collaboration Agreement and $2.0 million associated with the achievement of specified research milestones.

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

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three and six months ended June 30, 2023.

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

During the three and six months ended June 30, 2023, the Company recognized $0.9 million and $1.2 million, respectively, of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $0.2 million and $0.4 million, respectively, of revenue recognized that was included in deferred revenue as of December 31, 2022. During the three and six months ended June 30, 2022, the Company recognized $1.7 million and $3.5 million, respectively, of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $1.0 million and $2.3 million, respectively, of revenue recognized that was in deferred revenue as of December 31, 2021. As of June 30, 2023 and December 31, 2022, the Company recorded deferred revenue of $0.5 million and $0.9 million, respectively, associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of June 30, 2023 and December 31, 2022. As of June 30, 2023, the Company had received $5.9 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of December 31, 2022, the Company had received $5.6 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of June 30, 2023, the Company recorded unbilled accounts receivable of $0.7 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended June 30, 2023. As of December 31, 2022, the Company recorded unbilled accounts receivable of $0.2 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended December 31, 2021. As of June 30, 2023 and December 31, 2022, the Company recorded no accounts receivable under the MyoKardia Collaboration Agreement.

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

12. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of June 30, 2023 and December 31, 2022. Operating lease expense and variable lease expense associated with this lease for the three months ended June 30, 2023 was approximately $0.5 million and $0.2 million, respectively. Operating lease expense and variable lease expense associated with this lease for the six months ended June 30, 2023 was approximately $0.9 million and $0.4 million, respectively.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of June 30, 2023, are as follows (in thousands):

2023(1)	$1,266
2024	2,572
2025	2,649
2026	2,729
2027	2,811
Thereafter	1,426
Total minimum lease payments	13,453
Less: imputed interest	(1,913)
Total lease liability	$11,540

1.
Amounts are for the six months ending December 31, 2023.

125 Sidney Street

In November 2021, the Company entered into a lease agreement comprising approximately 12,196 square feet of office space at 125 Sidney Street in Cambridge, Massachusetts, commencing November 2021. The Company began recognizing rent expense associated with this lease during November 2021. The lease ends on March 31, 2024. The Company has the option to extend the term of the lease for two successive one-year periods, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $1.7 million over the initial term, and includes escalating rent payments. Operating lease expense associated with this lease for the three and six months ended June 30, 2023 was approximately $0.2 million and $0.4 million, respectively. No variable lease expense was recorded associated with this lease for the three and six months ended June 30, 2023.

The future minimum lease payments associated with this lease as of June 30, 2023, are as follows (in thousands):

2023(1)	$421
2024	210
Total minimum lease payments	631
Less: imputed interest	(11)
Total lease liability	$620

1.
Amounts are for the six months ending December 31, 2023.

13. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2023 or December 31, 2022.

Legal Proceedings

On April 28, 2023, a class action complaint, Celano v. Fulcrum Therapeutics, Inc., et al., Case No. 1:23-cv-11125-IT, was filed in the United States District Court for the District of New Jersey against the Company and current and former officers (the “Securities Action”). On May 19, 2023, the Securities Action was transferred to the United States District Court for the District of Massachusetts. The Securities Action alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individuals, related to the Company's February 2023 announcement that the U.S. Food and Drug Administration issued a clinical hold regarding the investigational new drug application for FTX-6058 for the potential treatment of sickle cell disease. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information related to the clinical hold and seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between March 3, 2022, and March 8, 2023, as well as attorneys’ fees and costs. The Company intends to defend vigorously against this litigation.

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three and six months ended June 30, 2023.

14. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.2 million and $0.4 million, respectively, in contributions to the 401(k) Plan for the three and six months ended June 30, 2023. The Company made $0.2 million and $0.4 million, respectively, in contributions to the 401(k) Plan for the three and six months ended June 30, 2022.

15. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding stock options	10,114,591	6,137,740	10,114,591	6,137,740
Unvested restricted stock units	84,942	115,189	84,942	115,189
Total	10,199,533	6,252,929	10,199,533	6,252,929

16. Subsequent Events

In July 2023, the Company entered into a license agreement with CAMP4 Therapeutics Corporation (“CAMP4”) pursuant to which the Company received a worldwide exclusive license (including the right to sublicense) from CAMP4 to rights under its Diamond Blackfan Anemia (“DBA”) program, which includes certain small molecule compounds, composition of matter and method of use patent rights, and know-how for the Company to research, develop, manufacture, use, commercialize or otherwise exploit therapeutic products in any indication, including the grant of a sublicense under certain intellectual property rights that CAMP4 has licensed under an agreement with Children’s Medical Center Corporation (“CMCC”).

The Company agreed to make an undisclosed upfront non-refundable, non-creditable payment to CAMP4 within the timeframe specified in the license agreement. If the Company succeeds in developing and commercializing licensed products, CAMP4 will be eligible to receive (i) up to $35.0 million in development and regulatory milestone payments, and (ii) up to $35.0 million in sales milestone payments. CAMP4 is also eligible to receive royalties on worldwide net sales of licensed products ranging from mid-single digit to low-double digit, subject to potential reduction following loss of patent coverage, the launch of certain generic products or royalty stacking for licenses of third party intellectual property. The royalties will expire on a product-by-product and country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering the compounds in such country, (ii) the expiration of all regulatory exclusivities in such country, and (iii) 10 years following the first commercial sale of in such country. The Company is responsible for the costs associated with the development and regulatory approvals of licensed products.

Unless earlier terminated in accordance with its terms, the license agreement continues on a country-by-country and licensed product-by-licensed product basis until the expiration of the royalty term in each country, at which time the license agreement expires with respect to such licensed product in such country and the Company will have a fully-paid up, royalty-free and perpetual license to the licensed patent rights and know-how with respect to such licensed product in such country. CAMP4 has the right to terminate the license agreement in the event of the Company's non-payment (subject to cure periods and tolling for bona fide disputes). CAMP4 may also terminate the license agreement if the Company challenges certain patents sublicensed to the Company by CAMP4. Either party may terminate the license agreement in its entirety for the other party’s material breach if such other party fails to cure the breach. Either party may also terminate the agreement in its entirety upon certain insolvency events involving the other party. The Company has the right to terminate the license agreement with CAMP4 for any or no reason upon prior written notice to CAMP4.

The Company is currently evaluating the accounting treatment for the license agreement with CAMP4.

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

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our most advanced clinical product candidate, losmapimod, is being developed for the potential treatment of FSHD. Our other clinical product candidate is FTX-6058, which is being developed for the potential treatment of certain hemoglobinopathies, including SCD. We initiated REACH, a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of losmapimod in the second quarter of 2022. Screening in REACH is currently closed and we expect to complete enrollment in the third quarter of 2023 and expect to report topline data in the fourth quarter of 2024.

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

In July 2023, we entered into a license agreement with CAMP4 Therapeutics Corporation, or CAMP4, pursuant to which we received a worldwide exclusive license (including the right to sublicense) from CAMP4 to rights under its Diamond Blackfan Anemia, or DBA, program, which includes certain small molecule compounds, composition of matter and method of use patent rights, and know-how for us to research, develop, manufacture, use, commercialize or otherwise exploit therapeutic products in any indication, including the grant of a sublicense under certain intellectual property rights that CAMP4 has licensed under an agreement with Children’s Medical Center Corporation, or CMCC. If we succeed in developing and commercializing licensed products, CAMP4 will be eligible to receive (i) up to $35.0 million in development and regulatory milestone payments, and (ii) up to $35.0 million in sales milestone payments. CAMP4 is also eligible to receive royalties on worldwide net sales of licensed products ranging from mid-single digit to low-double digit, subject to potential reduction following loss of patent coverage, the launch of certain generic products or royalty stacking for licenses of third party intellectual property. The royalties will expire on a product-by-product and country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering the compounds in such country, (ii) the expiration of all regulatory exclusivities in such country, and (iii) 10 years following the first commercial sale of in such country. Fulcrum is responsible for the costs associated with the development and regulatory approvals of licensed products.

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

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $23.8 million and $48.6 million for the three and six months ended June 30, 2023 and $34.1 million and $60.0 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $460.9 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

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
•
acquire or in-license products, product candidates, technologies and/or data referencing rights, such as our recent agreement with CAMP4;
•
make any milestone payments to affiliates of GSK under our right of reference and license agreement with GSK upon the achievement of specified clinical or regulatory milestones, or to CAMP4 under our license agreement with CAMP4;
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

As of June 30, 2023, we had $278.2 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into mid-2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

In December 2019, we entered into a collaboration and license agreement with Acceleron to identify biological targets to modulate specific pathways associated with a targeted indication within the pulmonary disease space. The agreement terminated effective October 1, 2022, following notification from Acceleron in June 2022 of its decision to terminate the agreement for convenience. For the three and six months ended June 30, 2022, we recognized $0.1 million and $1.0 million, respectively of collaboration revenue under the Acceleron collaboration agreement. We did not recognize any collaboration revenue under the Acceleron collaboration agreement during the three and six months ended June 30, 2023.

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

For the three months ended June 30, 2023 and 2022, we recognized $0.9 million and $1.7 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. For the six months ended June 30, 2023 and 2022, we recognized $1.2 million and $3.5 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. As of June 30, 2023 and December 31, 2022, we have recorded $0.5 million and $0.9 million, respectively, of deferred revenue associated with the MyoKardia collaboration agreement, which is classified as either current or noncurrent, net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of June 30, 2023, we had received $5.9 million of cost reimbursement payments and $2.5 million of milestone payments under the MyoKardia collaboration agreement. As of June 30, 2023, we recorded unbilled accounts receivable of $0.7 million related to reimbursable research and development costs under the MyoKardia collaboration agreement for activities performed during the three months ended June 30, 2023. As of June 30, 2023, we recorded no accounts receivable under the MyoKardia collaboration agreement.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the three and six months ended June 30, 2023 and 2022. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Losmapimod external expenses during the three and six months ended June 30, 2022 includes a $5.0 million milestone achieved under our right of reference and license agreement with GSK upon initiation of the REACH trial during the second quarter of 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Losmapimod external expenses	$7,396	$10,468	$13,725	$13,444
FTX-6058 external expenses	1,987	4,653	4,555	9,191
Pre-development candidate expenses and unallocated expenses	3,429	4,587	6,440	8,684
Internal research and development expenses	5,037	5,311	9,844	11,531
Total research and development expenses	$17,849	$25,019	$34,564	$42,850

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

Results of Operations

Comparison of the Three Months ended June 30, 2023 and 2022

The following summarizes our results of operations for the three months ended June 30, 2023 and 2022 along with the changes in those items in dollars:

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	$
Collaboration revenue	$880	$1,882	$(1,002)
Operating expenses:
Research and development	17,849	25,019	(7,170)
General and administrative	10,323	11,098	(775)
Total operating expenses	28,172	36,117	(7,945)
Loss from operations	(27,292)	(34,235)	6,943
Other income, net	3,509	165	3,344
Net loss	$(23,783)	$(34,070)	$10,287

Collaboration Revenue

Collaboration revenue decreased by $1.0 million from $1.9 million for the three months ended June 30, 2022 to $0.9 million for the three months ended June 30, 2023. We recognize revenue under each of the Acceleron and MyoKardia collaboration agreements based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the agreements. For the three months ended June 30, 2023 and 2022, we recognized zero and $0.1 million, respectively, of collaboration revenue under the Acceleron collaboration agreement and $0.9 million and $1.7 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. The Acceleron collaboration agreement terminated effective October 1, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	$
External research and development	$10,353	$16,416	$(6,063)
Employee compensation	5,037	5,311	(274)
Laboratory supplies	987	1,422	(435)
Facility costs	1,128	1,472	(344)
Other	344	398	(54)
Total research and development expenses	$17,849	$25,019	$(7,170)

Research and development expense decreased by $7.2 million from $25.0 million for the three months ended June 30, 2022 to $17.8 million for the three months ended June 30, 2023. The decrease in research and development expense was primarily attributable to the following:

•
$6.1 million in decreased external research and development costs, primarily associated with a $5.0 million milestone achieved during the three months ended June 30, 2022 due to GSK upon the initiation of REACH, and decreased costs for FTX-6058 as a result of the clinical hold;
•
$0.4 million in decreased laboratory supplies costs;
•
$0.3 million in decreased employee compensation costs, primarily due to decreased research and development headcount;
•
$0.3 million in decreased facilities costs; and

•
less than $0.1 million in decreased other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	$
Employee compensation	$5,710	$5,690	$20
Professional services	3,137	4,125	(988)
Facility costs	616	526	90
Other	860	757	103
Total general and administrative expenses	$10,323	$11,098	$(775)

General and administrative expenses decreased by $0.8 million from $11.1 million for the three months ended June 30, 2022 to $10.3 million for the three months ended June 30, 2023. The decrease in general and administrative expenses was primarily attributable to the following:

•
$1.0 million in decreased professional services costs, primarily due to decreased consulting, insurance, and legal costs; offset by $0.1 million in increased facility-related costs and $0.1 million in increased other costs.

Other Income, Net

Other income, net increased by $3.3 million from $0.2 million for the three months ended June 30, 2022 to $3.5 million for the three months ended June 30, 2023. The increase in other income, net was primarily attributable to an increased rate of return on our cash, cash equivalents, and marketable securities and an increase in the Company's average cash and investment balance.

Comparison of the Six Months ended June 30, 2023 and 2022

The following summarizes our results of operations for the six months ended June 30, 2023 and 2022 along with the changes in those items in dollars:

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	$
Collaboration revenue	$1,175	$4,474	$(3,299)
Operating expenses:
Research and development	34,564	42,850	(8,286)
General and administrative	21,843	21,857	(14)
Total operating expenses	56,407	64,707	(8,300)
Loss from operations	(55,232)	(60,233)	5,001
Other income, net	6,670	235	6,435
Net loss	$(48,562)	$(59,998)	$11,436

Collaboration Revenue

Collaboration revenue decreased by $3.3 million from $4.5 million for the six months ended June 30, 2022 to $1.2 million for the six months ended June 30, 2023. We recognize revenue under each of the Acceleron and MyoKardia collaboration agreements based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the agreements. For the six months ended June 30, 2023 and 2022, we recognized zero and $1.0 million, respectively, of collaboration revenue under the Acceleron collaboration agreement and $1.2 million and $3.5 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. The Acceleron collaboration agreement terminated effective October 1, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	$
External research and development	$19,903	$24,793	$(4,890)
Employee compensation	9,844	11,531	(1,687)
Laboratory supplies	1,698	2,710	(1,012)
Facility costs	2,311	2,946	(635)
Other	808	870	(62)
Total research and development expenses	$34,564	$42,850	$(8,286)

Research and development expense decreased by $8.3 million from $42.9 million for the six months ended June 30, 2022 to $34.5 million for the six months ended June 30, 2023. The decrease in research and development expense was primarily attributable to the following:

•
$4.9 million in decreased external research and development costs, primarily associated with a $5.0 million milestone achieved during the second quarter of 2022 due to GSK upon the initiation of REACH, and decreased costs for FTX-6058 as a result of the clinical hold, partially offset by increased costs associated with the advancement of REACH;
•
$1.7 million in decreased employee compensation costs, including a $0.4 million decrease in stock-based compensation expense, primarily due to decreased research and development headcount;
•
$1.0 million in decreased laboratory supplies costs;
•
$0.6 million in decreased facilities costs; and
•
less than $0.1 million in decreased other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	$
Employee compensation	$12,977	$11,516	$1,461
Professional services	5,955	8,046	(2,091)
Facility costs	1,273	967	306
Other	1,638	1,328	310
Total general and administrative expenses	$21,843	$21,857	$(14)

General and administrative expenses decreased by less than $0.1 million from $21.9 million for the six months ended June 30, 2022 to $21.8 million for the six months ended June 30, 2023. The decrease in general and administrative expenses was primarily attributable to the following:

•
$2.1 million in decreased professional services costs, primarily due to decreased consulting, insurance, and legal costs; offset by $1.5 million in increased employee compensation costs, including a $1.3 million increase in stock-based compensation expense, $0.3 million in increased facility-related costs and $0.3 million in increased other costs.

Other Income, Net

Other income, net increased by $6.4 million from $0.2 million for the six months ended June 30, 2022 to $6.7 million for the six months ended June 30, 2023. The increase in other income, net was primarily attributable to an increased rate of return on our cash, cash equivalents, and marketable securities and an increase in the Company's average cash and investment balance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of June 30, 2023, we have funded our operations primarily with aggregate gross proceeds of $712.5 million from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $278.2 million.

In January 2023, we completed a public offering of our common stock and issued and sold 9,615,384 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $117.3 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

The following table provides information regarding our cash flows for the three months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(44,901)	$(49,472)
Net cash (used in) provided by investing activities	(74,066)	51,054
Net cash provided by financing activities	117,835	3,159
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,132)	$4,741

Net Cash Used in Operating Activities

Net cash used in operating activities was $44.9 million during the six months ended June 30, 2023 compared to $49.5 million during the six months ended June 30, 2022. The decrease in net cash used in operating activities of $4.6 million was primarily due to decreased external research and development costs, primarily associated with FTX-6058 as a result of the clinical hold.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $74.1 million during the six months ended June 30, 2023 compared to net cash provided by investing activities of $51.1 million during the six months ended June 30, 2022. The increase in net cash used in investing activities of $125.1 million was primarily due to net purchases of marketable securities during the six months ended June 30, 2023, as compared to net maturities of marketable securities during the six months ended June 30, 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $117.8 million during the six months ended June 30, 2023 compared to net cash provided by financing activities of $3.2 million during the six months ended June 30, 2022. Net cash provided by financing activities during the six months ended June 30, 2023 primarily consisted of net proceeds of $117.3 million from the completion of the public offering of our common stock in January 2023. Net cash provided by financing activities during the six months ended June 30, 2022 consisted of net proceeds of $3.2 million from the issuance of common stock under our benefit plans.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements into mid-2025. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

•
the progress, costs and results of our clinical trials of losmapimod and FTX-6058, including our efforts to resolve the clinical hold on FTX-6058;
•
the scope, progress, costs and results of discovery research, preclinical development, laboratory testing and clinical trials for our current product candidates in additional indications or for any future product candidates that we may pursue, including under our recent license agreement with CAMP4;
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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended June 30, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 9, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On April 28, 2023, a class action complaint, Celano v. Fulcrum Therapeutics, Inc., et al., Case No. 1:23-cv-11125-IT, was filed in the United States District Court for the District of New Jersey against our company and current and former officers, or the Securities Action. On May 19, 2023, the Securities Action was transferred to the United States District Court for the District of Massachusetts. The Securities Action alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individuals, related to our February 2023 announcement that the FDA issued a clinical hold regarding the IND application for FTX-6058 for the potential treatment of SCD. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information related to the clinical hold and seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between March 3, 2022, and March 8, 2023, as well as attorneys’ fees and costs. We intend to defend vigorously against this litigation.

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

Since inception, we have incurred significant operating losses. Our net loss was $109.9 million for the year ended December 31, 2022 and $48.6 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $460.9 million. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
continue our clinical development of losmapimod and seek to resolve the clinical hold on FTX-6058;
•
continue our ongoing preclinical studies;
•
advance clinical-stage product candidates through later stage trials, such as REACH, the Phase 3 clinical trial of losmapimod for the treatment of FSHD;
•
pursue the discovery of drug targets for other genetically-defined rare diseases and the subsequent development of any resulting product candidates, including for DBA under our recent license agreement with CAMP4;
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

•
make any milestone payments to affiliates of GSK, under our right of reference and license agreement with GSK upon the achievement of specified clinical or regulatory milestones, or to CAMP4 under our license agreement with CAMP4;
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
•
the success of our collaboration with MyoKardia or under our recent license agreement with CAMP4;
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

As of June 30, 2023, we had cash, cash equivalents, and marketable securities of approximately $278.2 million. We believe that our cash, cash equivalents, and marketable securities as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into mid-2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Our business was negatively impacted by the COVID-19 pandemic and may in the future be impacted by any future pandemics. In addition, the effects of this pandemic may continue to, and any future pandemics may, adversely impact economies worldwide, which could result in adverse effects on our business and operations.

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

The COVID-19 pandemic caused significant disruptions in the financial markets, and it may continue to, and any future pandemic could similarly, cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. We cannot be certain what the overall impact of any future pandemic will be on our business. The extent of the impact of COVID-19 and any future pandemic on our business, financial condition, results of operations and prospects will depend on future developments that are uncertain.

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
•
unforeseen global instability, including political instability, such as the Russian invasion of Ukraine, or instability from an outbreak of pandemic or contagious disease in or around the countries in which we conduct our clinical trials, could delay the commencement or rate of completion of our clinical trials; and
•
regulators may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy, or REMS.

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

Under our current license agreements, we may not have the final or sole decision on whether we are able to opt out certain of our in-licensed European patents and patent applications from the recently created Unified Patent Court, or the UPC, for the European Union. While our licensors have decided to opt out of the UPC, we cannot guarantee that our in-licensed European patents and patent applications will be challenged for non-compliance during the opt-out procedure and if successful, brought under the jurisdiction of the UPC, nor can we guarantee that our licensors will decide to opt back into the UPC at a later time. Thus, we cannot be certain that our in-licensed European patents and patent applications will not fall under the jurisdiction of the UPC. Under the UPC, a single European patent would be valid and enforceable in numerous European countries. A challenge to the validity of a European patent under the UPC, if successful, could result in a loss of patent protection in numerous European countries which could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

Our European patents and patent applications could be challenged in the UPC. We decided to remove, i.e., opt out, our European patents and patent applications from the jurisdiction of the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC. Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. Although such patent rights would apply to numerous European countries, a successful challenge to a European patent under the UPC could result in loss of patent protection in numerous European countries. Accordingly, a single proceeding under the UPC addressing the validity and infringement of the European patent could result in loss of patent protection in numerous European countries rather than in each validated country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

Although we or our licensors are not currently involved in any litigation to protect or enforce our patent or other intellectual property rights, we may become involved in such lawsuits, which could be expensive, time-consuming and unsuccessful.

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

We are party to license and funding agreements, such as our agreement with GSK and our recent license agreement with CAMP4, and we may enter into additional licensing and funding arrangements with third parties that impose or may impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing and funding agreements, we are obligated to pay royalties on net product sales of product candidates or related technologies to the extent they are covered by the agreements. If we fail to comply with such obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements or require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations and prospects. We also have licenses and agreements to certain technologies used in our product engine, all of which are non-exclusive. While we still face all of the risks described herein with respect to those agreements, we cannot prevent third parties from also accessing those technologies. In addition, our licenses may place restrictions on our future business opportunities. For example, under our license with GSK, GSK has certain rights of first negotiation if we wish to sublicense any of the patent or data rights licensed by GSK to us to a third party for use outside the United States. This may prevent or delay certain transactions, which could have an adverse effect on the development and commercialization of losmapimod and on our business.

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

During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to a future pandemic or an outbreak of highly infectious or contagious disease, such as the COVID-19 pandemic, and may experience delays in their regulatory activities.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which precludes the FDA or the EMA from approving another marketing authorization application for the same drug for a certain time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years at the end of the fifth year if it is determined that a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified. The European Commission introduced a legislative proposal in April 2023 that, if implemented, could reduce the current ten-year marketing exclusivity period in the European Union for certain orphan medicines to nine years (or five years for well-established use orphan medicines).

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

In August 2022 the Inflation Reduction Act of 2022 was passed, which among other things, allows for Centers for Medicare & Medicaid Services to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with select high-cost drugs in 2026. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the price negotiated under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. Further, the legislation caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.

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

As of July 27, 2023, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 48.9% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

3.2

Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2023).

3.3

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2019).

10.1*†	First Amendment to Collaboration and License Agreement, effective as of April 20, 2023, by and between the Registrant and MyoKardia, Inc., a wholly-owned subsidiary of Bristol Myers Squibb Company.
10.2*#	Employment Agreement, dated May 12, 2023, by and between the Registrant and Alex C. Sapir.
10.3#

Consulting agreement, dated April 22, 2023, by and between Registrant and Esther Rajavelu (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2023).

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

FULCRUM THERAPEUTICS, INC.

Date: August 3, 2023	By:	/s/ Alex C. Sapir
Alex C. Sapir
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)