Form 10-Q
period 2023-09-30
Fulcrum Therapeutics, Inc.
filed 2023-11-07
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, the registrant had 61,822,554 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," “outlook,” "plan," "potential," "predict," "project," "should," "target," "would," and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words and include, among other statements, express or implied statements regarding:

•
our ongoing clinical trials of losmapimod and pociredir (formerly known as FTX-6058), including the effects of the revised inclusion and exclusion criteria on our trial of pociredir;
•
the impact of our organizational streamlining and realignment of resources, including our anticipated cash runway;
•
the initiation, timing, progress and results of our drug target discovery screening programs;
•
the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•
our plans to develop and, if approved, subsequently commercialize losmapimod, pociredir and any other product candidates, including in combination with other drugs and therapies;
•
the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for losmapimod, pociredir and any other product candidates;
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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $109.9 million for the year ended December 31, 2022 and $72.6 million for the nine months ended September 30, 2023. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of September 30, 2023, we had an accumulated deficit of $484.9 million.
•
We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our clinical trials of losmapimod and pociredir and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates.
•
We are early in our development efforts, and we only have two product candidates in clinical trials. If we are unable to commercialize our product candidates or experience significant delays in doing so, such as the recent clinical hold on our clinical trial of pociredir, our business will be materially harmed.
•
Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. The results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience further delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•
Because we are developing some of our product candidates for the treatment of diseases in which there is limited clinical experience and, in some cases, using new endpoints or methodologies, the U.S. Food and Drug Administration, or FDA, or other regulatory authorities may not consider the endpoints of our clinical trials to predict or provide clinically meaningful results.
•
If serious adverse events or unacceptable side effects are identified during the development of our product candidates, including others’ product candidates in the same class of drugs, we may need to abandon or limit our development of some of our product candidates.
•
We may not be successful in our efforts to use our proprietary technology to build a pipeline of product candidates.
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

ii

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
•
Our business was negatively impacted by the COVID-19 pandemic and may in the future be impacted by any future pandemics, as well as other geopolitical events that can impact our clinical trials or the supply chain, such as the Russian invasion of Ukraine or recent hostilities in Israel and Gaza Strip. These events may continue to, and any future pandemics may, adversely impact economies worldwide, which could result in adverse effects on our business and operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$30,080	$35,098
Marketable securities	227,011	167,823
Unbilled accounts receivable	580	229
Prepaid expenses and other current assets	4,819	4,369
Total current assets	262,490	207,519
Property and equipment, net	5,646	6,906
Operating lease right-of-use assets	7,661	9,063
Restricted cash	1,092	1,092
Other assets	1,990	2,105
Total assets	$278,879	$226,685
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,574	$3,638
Accrued expenses and other current liabilities	7,817	9,551
Deferred revenue, current portion	334	934
Operating lease liability, current	2,350	2,602
Total current liabilities	14,075	16,725
Operating lease liability, excluding current portion	9,145	10,821
Other liabilities, excluding current portion	197	197
Total liabilities	23,417	27,743
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 61,822,554 and 52,099,211 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	62	52
Additional paid-in capital	741,203	612,025
Accumulated other comprehensive loss	(886)	(797)
Accumulated deficit	(484,917)	(412,338)
Total stockholders’ equity	255,462	198,942
Total liabilities and stockholders’ equity	$278,879	$226,685

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$759	$1,183	$1,934	$5,657
Operating expenses:
Research and development	18,238	15,366	52,802	58,216
General and administrative	9,961	9,707	31,804	31,564
Restructuring expenses	—	465	—	465
Total operating expenses	28,199	25,538	84,606	90,245
Loss from operations	(27,440)	(24,355)	(82,672)	(84,588)
Other income, net	3,423	617	10,093	852
Net loss	$(24,017)	$(23,738)	$(72,579)	$(83,736)
Net loss per share, basic and diluted	$(0.39)	$(0.51)	$(1.19)	$(1.97)
Weighted-average common shares outstanding, basic and diluted	61,823	46,213	61,121	42,603

Comprehensive loss:
Net loss	$(24,017)	$(23,738)	$(72,579)	$(83,736)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	314	147	(89)	(524)
Total other comprehensive gain (loss)	314	147	(89)	(524)
Comprehensive loss	$(23,703)	$(23,591)	$(72,668)	$(84,260)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	40,626,224	41	514,362	(397)	(302,467)	211,539
Issuance of common stock under employee benefit plans	47,627	—	395	—	—	395
Vesting of restricted stock awards	9,754	—	—	—	—	—
Stock-based compensation expense	—	—	3,847	—	—	3,847
Unrealized loss on marketable securities	—	—	—	(693)	—	(693)
Net loss	—	—	—	—	(25,928)	(25,928)
Balance at March 31, 2022	40,683,605	$41	$518,604	$(1,090)	$(328,395)	$189,160
Issuance of common stock under employee benefit plans	324,180	—	2,764	—	—	2,764
Vesting of restricted stock awards	420	—	—	—	—	—
Stock-based compensation expense	—	—	2,879	—	—	2,879
Unrealized gain on marketable securities	—	—	—	22	—	22
Net loss	—	—	—	—	(34,070)	(34,070)
Balance at June 30, 2022	41,008,205	$41	$524,247	$(1,068)	$(362,465)	$160,755
Issuance of common stock in connection with public offering, net of issuance costs	11,029,410	11	80,793	—	—	80,804
Issuance of common stock under employee benefit plans	12,298	—	93	—	—	93
Stock-based compensation expense	—	—	3,353	—	—	3,353
Unrealized gain on marketable securities	—	—	—	147	—	147
Net loss	—	—	—	—	(23,738)	(23,738)
Balance at September 30, 2022	52,049,913	$52	$608,486	$(921)	$(386,203)	$221,414
Balance at December 31, 2022	52,099,211	$52	$612,025	$(797)	$(412,338)	198,942
Issuance of common stock in connection with public offering, net of issuance costs	9,615,384	10	117,336	—	—	117,346
Issuance of common stock under employee benefit plans	38,903	—	348	—	—	348
Vesting of restricted stock awards	5,496	—	—	—	—	—
Stock-based compensation expense	—	—	4,253	—	—	4,253
Unrealized gain on marketable securities	—	—	—	146	—	146
Net loss	—	—	—	—	(24,779)	(24,779)
Balance at March 31, 2023	61,758,994	$62	$733,962	$(651)	$(437,117)	$296,256
Issuance of common stock under employee benefit plans	50,912	—	141	—	—	141
Vesting of restricted stock awards	12,648	—	—	—	—	—
Stock-based compensation expense	—	—	3,363	—	—	3,363
Unrealized loss on marketable securities	—	—	—	(549)	—	(549)
Net loss	—	—	—	—	$(23,783)	(23,783)
Balance at June 30, 2023	61,822,554	$62	$737,466	$(1,200)	$(460,900)	$275,428
Stock-based compensation expense	—	—	3,737	—	—	3,737
Unrealized gain on marketable securities	—	—	—	314	—	314
Net loss	—	—	—	—	$(24,017)	(24,017)
Balance at September 30, 2023	61,822,554	$62	$741,203	$(886)	$(484,917)	$255,462

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(72,579)	$(83,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,664	1,823
Stock-based compensation expense	11,353	10,079
Net (accretion of discounts) amortization of premiums on marketable securities	(4,663)	753
Changes in operating assets and liabilities:
Accounts receivable	—	2,487
Unbilled accounts receivable	(351)	347
Prepaid expenses and other current assets	(450)	(936)
Operating lease assets and liabilities	(526)	(207)
Other assets	115	(1,556)
Accounts payable	(36)	(2,079)
Accrued expenses and other liabilities	(1,734)	(1,007)
Deferred revenue	(600)	(3,322)
Net cash used in operating activities	$(67,807)	$(77,354)
Investing activities
Purchases of marketable securities	(169,818)	(67,864)
Maturities of marketable securities	115,203	118,486
Purchases of property and equipment	(431)	(1,847)
Net cash (used in) provided by investing activities	(55,046)	48,775
Financing activities
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	117,345	80,853
Proceeds from issuance of common stock under benefit plans, net	490	3,252
Net cash provided by financing activities	117,835	84,105
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,018)	55,526
Cash, cash equivalents, and restricted cash, beginning of period	36,190	36,504
Cash, cash equivalents, and restricted cash, end of period	$31,172	$92,030
Supplemental cash flow information
Cash paid for operating lease liabilities	$2,489	$2,219
Non-cash investing and financing activities:
Offering costs unpaid at end of period	$—	$49
Property and equipment purchases unpaid at end of period	$—	$20

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$30,080	$90,938
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$31,172	$92,030

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Fulcrum Therapeutics, Inc. (the “Company” or “Fulcrum”) was incorporated in Delaware on August 18, 2015. The Company is focused on developing small molecules to improve the lives of patients with genetically-defined rare diseases in areas of high unmet medical need.

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2023 and the results of its operations and its cash flows for the three and nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023 (the “Annual Report on Form 10-K”).

Sales of Common Stock

In January 2023, the Company completed a public offering of its common stock and issued and sold 9,615,384 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $117.3 million after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of its capital stock and from upfront payments received from the collaboration and license agreements with Acceleron Pharma Inc. (“Acceleron”), a wholly-owned subsidiary of Merck & Co., Inc. (“Merck”), and MyoKardia, Inc. (“MyoKardia”), a wholly owned subsidiary of Bristol Myers Squibb Company. As of September 30, 2023, the Company had an accumulated deficit of $484.9 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2023.

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

Recent Accounting Pronouncements—Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company adopted this guidance effective January 1, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this guidance effective January 1, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at September 30, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$17,336	17,336	—	—
U.S. Treasury securities	1,991	—	1,991	—
Commercial paper	10,753	—	10,753	—
Marketable securities:
U.S. Treasury securities	19,516	—	19,516	—
Government agency securities	69,690	—	69,690	—
Commercial paper	32,552	—	32,552	—
Corporate bonds	105,253	—	105,253	—
Total	$257,091	$17,336	$239,755	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$25,174	$25,174	$—	$—
Commercial paper	9,924	—	9,924	—
Marketable securities:
U.S. Treasury securities	10,231	—	10,231	—
Government agency securities	12,444	—	12,444	—
Commercial paper	48,476	—	48,476	—
Corporate bonds	96,672	—	96,672	—
Total	$202,921	$25,174	$177,747	$—

There were no transfers between fair value levels during the three and nine months ended September 30, 2023.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$17,336	$—	$—	$17,336
U.S. Treasury securities	1,991	—	—	1,991
Commercial paper	10,757	—	(4)	10,753
Total cash equivalents	30,084	—	(4)	30,080
Marketable securities:
U.S. Treasury securities	19,585	—	(69)	19,516
Government agency securities	69,986	—	(296)	69,690
Commercial paper	32,600	—	(48)	32,552
Corporate bonds	105,722	—	(469)	105,253
Total marketable securities	227,893	—	(882)	227,011
Total cash equivalents and marketable securities	$257,977	$—	$(886)	$257,091

	Fair Value Measurements at December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$25,174	$—	$—	$25,174
Commercial paper	9,928	—	(4)	9,924
Total cash equivalents	35,102	—	(4)	35,098
Marketable securities:
U.S. Treasury securities	10,267	—	(36)	10,231
Government agency securities	12,493	—	(49)	12,444
Commercial paper	48,661	—	(185)	48,476
Corporate bonds	97,195	3	(526)	96,672
Total marketable securities	168,616	3	(796)	167,823
Total cash equivalents and marketable securities	$203,718	$3	$(800)	$202,921

There were no sales of marketable securities during the three and nine months ended September 30, 2023. As of September 30, 2023, the Company held 83 debt securities that were in an unrealized loss position for less than 12 months with an aggregate fair value of $216.6 million. As of September 30, 2023, the Company held 5 debt securities that were in an unrealized loss position for greater than 12 months with an aggregate fair value of $10.4 million. As of September 30, 2023, the aggregate fair value of marketable securities with a remaining contractual maturity of greater than one year was $13.7 million.

The Company has the intent and ability to hold its debt securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and nine months ended September 30, 2023.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Lab equipment	$9,493	$9,057
Furniture and fixtures	786	786
Computer equipment	393	393
Software	199	199
Leasehold improvements	7,102	7,102
Construction in process	—	31
Total property and equipment	17,973	17,568
Less: accumulated depreciation	(12,327)	(10,662)
Property and equipment, net	$5,646	$6,906

Depreciation expense for the three months ended September 30, 2023 and 2022 was $0.5 million and $0.6 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $1.7 million and $1.8 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$3,466	$3,425
Prepaid sign-on bonuses subject to vesting provisions	254	92
Interest income receivable	1,099	852
Total prepaid expenses and other current assets	$4,819	$4,369

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
External research and development	$3,107	$4,700
Payroll and benefits	4,023	4,211
Professional services	422	535
Other	265	105
Total accrued expenses and other current liabilities	$7,817	$9,551

7. Preferred Stock

As of September 30, 2023 and December 31, 2022, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of September 30, 2023 and December 31, 2022.

No dividends have been declared since inception.

8. Common Stock

As of September 30, 2023 and December 31, 2022, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of September 30, 2023 and December 31, 2022, the Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2023	December 31, 2022
Shares reserved for exercises of outstanding stock options	10,108,766	6,504,080
Shares reserved for vesting of restricted stock units	78,142	76,718
Shares reserved for future issuance under the 2019 Stock Incentive Plan	2,896,782	1,941,054
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,438,938	1,061,279
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	1,003,472	329,880
	15,526,100	9,913,011

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of September 30, 2023, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was annually increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2023, the number of shares reserved for issuance under the 2019 Plan was increased by 2,000,000 shares. As of September 30, 2023, there were 2,896,782 shares available for future issuance under the 2019 Plan.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. Effective March 8, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 2,000,000 shares. Effective May 18, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,400,000 shares. As of September 30, 2023, there were 1,003,472 shares available for future grant under the Inducement Plan.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,504,080	$11.99	8.55	$1,885,160
Granted	5,790,673	5.92
Exercised	(38,903)	8.96
Cancelled	(2,147,084)	11.96
Outstanding at September 30, 2023	10,108,766	$8.53	8.71	$4,871,462
Exercisable at September 30, 2023	2,890,946	$12.74	7.29	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three and nine months ended September 30, 2023 was $3.26 per share and $4.67 per share, respectively. The weighted average grant date fair value of stock options granted in the three and nine months ended September 30, 2022 was $4.94 per share and $8.52 per share, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2023 was zero and $0.2 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2022 was less than $0.1 million and $2.6 million, respectively.

The fair value of stock options granted during the three and nine months ended September 30, 2023 and 2022 has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Risk-free interest rate	4.1%	2.9%	3.7%	2.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (years)	6.1	6.1	6.1	6.0
Expected stock price volatility	100.4%	90.0%	98.4%	88.7%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	76,718	$9.73
Granted	37,045	12.59
Vested	(18,144)	9.79
Cancelled	(17,477)	10.75
Unvested at September 30, 2023	78,142	$10.84

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$2,734	$2,597	$8,533	$7,138
Research and development	1,003	756	2,820	2,941
Total stock-based compensation expense	$3,737	$3,353	$11,353	$10,079

As of September 30, 2023, the Company had an aggregate of $35.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.07 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was increased on January 1, 2020, and will be increased annually on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2023, the number of shares reserved for issuance under the 2019 ESPP was increased by 428,571 shares. As of September 30, 2023, there were 1,438,938 shares available for future issuance under the ESPP.

10. Collaboration Agreements

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

On June 3, 2022, Acceleron notified the Company of its termination of the Acceleron Collaboration Agreement for convenience, which became effective 120 days after the Company’s receipt of the notice, or October 1, 2022.

During the three and nine months ended September 30, 2023, the Company recognized no collaboration revenue associated with the Acceleron Collaboration Agreement. During the nine months ended September 30, 2022, the Company recognized $1.0 million of collaboration revenue under the Acceleron Collaboration Agreement, which includes $0.6 million of revenue recognized that was included in deferred revenue as of December 31, 2021. During the three months ended September 30, 2022, the Company recognized no collaboration revenue under the Acceleron Collaboration Agreement. As of September 30, 2023 and December 31, 2022, the Company recorded no deferred revenue, unbilled accounts receivable, or accounts receivable associated with the Acceleron Collaboration Agreement. As of September 30, 2023 and December 31, 2022, the Company had received $4.9 million of cost reimbursement payment under the Acceleron Collaboration Agreement and $2.0 million associated with the achievement of specified research milestones.

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

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three and nine months ended September 30, 2023.

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

During the three and nine months ended September 30, 2023, the Company recognized $0.8 million and $1.9 million, respectively, of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $0.2 million and $0.6 million, respectively, of revenue recognized that was included in deferred revenue as of December 31, 2022. During the three and nine months ended September 30, 2022, the Company recognized $1.2 million and $4.7 million, respectively, of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $0.4 million and $2.7 million, respectively, of revenue recognized that was in deferred revenue as of December 31, 2021. As of September 30, 2023 and December 31, 2022, the Company recorded deferred revenue of $0.3 million and $0.9 million, respectively, associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of September 30, 2023 and December 31, 2022. As of September 30, 2023, the Company had received $6.6 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of December 31, 2022, the Company had received $5.6 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of September 30, 2023, the Company recorded unbilled accounts receivable of $0.6 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended September 30, 2023. As of December 31, 2022, the Company recorded unbilled accounts receivable of $0.2 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended December 31, 2021. As of September 30, 2023 and December 31, 2022, the Company recorded no accounts receivable under the MyoKardia Collaboration Agreement.

11. License Agreements

GSK Agreement

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

CAMP4 Agreement

In July 2023, the Company entered into a license agreement (the “CAMP4 Agreement”) with CAMP4 Therapeutics Corporation (“CAMP4”) pursuant to which the Company received a worldwide exclusive license (including the right to sublicense) from CAMP4 to rights under its Diamond Blackfan Anemia (“DBA”) program, which includes certain small molecule compounds, composition of matter and method of use patent rights, and know-how for the Company to research, develop, manufacture, use, commercialize or otherwise exploit therapeutic products in any indication, including the grant of a sublicense under certain intellectual property rights that CAMP4 has licensed under an agreement with Children’s Medical Center Corporation (“CMCC”).

The Company made an undisclosed upfront non-refundable, non-creditable payment to CAMP4. If the Company succeeds in developing and commercializing licensed products, CAMP4 will be eligible to receive (i) up to $35.0 million in development and regulatory milestone payments, and (ii) up to $35.0 million in sales milestone payments. CAMP4 is also eligible to receive royalties on worldwide net sales of licensed products ranging from mid-single digit to low-double digit, subject to potential reduction following loss of patent coverage, the launch of certain generic products or royalty stacking for licenses of third party intellectual property. The royalties will expire on a product-by-product and country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering the compounds in such country, (ii) the expiration of all regulatory exclusivities in such country, and (iii) 10 years following the first commercial sale of in such country. The Company is responsible for the costs associated with the development and regulatory approvals of licensed products.

Unless earlier terminated in accordance with its terms, the license agreement continues on a country-by-country and licensed product-by-licensed product basis until the expiration of the royalty term in each country, at which time the license agreement expires with respect to such licensed product in such country and the Company will have a fully-paid up, royalty-free and perpetual license to the licensed patent rights and know-how with respect to such licensed product in such country. CAMP4 has the right to terminate the license agreement in the event of the Company’s non-payment (subject to cure periods and tolling for bona fide disputes). CAMP4 may also terminate the license agreement if the Company challenges certain patents sublicensed to the Company by CAMP4. Either party may terminate the license agreement in its entirety for the other party’s material breach if such other party fails to cure the breach. Either party may also terminate the agreement in its entirety upon certain insolvency events involving the other party. The Company has the right to terminate the license agreement with CAMP4 for any or no reason upon prior written notice to CAMP4.

The Company recognizes development and regulatory milestone payments when the underlying contingency is resolved and the consideration is paid or becomes payable. The milestone payments are capitalized or expensed depending on the nature of the associated asset as of the date of recognition.

12. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of September 30, 2023 and December 31, 2022. Operating lease expense and variable lease expense associated with this lease for the three months ended September 30, 2023 was approximately $0.5 million and $0.2 million, respectively. Operating lease expense and variable lease expense associated with this lease for the nine months ended September 30, 2023 was approximately $1.3 million and $0.6 million, respectively.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of September 30, 2023, are as follows (in thousands):

2023(1)	$633
2024	2,572
2025	2,649
2026	2,729
2027	2,811
Thereafter	1,426
Total minimum lease payments	12,820
Less: imputed interest	(1,740)
Total lease liability	$11,080

1.
Amounts are for the three months ending December 31, 2023.

125 Sidney Street

In November 2021, the Company entered into a lease agreement comprising approximately 12,196 square feet of office space at 125 Sidney Street in Cambridge, Massachusetts, commencing November 2021. The Company began recognizing rent expense associated with this lease during November 2021. The lease ends on March 31, 2024. The Company has the option to extend the term of the lease for two successive one-year periods, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $1.7 million over the initial term, and includes escalating rent payments. Operating lease expense associated with this lease for the three and nine months ended September 30, 2023 was approximately $0.2 million and $0.5 million, respectively. No variable lease expense was recorded associated with this lease for the three and nine months ended September 30, 2023.

The future minimum lease payments associated with this lease as of September 30, 2023, are as follows (in thousands):

2023(1)	$210
2024	210
Total minimum lease payments	420
Less: imputed interest	(5)
Total lease liability	$415

1.
Amounts are for the three months ending December 31, 2023.

13. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2023 or December 31, 2022.

Legal Proceedings

On April 28, 2023, a class action complaint, Celano v. Fulcrum Therapeutics, Inc., et al., Case No. 1:23-cv-11125-IT, was filed in the United States District Court for the District of New Jersey against the Company and current and former officers (the “Securities Action”). On May 19, 2023, the Securities Action was transferred to the United States District Court for the District of Massachusetts. On July 31, 2023, the court appointed a lead plaintiff, who filed an amended complaint on September 29, 2023. The Securities Action alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individuals, related to the Company’s February 2023 announcement that the U.S. Food and Drug Administration issued a clinical hold regarding the investigational new drug application for pociredir (formerly known as FTX-6058) for the potential treatment of sickle cell disease. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information related to the clinical hold and seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between March 3, 2022, and March 8, 2023, as well as attorneys’ fees and costs. The Company intends to defend vigorously against this litigation.

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three and nine months ended September 30, 2023.

14. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.2 million and $0.6 million, respectively, in contributions to the 401(k) Plan for the three and nine months ended September 30, 2023. The Company made $0.2 million and $0.6 million, respectively, in contributions to the 401(k) Plan for the three and nine months ended September 30, 2022.

15. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding stock options	10,108,766	5,929,065	10,108,766	5,929,065
Unvested restricted stock units	78,142	95,174	78,142	95,174
Total	10,186,908	6,024,239	10,186,908	6,024,239

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing small molecules to improve the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our most advanced clinical product candidate, losmapimod, is being developed for the potential treatment of FSHD. Our other clinical product candidate is pociredir, which is being developed for the potential treatment of certain hemoglobinopathies, including SCD. We initiated REACH, a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of losmapimod in the second quarter of 2022 and we completed enrollment during September 2023. The trial enrolled 260 patients. We expect to report topline data in the fourth quarter of 2024.

In January 2023, we announced interim data from our Phase 1b clinical trial of pociredir in SCD. We completed enrollment in the 6 mg and 2 mg dose cohorts, and we do not plan to enroll additional subjects in these cohorts. Although we commenced enrollment in the 12 mg dose cohort, in February 2023, the FDA placed a full clinical hold on the Investigational New Drug (IND) application for pociredir for SCD, which was lifted in August 2023. The Phase 1b clinical trial is being re-initiated at the 12 mg once daily dose level, with that cohort expected to enroll approximately 10 patients, followed by an additional cohort of 10 patients at the 20 mg once a daily dose level. The protocol was amended to revise the inclusion and exclusion criteria to target patients with higher disease severity.

We have developed a proprietary technology that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat known root causes of genetically defined diseases. Our discovery approach led to the identification of both losmapimod for FSHD and pociredir for hemoglobinopathies, as well as a robust discovery pipeline. With our priorities focused on the development and potential commercialization of our two clinical-stage assets, losmapimod and pociredir, and ongoing work on our preclinical programs in hematology and muscle diseases, we are realigning our strategy and resources accordingly and will be winding down certain exploratory activities from our discovery efforts.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and technologies, identifying drug targets and potential product candidates, in-licensing assets, producing drug substance and drug product material for use in clinical trials and conducting preclinical studies and clinical trials. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements.

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $24.0 million and $72.6 million for the three and nine months ended September 30, 2023 and $23.7 million and $83.7 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $484.9 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

•
continue our clinical development of losmapimod and pociredir;
•
continue our ongoing preclinical studies;
•
advance clinical-stage product candidates into later stage trials such as REACH, the Phase 3 clinical trial of losmapimod for the treatment of FSHD;
•
pursue the discovery of drug targets for other genetically-defined rare diseases and the subsequent development of any resulting product candidates, including for Diamond Blackfan Anemia under our recent license agreement with CAMP4;
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

As of September 30, 2023, we had $257.1 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

In December 2019, we entered into a collaboration and license agreement with Acceleron to identify biological targets to modulate specific pathways associated with a targeted indication within the pulmonary disease space. The agreement terminated effective October 1, 2022, following notification from Acceleron in June 2022 of its decision to terminate the agreement for convenience. For the three and nine months ended September 30, 2022, we recognized zero and $1.0 million, respectively of collaboration revenue under the Acceleron collaboration agreement. We did not recognize any collaboration revenue under the Acceleron collaboration agreement during the three and nine months ended September 30, 2023.

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

For the three months ended September 30, 2023 and 2022, we recognized $0.8 million and $1.2 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. For the nine months ended September 30, 2023 and 2022, we recognized $1.9 million and $4.7 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. As of September 30, 2023 and December 31, 2022, we have recorded $0.3 million and $0.9 million, respectively, of deferred revenue associated with the MyoKardia collaboration agreement, which is classified as either current or noncurrent, net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of September 30, 2023, we had received $6.6 million of cost reimbursement payments and $2.5 million of milestone payments under the MyoKardia collaboration agreement. As of September 30, 2023, we recorded unbilled accounts receivable of $0.6 million related to reimbursable research and development costs under the MyoKardia collaboration agreement for activities performed during the three months ended September 30, 2023. As of September 30, 2023, we recorded no accounts receivable under the MyoKardia collaboration agreement.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the three and nine months ended September 30, 2023 and 2022. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Losmapimod external expenses during the nine months ended September 30, 2022 includes a $5.0 million milestone achieved under our right of reference and license agreement with GSK upon the initiation of the REACH trial during the second quarter of 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Losmapimod external expenses	$7,727	$4,497	$21,452	$17,941
Pociredir external expenses	1,110	2,923	5,665	12,114
Pre-development candidate expenses and unallocated expenses	4,196	3,597	10,636	12,281
Internal research and development expenses	5,205	4,349	15,049	15,880
Total research and development expenses	$18,238	$15,366	$52,802	$58,216

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

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing losmapimod for the treatment of FSHD, advancing pociredir for the treatment of certain hemoglobinopathies, including SCD, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Results of Operations

Comparison of the Three Months ended September 30, 2023 and 2022

The following summarizes our results of operations for the three months ended September 30, 2023 and 2022 along with the changes in those items in dollars:

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	$
Collaboration revenue	$759	$1,183	$(424)
Operating expenses:
Research and development	18,238	15,366	2,872
General and administrative	9,961	9,707	254
Restructuring expenses	—	465	(465)
Total operating expenses	28,199	25,538	2,661
Loss from operations	(27,440)	(24,355)	(3,085)
Other income, net	3,423	617	2,806
Net loss	$(24,017)	$(23,738)	$(279)

Collaboration Revenue

Collaboration revenue decreased by $0.4 million from $1.2 million for the three months ended September 30, 2022 to $0.8 million for the three months ended September 30, 2023. We recognize revenue under each of the Acceleron and MyoKardia collaboration agreements based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the agreements. For the three months ended September 30, 2023 and 2022, we recognized no collaboration revenue under the Acceleron collaboration agreement and $0.8 million and $1.2 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. The Acceleron collaboration agreement terminated effective October 1, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	$
External research and development	$10,440	$8,457	$1,983
Employee compensation	5,205	4,349	856
Laboratory supplies	901	845	56
Facility costs	1,329	1,363	(34)
Other	363	352	11
Total research and development expenses	$18,238	$15,366	$2,872

Research and development expense increased by $2.9 million from $15.4 million for the three months ended September 30, 2022 to $18.2 million for the three months ended September 30, 2023. The increase in research and development expense was primarily attributable to the following:

•
$2.0 million of increased external research and development costs, primarily due to the advancement of REACH as we completed enrollment in September 2023, partially offset by decreased costs for pociredir as a result of the clinical hold, which was lifted in August 2023; and
•
$0.9 million of increased employee compensation costs, including a $0.2 million increase in stock-based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	$
Employee compensation	$6,111	$6,242	$(131)
Professional services	2,379	2,298	81
Facility costs	640	569	71
Other	831	598	233
Total general and administrative expenses	$9,961	$9,707	$254

General and administrative expenses increased by $0.3 million from $9.7 million for the three months ended September 30, 2022 to $10.0 million for the three months ended September 30, 2023. The increase in general and administrative expenses was primarily attributable to the following:

•
$0.2 million of increased other costs, including increased software costs;
•
partially offset by $0.1 million of decreased employee compensation costs due to decreased headcount.

Other Income, Net

Other income, net increased by $2.8 million from $0.6 million for the three months ended September 30, 2022 to $3.4 million for the three months ended September 30, 2023. The increase was primarily attributable to an increased rate of return on our cash, cash equivalents, and marketable securities and an increase in our average cash and investment balance.

Comparison of the Nine Months ended September 30, 2023 and 2022

The following summarizes our results of operations for the nine months ended September 30, 2023 and 2022 along with the changes in those items in dollars:

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$
Collaboration revenue	$1,934	$5,657	$(3,723)
Operating expenses:
Research and development	52,802	58,216	(5,414)
General and administrative	31,804	31,564	240
Restructuring expenses	—	465	(465)
Total operating expenses	84,606	90,245	(5,639)
Loss from operations	(82,672)	(84,588)	1,916
Other income, net	10,093	852	9,241
Net loss	$(72,579)	$(83,736)	$11,157

Collaboration Revenue

Collaboration revenue decreased by $3.7 million from $5.7 million for the nine months ended September 30, 2022 to $1.9 million for the nine months ended September 30, 2023. We recognize revenue under each of the Acceleron and MyoKardia collaboration agreements based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the agreements. For the nine months ended September 30, 2023 and 2022, we recognized zero and $1.0 million, respectively, of collaboration revenue under the Acceleron collaboration agreement and $1.9 million and $4.7 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. The Acceleron collaboration agreement terminated effective October 1, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$
External research and development	$30,343	$33,250	$(2,907)
Employee compensation	15,049	15,880	(831)
Laboratory supplies	2,599	3,555	(956)
Facility costs	3,640	4,309	(669)
Other	1,171	1,222	(51)
Total research and development expenses	$52,802	$58,216	$(5,414)

Research and development expense decreased by $5.4 million from $58.2 million for the nine months ended September 30, 2022 to $52.8 million for the nine months ended September 30, 2023. The decrease in research and development expense was primarily attributable to the following:

•
$2.9 million of decreased external research and development costs, primarily associated with decreased costs for pociredir as a result of the clinical hold from February to August 2023, and achievement of a $5.0 million milestone due to GSK upon initiation of REACH in the second quarter of 2022, partially offset by increased costs associated with the advancement of REACH as we completed enrollment in September 2023;
•
$1.0 million in decreased laboratory supplies costs;
•
$0.8 million in decreased employee compensation costs due to decreased headcount; and
•
$0.7 million in decreased facilities costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$
Employee compensation	$19,088	$17,758	$1,330
Professional services	8,334	10,344	(2,010)
Facility costs	1,913	1,536	377
Other	2,469	1,926	543
Total general and administrative expenses	$31,804	$31,564	$240

General and administrative expenses increased by $0.2 million from $31.6 million for the nine months ended September 30, 2022 to $31.8 million for the nine months ended September 30, 2023. The increase in general and administrative expenses was primarily attributable to the following:

•
$1.3 million of increased employee compensation costs, including a $1.4 million increase in stock-based compensation expense;
•
$0.4 million of increased facility-related costs; and
•
$0.5 million of increased other costs;
•
partially offset by $2.0 million of decreased professional services costs, primarily due to decreased consulting and insurance costs.

Other Income, Net

Other income, net increased by $9.2 million from $0.9 million for the nine months ended September 30, 2022 to $10.1 million for the nine months ended September 30, 2023. The increase was primarily attributable to an increased rate of return on our cash, cash equivalents, and marketable securities and an increase in our average cash and investment balance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of September 30, 2023, we have funded our operations primarily with aggregate gross proceeds of $712.5 million from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $257.1 million.

In January 2023, we completed a public offering of our common stock and issued and sold 9,615,384 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $117.3 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

The following table provides information regarding our cash flows for the three months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(67,807)	$(77,354)
Net cash (used in) provided by investing activities	(55,046)	48,775
Net cash provided by financing activities	117,835	84,105
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(5,018)	$55,526

Net Cash Used in Operating Activities

Net cash used in operating activities was $67.8 million during the nine months ended September 30, 2023 compared to $77.4 million during the nine months ended September 30, 2022. The decrease in net cash used in operating activities of $9.6 million was primarily due to a decrease in net loss, including as a result of decreased external research and development costs as a result of the clinical hold for pociredir, which was lifted in August 2023, and increased interest income.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $55.0 million during the nine months ended September 30, 2023 compared to net cash provided by investing activities of $48.8 million during the nine months ended September 30, 2022. The increase in net cash used in investing activities of $103.8 million was primarily due to net purchases of marketable securities during the nine months ended September 30, 2023, as compared to net maturities of marketable securities during the nine months ended September 30, 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $117.8 million during the nine months ended September 30, 2023 compared to net cash provided by financing activities of $84.1 million during the nine months ended September 30, 2022. Net cash provided by financing activities during the nine months ended September 30, 2023 primarily consisted of net proceeds of $117.3 million from the January 2023 public offering of our common stock. Net cash provided by financing activities during the nine months ended September 30, 2022 primarily consisted of net proceeds of $80.8 million from the August 2022 completion of the public offering of our common stock.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements into 2026. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

•
the progress, costs and results of our clinical trials of losmapimod and pociredir;
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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended September 30, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 9, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On April 28, 2023, a class action complaint, Celano v. Fulcrum Therapeutics, Inc., et al., Case No. 1:23-cv-11125-IT, was filed in the United States District Court for the District of New Jersey against our company and current and former officers, or the Securities Action. On May 19, 2023, the Securities Action was transferred to the United States District Court for the District of Massachusetts. On July 31, 2023, the court appointed a lead plaintiff, who filed an amended complaint on September 29, 2023. The Securities Action alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individuals, related to our February 2023 announcement that the FDA issued a clinical hold regarding the IND application for pociredir for the potential treatment of SCD. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information related to the clinical hold and seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between March 3, 2022, and March 8, 2023, as well as attorneys’ fees and costs. We intend to defend vigorously against this litigation.

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

Since inception, we have incurred significant operating losses. Our net loss was $109.9 million for the year ended December 31, 2022 and $72.6 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $484.9 million. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
continue our clinical development of losmapimod and pociredir;
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
•
acquire or in-license products, product candidates, technologies and/or data referencing rights , such as our recent agreement with CAMP4;

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
•
there are any delays in completing our clinical trials or the development of any of our product candidates, such as the clinical hold imposed by the FDA on the pociredir IND, which was lifted in August 2023; or
•
there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our ongoing and planned clinical trials of losmapimod and pociredir, continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Given current uncertainty in the capital markets and other factors, such funding may not be available on terms favorable to us or at all. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our ongoing clinical trials of losmapimod, including REACH, the Phase 3 clinical trial of losmapimod for the treatment of FSHD, which completed enrollment in September 2023, and our Phase 1b clinical trial of pociredir in SCD;
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

As of September 30, 2023, we had cash, cash equivalents, and marketable securities of approximately $257.1 million. We believe that our cash, cash equivalents, and marketable securities as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will not be derived unless and until we can achieve sales of products, which we do not anticipate for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may become even more difficult to obtain due to rising interest rates and the current downturn in the U.S. capital markets and the biotechnology sector in general. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or discovery stage programs or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates. We may also choose to further realign our operations to achieve additional operational efficiencies beyond the strategic realignment commenced in August 2022.

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

We experienced enrollment delays in our ReDUX4 clinical trial due to the COVID-19 pandemic as the clinical trial sites for our ReDUX4 clinical trial temporarily postponed trial-related activities. We also saw temporary disruptions in other business activities due to a temporary reduction in workforce presence at our Cambridge research facility, and COVID-19 had a significant impact on economies worldwide. Future pandemics may arise, and they, like COVID-19, could impact our company, our CMOs and contract research organizations, or CROs, creating disruptions that affect our ability to initiate and complete preclinical studies or clinical trials, disrupt our supply chain for our research and development activities, and disrupt any then planned or ongoing clinical trials for any number of reasons. Any future pandemics could similarly impact patient recruitment or retention for clinical trials, or result in resources being redirected in a way that adversely impacts our ability to progress regulatory approvals and protect our intellectual property. In addition, as with COVID-19 pandemic, we may face impediments to regulatory meetings and approvals due to recommended safety measures intended to limit in-person interactions in any future pandemic.

The COVID-19 pandemic caused significant disruptions in the financial markets and any future pandemic could similarly cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. We cannot be certain what the overall impact of any future pandemic will be on our business. The extent of the impact of COVID-19 and any future pandemic on our business, financial condition, results of operations and prospects will depend on future developments that are uncertain.

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

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. In March 2023, a number of banks (e.g., Silicon Valley Bank, Signature Bank and Silvergate Capital Corp.) were placed into receivership, followed by First Republic Bank in May 2023. Although the Federal Deposit Insurance Corporation, or FDIC, and others have taken steps to reduce risk to uninsured depositors, borrowers under credit agreements, letters of credit and certain other financial instruments with such banks or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Even though we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors affecting the financial services industry or economy in general, such as these recent bank failures. These factors could also include, among others, liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry and the supervision thereof. In addition, investor concerns regarding the United States or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, which could have material adverse effect on our liquidity and on our business, financial condition or results of operations.

Risks Related to the Discovery and Development of our Product Candidates

We are early in our development efforts, and we only have two clinical-stage product candidates. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts, and we have advanced only two product candidates into clinical trials, losmapimod for the treatment of FSHD, and pociredir for the treatment of SCD (which was on clinical hold between February and August 2023). We have invested substantially all of our efforts and financial resources in identifying and validating and conducting clinical trials on cellular drug targets that can potentially modulate gene expression to address the root cause of genetically-defined rare diseases. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•
successfully completing preclinical studies and clinical trials;
•
allowance by the FDA or other regulatory agencies of the INDs, clinical trial applications, or CTAs, or other regulatory filings for losmapimod, pociredir and future product candidates;
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

We may not be successful in our efforts to build a pipeline of product candidates.

Our current strategy is focused on developing small molecules to improve the lives of patients with genetically defined rare diseases. Even if we are successful in identifying drug targets and potential product candidates, such candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. Identifying, developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in product development. We cannot provide stockholders any assurance that we will be able to successfully identify additional product candidates, including as a result of our collaboration with MyoKardia, advance any additional product candidates through the development process or successfully commercialize any such additional product candidates. Regulatory authorities have substantial discretion in the approval process and may cause delays in the approval or rejection of an application. As a result of these factors, it is difficult for us to predict the time and cost of product candidate development. There can be no assurance that any development problems we experience in the future related to our discovery technologies or any of our research or development programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. If we do not successfully identify, develop, obtain regulatory approval for and commercialize product candidates, we will not be able to generate product revenues.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. The results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We have two product candidates in clinical development. The risk of failure for each of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We have not yet completed a pivotal clinical trial of any product candidate. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. For example, pociredir, our clinical trial stage candidate to treat SCD, is an embryonic ectoderm development, or EED, inhibitor. EED is a member of the PRC2 complex, which also includes EZH2. There are approved products in the EZH2 class of medications and their approved labeling outlines safety risks, including an increased risk of malignancies. In the event that pociredir has similar safety risks as other PRC2 medications, this could impact its acceptance. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs and other regulatory filings in the United States and abroad. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory agencies will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin or continue. For example, in February 2023, the FDA imposed a clinical hold on our IND for pociredir in SCD. We worked diligently to resolve the hold as soon as possible, and in August 2023, the FDA lifted the clinical hold. Product candidates are subject to continued preclinical safety studies, which may be conducted concurrent with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, or at all. For example, we revised the inclusion and exclusion criteria of our clinical trial of pociredir in SCD to address the clinical hold imposed by the FDA, and there can be no certainty as to whether we will be successful in completing the clinical trial with its revised design. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. A lack of clinical benefit may be due to insufficient dosing or for other reasons. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any of our product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before approving any of our product candidates.

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
•
unforeseen global instability, including political instability, such as the Russian invasion of Ukraine or recent hostilities in Israel and Gaza Strip, or instability from an outbreak of pandemic or contagious disease in or around the countries in which we conduct our clinical trials, could delay the commencement or rate of completion of our clinical trials; and
•
regulators may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy, or REMS.

For example, in response to the COVID-19 pandemic, the clinical trial sites for our ReDUX4 trial temporarily postponed trial-related activities, impacting our clinical trial execution plans, and we cannot be certain that we will not face other postponements or similar difficulties in the future. Further, in February 2023, the FDA imposed a clinical hold on our IND for pociredir in SCD, which halted our clinical trial until the FDA lifted the clinical hold in August 2023.

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

Identifying and qualifying patients to participate in and complete clinical trials for our product candidates is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. For example, in our Phase 1b trial of pociredir, although we enrolled six subjects in the initial cohort, only three subjects remained evaluable as of the initial data cutoff date. Subsequently, we modified the study protocol to monitor subject adherence. However, if such protocols do not improve adherence and improve compliance, we may not be able to generate meaningful data. Furthermore, we may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. We revised the design of our clinical trial of pociredir in SCD to address the clinical hold imposed by the FDA, and there can be no certainty as to whether we will be successful in completing the clinical trial with its revised design, which include updated inclusion and exclusion criteria and thus a narrower set of eligible patients. Because of our primary focus on genetically-defined rare diseases, we may have difficulty enrolling a sufficient number of eligible patients.

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

For example, in February 2023, the FDA placed our IND for pociredir on clinical hold based on hematological malignancies observed in nonclinical toxicology studies. We addressed the FDA’s concern as diligently as possible, including FDA’s request for information about an SCD patient population with an appropriate benefit-risk profile for further clinical development of pociredir, and FDA's request for information to define the potential risk in any further studies that may be conducted in healthy volunteers. Although the FDA lifted the clinical hold in August 2023, we cannot make assurances that patients treated with pociredir will not develop hematological malignancies or other adverse events in the future. We also cannot make assurances that additional observations in preclinical studies of hematological malignancies or other adverse events will not occur. If such additional adverse events were to emerge, further advancement of our clinical studies could be halted or delayed and we may not receive regulatory approval for pociredir. Even if we receive regulatory approval for pociredir, our labeling may be restricted and/or market acceptance for our product may be diminished, and the commercial potential of our pociredir program may be materially and negatively impacted.

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

We do not have any manufacturing facilities. Although we believe we have obtained sufficient losmapimod tablets from GSK to complete our ongoing clinical trials of losmapimod for the treatment of FSHD, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it. We have also engaged CMOs to prepare our own API and to manufacture losmapimod tablets. Although we believe we have produced sufficient losmapimod tablets to complete our planned Phase 3 registrational trial, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it. In addition, although we believe we have obtained sufficient quantities of pociredir from a CMO for the completion of our Phase 1b clinical trial for SCD, we cannot be sure we have correctly estimated our drug product requirements, which could delay, prevent or impair our development efforts.

We expect to rely on third parties for the manufacture of pociredir for any future clinical trials and for the manufacture of any future product candidates for preclinical and clinical testing. We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any other product candidates for which we or our collaborators obtain marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Our future profitability will depend, in part, on our ability to commercialize our product candidates in markets outside of the United States and the European Union. If we commercialize our product candidates in foreign markets, we will be subject to additional risks and uncertainties, including:

•
economic weakness, including inflation, or political instability in particular economies and markets, which could include localized disputes that have a broader regional or global impact (such as the Russian invasion of Ukraine or recent hostilities in Israel and Gaza Strip);
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

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market.

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

Moreover, we or our licensors may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. For example, while we believe that the specific and generic claims contained in our U.S. patent provide protection for the method of using losmapimod for the treatment of FSHD and while we also believe that the specific and generic claims contained in our issued and pending U.S. non-provisional and provisional applications provide protection for the pharmaceutical compositions and methods of use for pociredir, third parties may nevertheless challenge such claims. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights and our ability to prevent others from competing with us would be impaired.

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

Our issued European patents could be subject to the jurisdiction of the UPC.

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

We are party to license and funding agreements, such as our agreement with GSK and our recent license agreement with CAMP4, and we may enter into additional licensing and funding arrangements with third parties that impose or may impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing and funding agreements, we are obligated to pay royalties on net product sales of product candidates or related technologies to the extent they are covered by the agreements. If we fail to comply with such obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements or require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations and prospects. We also have licenses and agreements to certain technologies that we use in our discovery efforts, all of which are non-exclusive. While we still face all of the risks described herein with respect to those agreements, we cannot prevent third parties from also accessing those technologies. In addition, our licenses may place restrictions on our future business opportunities. For example, under our license with GSK, GSK has certain rights of first negotiation if we wish to sublicense any of the patent or data rights licensed by GSK to us to a third party for use outside the United States. This may prevent or delay certain transactions, which could have an adverse effect on the development and commercialization of losmapimod and on our business.

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

In addition to seeking patents for our product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, to maintain our competitive position, including certain aspects of our discovery technology. We seek to protect our trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants, but we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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
•
portions of our discovery technology are protected by trade secrets, but much is not protected by intellectual property, including patents, trade secrets and know-how, and we may not be able to develop, acquire or in-license any patentable technologies or other intellectual property related to the unprotected portions of our discovery portfolio;
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

During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to a future pandemic or an outbreak of highly infectious or contagious disease, and may experience delays in their regulatory activities.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which precludes the FDA or the EMA from approving another marketing authorization application for the same drug for a certain time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years at the end of the fifth year if it is determined that a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified. Proposed amendments to European Union regulations regarding orphan medicines are under consideration that could reduce the ten-year marketing exclusivity period to eight to nine years (or even as little as three to five years for well-established medicines). The European Union’s April 2023 draft legislative proposal is under review, including by the European Parliament and European Council but, if implemented in due course, may mean that orphan medicines have reduced marketing exclusivity.

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

The FDA granted fast track designation to losmapimod for the treatment of FSHD and to pociredir for the treatment of SCD, and we may seek fast track designation for some of our other product candidates as well as breakthrough therapy designation, including for losmapimod. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure stockholders that the FDA would decide to grant it. Even with fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

There may be further divergence in the future, including with regard to administrative burdens. The UK Government has also now introduced a Data Protection and Digital Information Bill, or the UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the European Union and the United Kingdom, and we will need to amend our processes and procedures to align with the new framework.

Similar data protection laws are either in place or under way in the United States. There are a broad variety of privacy and data security laws and regulations that may be applicable to our activities governing the collection, use, disclosure, and protection of health-related and other personal information (including, state data breach notification laws, health information and/or genetic privacy laws and federal and state consumer protection laws including Section 5 of the FTC Act, HIPAA, and the California Consumer Privacy Act, or CCPA). For example, the CCPA as amended by the California Privacy Rights Act, has created certain requirements for data use, sharing and transparency, and provides California residents certain rights concerning their personal information. Many other states, including Virginia, Colorado and Connecticut, have implemented privacy legislation similar to the CCPA, and various other U.S. states are either preparing to implement their own regulatory frameworks or are considering similar legislation. A wide range of enforcement agencies at both the state and federal levels can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. For more information regarding the GDPR, the CCPA and other regulations, see Item 1 “Business –Government Regulation and Product Approvals” in the 2022 Annual Report.

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

In addition, multiple executive orders have been issued that seek to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current administration may reverse or otherwise change these measures, both the current administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

As of October 31, 2023, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 54.6% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

10.1*†	License Agreement, effective as of July 5, 2023, by and between the Registrant and CAMP4 Therapeutics Corporation.
10.2*#	Employment Agreement, dated August 7, 2023, by and between the Registrant and Alan A. Musso.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

FULCRUM THERAPEUTICS, INC.

Date: November 7, 2023	By:	/s/ Alex C. Sapir
Alex C. Sapir
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Alan Musso
Alan Musso
Chief Financial Officer (Principal Financial Officer)