Form 10-K
period 2023-12-31
Fulcrum Therapeutics, Inc.
filed 2024-02-27
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 30, 2023, was approximately $163,559,530.

The number of shares of registrant’s common stock outstanding as of February 20, 2024 was 61,935,171.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2024 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “Fulcrum,” “Fulcrum Therapeutics,” “the Company,” “we,” “us,” “our” and similar references refer to Fulcrum Therapeutics, Inc. together with its consolidated subsidiary. The Fulcrum Therapeutics logo and other trademarks or service marks of Fulcrum Therapeutics, Inc. appearing in this Annual Report on Form 10-K are the property of Fulcrum Therapeutics, Inc. This Annual Report on Form 10-K also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders.

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
•
our intellectual property position;
•
the progress and results of our collaboration with MyoKardia, Inc., or MyoKardia, a wholly-owned subsidiary of Bristol-Myers Squibb Company, or under our exclusive global license agreement with CAMP4 Therapeutics Corp., or CAMP4;
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

i

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the "Risk Factors" section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $97.3 million for the year ended December 31, 2023 and $109.9 million for the year ended December 31, 2022. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of December 31, 2023, we had an accumulated deficit of $509.7 million.
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

ii

•
We may not be successful in our efforts to use our discovery approach to build a pipeline of product candidates.
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
•
Our business was negatively impacted by the COVID-19 pandemic and may in the future be impacted by any future pandemics, as well as other geopolitical events that can impact our clinical trials or the supply chain, such as the Russian invasion of Ukraine or recent hostilities in Israel and the Gaza Strip. These events may continue to, and any future pandemics may, adversely impact economies worldwide, which could result in adverse effects on our business and operations.

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing small molecules to improve the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our most advanced clinical-stage product candidate, losmapimod, is being developed for the potential treatment of facioscapulohumeral muscular dystrophy, or FSHD. Our other clinical-stage product candidate is pociredir, formerly known as FTX-6058, which is being developed for the potential treatment of sickle cell disease, or SCD. We initiated REACH, a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of losmapimod in the second quarter of 2022 and we completed enrollment during September 2023. The trial enrolled 260 patients. We expect to report topline data from REACH in the fourth quarter of 2024.

In January 2023, we announced interim data from our Phase 1b clinical trial of pociredir in SCD. We completed enrollment in the 6 mg and 2 mg dose cohorts, and we do not plan to enroll additional subjects in these cohorts. Although we commenced enrollment in the 12 mg dose cohort, in February 2023 the U.S. Food and Drug Administration, or FDA, placed a full clinical hold on the Investigational New Drug, or IND, application for pociredir for SCD, which was lifted in August 2023. The Phase 1b clinical trial is being re-initiated at the 12 mg once daily dose level, with that cohort expected to enroll approximately 10 patients, and will be followed by an additional cohort of approximately 10 patients at the 20 mg once daily dose level. Following the clinical hold, we amended the protocol to revise the inclusion and exclusion criteria for the Phase 1b clinical trial to target patients with higher disease severity.

In addition to product candidate development, we have developed a drug discovery approach that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat known root causes of genetically defined rare diseases. Our discovery approach led to the identification of both losmapimod for FSHD and pociredir for SCD, as well as a robust discovery pipeline. With our priorities focused on the development and potential commercialization of our two clinical-stage assets, losmapimod and pociredir, and ongoing work on our preclinical programs in hematology and muscle diseases, we are realigning our strategy and resources accordingly and will be winding down certain exploratory activities from our discovery efforts.

Our Pipeline

Using our discovery approach, we have generated a pipeline of potentially disease-modifying therapies that address the known root causes of rare genetic diseases. The following chart summarizes key information about our pipeline of clinical stage and pre-clinical programs.

Our Strategy

Through our focus on the development of small molecules, including our product candidates for the treatment of FSHD and SCD, our aim is to address unmet need in patients with genetically defined rare diseases that are debilitating and, in the case of SCD, life-threatening. The key components of our strategy include:

•
Rapidly develop losmapimod for the treatment of FSHD. We aim to rapidly complete the clinical development of losmapimod for the treatment of FSHD to support regulatory approval. In the second quarter of 2022, we initiated REACH, a randomized, double-blind, placebo-controlled, 48-week Phase 3 clinical trial to evaluate the efficacy and safety of losmapimod for the treatment of FSHD. We completed enrollment in September 2023 and expect to report topline data in the fourth quarter of 2024.
•
Rapidly develop pociredir for the treatment of SCD. We aim to rapidly complete the clinical development of pociredir for the treatment of SCD to support regulatory approval. We are currently reinitiating the Phase 1b clinical trial at the 12 mg once daily dose level, with that cohort expected to enroll approximately 10 patients, which will be followed by an additional cohort of approximately 10 patients at the 20 mg once daily dose level.
•
Continue to apply our discovery efforts to grow our portfolio of product candidates for the treatment of genetically defined rare diseases. We have developed a discovery approach that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat known root causes of genetically defined rare diseases, with a focus on muscle and hematology diseases. We also seek to explore opportunities to acquire or in-license complementary technologies or therapies, such as our recent exclusive global license agreement with CAMP4 Therapeutics Corp., or CAMP4.
•
Maximize the commercial potential of our product candidates. We have retained all rights to our lead product candidates focused on rare genetically defined diseases, and we plan to commercialize any approved product for such rare genetically defined diseases using a targeted sales infrastructure. We may in the future pursue commercialization partnerships for certain product candidates and/or markets outside the United States.
•
Selectively enter into strategic partnerships to maximize the value of our discovery approach and pipeline. Given the breadth of opportunities for our discovery approach to discover drug targets and develop product candidates for genetically defined diseases, we may enter into strategic partnerships for certain drug targets, product candidates or disease areas, such as our collaboration and license agreement with MyoKardia, a wholly-owned subsidiary of Bristol Myers Squibb. Partnerships may provide an attractive avenue for expanding the impact of our discovery efforts.

Our Lead Product Candidates

We have used our discovery approach and screening efforts to identify drug targets for our lead product candidates and currently have two product candidates in clinical trials, as shown in the following chart.

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

Based on an estimated prevalence of approximately 1 in 8,000 people to 1 in 20,000 people (Jia et al, 2021, Neuromuscular Disorders) and a U.S. population of approximately 333 million people, we estimate that the FSHD patient population is approximately 30,000 individuals in the United States. We believe that there may be additional patients who are not formally diagnosed due to a perceived difficulty of obtaining a diagnosis and the fact that there are no approved treatments. Approximately two-thirds of FSHD cases are familial-inherited in an autosomal dominant fashion and one-third of cases are sporadic. FSHD affects all ethnic groups with similar incidence and prevalence.

Current treatment of FSHD is limited to symptomatic management including physical/ occupational therapy, low-intensity aerobic exercise tailored to the patient’s distribution of weakness, and general pain management, which may provide limited beneficial effect. Limited range of motion in the shoulder girdle can stem from periscapular muscle weakness leading to scapular winging and in such cases, surgical scapular fixation can result in some functional improvement for certain patients.

FSHD Biology

FSHD is caused by aberrant expression of DUX4 in skeletal muscle resulting in the inappropriate presence of DUX4 protein, a transcription factor causing the expression of other genes. Normally, DUX4-driven gene expression is limited to early embryonic development, after which time the DUX4 gene is silenced. In patients with FSHD, aberrant production of DUX4 protein in skeletal muscle regulates other genes encoding proteins, some of which are toxic to the muscle. The result of aberrant DUX4 expression in FSHD is death of muscle and its replacement by fat, resulting in skeletal muscle weakness and progressive disability. We believe that reducing expression of the DUX4 gene and its downstream transcriptional program could provide a disease-modifying therapeutic approach for the treatment of FSHD at its root cause. Published preclinical and human data, in addition to in vitro experiments that we have conducted, suggest that any reduction in DUX4 expression may be beneficial for patients. In preclinical studies, we have demonstrated that there is a direct relationship between muscle cell death (apoptosis) and the level of DUX4 expression, and a reduction in DUX4 leads to a concomitant decrease in apoptosis. As illustrated in the graphic below, in animal models where expression of DUX4 in skeletal muscle is induced, a corresponding loss of function is observed with increasing levels of DUX4 expression. In these animal models where low levels of DUX4 are expressed, the animals performed similarly to healthy animals in a mobility assessment, suggesting that complete DUX4 reduction is not required for a functional benefit. Data from human muscle biopsies likewise indicated that increased DUX4 activity is related to worsening muscle pathology.

No DUX4 Expression
Mild DUX4 Expression
Severe DUX4 Expression
Time of fatigue (min)
25
20
15
10
5
0
D0
D3
D6
D10
D16
D23
D29
***
***
***
***
***
***
***
***
***
***
***
***
n=7
n=7
n=16

***: P-value = <0.001

In all patients with FSHD, the DUX4 gene is unsilenced, or de-repressed, as a result of one of two different types of genetic alterations, leading to FSHD1 or FSHD2; both FSHD1 and FSHD2 converge on a common downstream pathway resulting in a clinically indistinguishable phenotype. Approximately 95% of patients have FSHD1 and approximately 5% of patients have FSHD2. FSHD1 is caused by the contraction of an array of DNA, known as a D4Z4 repeat, from greater than ten repeat units to nine or fewer units. This contraction causes de-repression of DUX4. Patients with FSHD2 do not have meaningful D4Z4 repeat contraction, but have mutations in regulatory genes, primarily the SMCHD1 gene, which normally contribute to the repression of the DUX4 gene via DNA methylation.

Identification of the Drug Target for FSHD

We utilized patient-derived FSHD1 muscle cells, known as myotubes, and screened them with our small molecule probe library to identify drug targets that reduced DUX4 expression. While we identified several potential drug targets, the modulation of the majority of the targets adversely affected the health or differentiation of muscle cells. However, one drug target that we identified from our screening efforts for which we did not observe adverse cell health consequences was p38α/ß, which had been studied extensively in other diseases but had not been reported to be linked to DUX4 expression or FSHD until we conducted our screening efforts. We evaluated multiple small molecule p38α/ß inhibitors and observed a consistent reduction of both DUX4 expression and DUX4-driven gene transcripts with each p38α/ß inhibitor. We conducted further validation experiments to confirm that inhibition of p38α using genetic approaches such as siRNA and CRISPR single-guide RNAs also led to a reduction in DUX4 expression. Additionally, researchers from Saint Louis University independently published the results of a study that concluded that inhibitors of p38α/ß, including losmapimod, suppressed DUX4 expression in cellular and animal FSHD models.

Losmapimod Overview

After identifying p38α/ß as a potential drug target, we evaluated multiple small molecule inhibitors of p38α/ß. Each of these inhibitors had previously been evaluated in clinical trials for the treatment of various diseases but never in muscle disorders. As a result of our evaluation and relative to other p38α/ß inhibitors, we identified losmapimod as the preferred development candidate based on substantial and attractive preclinical and clinical data regarding safety, pharmacokinetics, or PK, and target inhibition, and its advanced stage of development. Losmapimod was originally evaluated by GSK plc, or GSK, in nearly 3,500 subjects in clinical trials across multiple indications and in multiple countries. GSK did not evaluate losmapimod in FSHD or in any other muscle disorder. Although GSK did not pursue regulatory approval in the indications evaluated, losmapimod demonstrated an attractive PK, pharmacodynamics, or PD, safety and tolerability profile, including in chronic dosing. Additionally, we observed in preclinical studies using losmapimod that inhibition of the p38α/ß pathway reduced DUX4 expression and downstream gene expression. After identifying losmapimod, we in-licensed the molecule from GSK because we believed that its existing safety data and pharmacology history would significantly expedite our development plan and enhance our future regulatory submissions.

In June 2021, we reported full data from the randomized, double-blind placebo-controlled multicenter international Phase 2b clinical trial, or ReDUX4. Although the primary endpoint was not met, we demonstrated slowing of disease progression and improved function in FSHD patients treated with losmapimod compared to placebo. In October 2022, we presented data through 96 weeks from the open label extension portion of ReDUX4, which showed that patients in the initial treatment-arm who continued to receive losmapimod experienced maintenance of effect through 96 weeks as measured by reachable workspace, or RWS, mean change from baseline. Additionally, patients who crossed over from placebo to losmapimod after the initial 48 week trial period showed improvement and slowing of disease progression as measured by RWS mean change from baseline.

In the second quarter of 2022, we initiated REACH, a randomized, double-blind, placebo-controlled, 48-week Phase 3 clinical trial to evaluate the efficacy of losmapimod for the treatment of FSHD. We completed enrollment in September 2023 and expect to report topline data in the fourth quarter of 2024.

In January 2020, the FDA granted orphan drug designation to losmapimod for the treatment of FSHD. In March 2020, the EMA granted orphan drug designation to losmapimod for the treatment of FSHD. In May 2021, the FDA granted fast track designation to losmapimod for the treatment of FSHD.

Clinical Trial: Phase 2b (ReDUX4)

In June 2021, we presented full data from our randomized, double-blind, placebo-controlled multicenter international Phase 2b clinical trial, the ReDUX4 trial, in 80 patients with FSHD1 and clinical severity scores of two to four on the Ricci scale. In this trial, we evaluated treatment with 15 mg of losmapimod or placebo tablets twice per day over a 24 or 48-week period. Patients were randomized 1:1 between the treatment and placebo arms.

The primary endpoint was the change in DUX4-driven gene expression in affected skeletal muscle at 16 or 36 weeks, which was included as an experimental biomarker. The trial was also designed to capture a wide range of data relating to FSHD progression in addition to safety, target engagement and PK data. The secondary endpoints were evaluation of safety and tolerability in FSHD patients, PK in blood, losmapimod concentration in skeletal muscle biopsies, target engagement in blood and in muscle biopsies, and efficacy based on the whole-body skeletal muscle MRI biomarker. The whole-body MRI scans evaluated changes in muscle fat infiltration, or MFI, muscle fat fraction, or MFF and lean muscle volume, or LMV. The muscles evaluated in the trial were classified as normal appearing (not affected by disease), intermediate (clearly affected by disease but not so severely fat-replaced to have lost all function) or end stage (severely fat-replaced and have lost most if not all function). The exploratory endpoints included RWS, timed up and go, or TUG test, an optimized timed up and go test for FSHD, or FSHD TUG, muscle strength measured by hand-held dynamometry, other muscle function measures and patient reported outcomes.

The original design of ReDUX4 included a muscle biopsy at week 16 during the 24-week treatment period followed by an open label extension. Sixteen of the 80 subjects in the trial completed the 24-week treatment period and rolled over to the open label extension portion of the trial. As a result of the impact of the COVID-19 pandemic on clinical site visits, we extended the ReDUX4 treatment period from 24 to 48 weeks through a protocol amendment to ensure the safety of the subjects and to allow for the opportunity for a biopsy either at week 16 as originally intended or at week 36. Approximately 64 subjects who did not complete the original 24-week treatment period continued in the 48-week treatment period in the randomized portion of the trial. The extension from 24 to 48 weeks also allowed for a longer assessment in a placebo-controlled design of the skeletal muscle MRI secondary endpoint and the various exploratory clinical endpoints, such as RWS, optimized FSHD TUG test, muscle function measures and patient reported outcomes.

ReDUX4 did not meet the primary endpoint, which was change from baseline in DUX4-driven gene expression in affected skeletal muscle at Week 16 or Week 36. Secondary and exploratory endpoints showed clinically relevant and nominally statistically significant benefits in the losmapimod treated group versus placebo on multiple measures of structural and functional FSHD progression and patient reported outcomes at 48 weeks. As the primary endpoint was not met, all comparative analyses were reported with nominal statistical p-values.

•
Treatment with losmapimod was shown to slow the rate of decline and improve accessible surface area in RWS measures (p<0.05). RWS, operationalized as relative surface area, or RSA, assessed over five quadrants, is a measure of function that assesses upper extremity range of motion. Prior studies have shown that RWS correlates with changes in the ability of patients to independently perform activities of daily living. Based on published results, RWS is an important measure of independence. FSHD tends to progress from the upper body down, and loss of shoulder movement leads to loss of mobility. Over the 48-week placebo-controlled treatment period, losmapimod resulted in significant improvements in total RSA (assessed with a 500 gram wrist weight) compared with placebo, measured on a 0-1.25 scale, with 1.25 being the greatest RSA. Based on the average of both arms, the total arm RSA was 0.020 for the losmapimod group and and -0.027 for the placebo group, reflecting a difference of 0.047, with a 95% confidence interval of 0.010 and 0.084, respectively (p=0.014).
•
Losmapimod-treated participants showed decreased progression in the treatment efficacy composite measure of MFI as measured in intermediate muscles, those most likely to show change over the duration of the study (p=0.01). Normal appearing muscles appeared to be preserved in the losmapimod group versus placebo based on a post hoc analysis. MFI is a measure of diffuse fatty infiltration in lean muscle tissue that is correlated with disease severity in FSHD.
•
Losmapimod-treated participants showed improved patient-reported outcomes compared to placebo through the PGIC assessment (p=0.02). PGIC, a measure of self-reported change in how a patient feels and functions, shows whether participants were able to recognize improvements after 48 weeks of treatment. More participants in the losmapimod group reported improvement at 48 weeks compared to placebo. Four times more losmapimod participants reported improvement over time as compared to participants treated with placebo. Importantly, fewer losmapimod participants reported worsening as compared to placebo, and no losmapimod participants reported being “much worse” as compared to more than 13% of placebo participants, who reported that their disease had become “much worse.”

Additional secondary and exploratory endpoints measuring disease progression and function demonstrated differences between losmapimod and placebo at week 48. In a post hoc analysis, losmapimod-treated participants showed improvement or less worsening in muscle strength of the shoulder abductors (~ +18% to ~ -4%) and ankle dorsiflexors (~ +13% to ~ +27%), two muscle groups particularly affected in FSHD, as measured by maximum percent change dynamometry, versus subjects in the placebo group who lost strength in shoulder abductors (~ -13% to ~ – 17%) and ankle dorsiflexors (~-26% to ~-10%). Functional scales including RWS and TUG showed improvements in limb function consistent with dynamometry results. Two recently designed scales (FSHD TUG, and FSHD Health Index), did not demonstrate changes from baseline in either group or differences between losmapimod and placebo groups, suggesting that these tests are not sensitive to change over the 48-week time period. Motor function measure also showed no changes in either group or differences between the groups over 48 weeks. There was no difference in MFF or LMV between losmapimod and placebo groups at 48 weeks in intermediate muscles.

Safety and tolerability data were consistent with previously reported results with no drug-related serious adverse events, or SAEs, reported. Losmapimod was generally well-tolerated and the majority of treatment emergent adverse events, or TEAEs, were deemed unlikely related or not related to study drug by the investigator. There were three SAEs (post-op wound infection, alcohol poisoning and a suicide attempt) reported in two participants in the losmapimod group, each assessed as unrelated to losmapimod. There were no deaths or discontinuations due to adverse events. Losmapimod has been evaluated in over 3,600 subjects in clinical trials across multiple indications, including FSHD.

In February 2020 we initiated an open label extension of the ReDUX4 trial to enable patients who completed the 24-week or 48-week treatment period with losmapimod or placebo in ReDUX4 to receive long term treatment with losmapimod. This open label extension, which is ongoing, includes clinical assessments of safety every three months. Subsequent to week 168, patients will only be monitored for safety and tolerability.

In October 2022, we presented data through 96 weeks from the open label extension portion of ReDUX4. Data presented showed that patients in the initial treatment-arm who continued to receive losmapimod experienced maintenance of effect through 96 weeks as measured by RWS mean change from baseline. Additionally, patients who crossed over from placebo to losmapimod after the initial 48-week trial period showed improvement and slowing of disease progression as measured by RWS mean change from baseline. Losmapimod continued to demonstrate an encouraging safety profile and was generally well-tolerated. 97% of participants in the initial 48 week study remained in the open label extension at week 96. The figure below illustrates annualized percentage change of average total RSA with 500 gram weights.

REACH, a Phase 3 Registrational Trial

We initiated REACH, a Phase 3 trial of losmapimod in FSHD, in the second quarter of 2022 and we completed enrollment in September 2023. We expect to report topline data in the fourth quarter of 2024. Based on data from ReDUX4, we engaged with U.S. and EU regulatory agencies, including the FDA, to discuss key aspects of the design of a Phase 3 trial intended to support a full approval. REACH is a randomized, double-blind, placebo-controlled, multi-national trial to evaluate the efficacy and safety of losmapimod for the treatment of FSHD. The trial enrolled 260 adults with FSHD. Patients are randomized 1:1 to receive either losmapimod, administered orally as a 15 mg tablet twice a day, or placebo, and are evaluated over a 48-week treatment period. The primary endpoint of the study is the absolute change from baseline in RWS.

Secondary endpoints include MFI, shoulder dynamometry, PGIC, and Neuro QoL UE. The trial also includes patient-centered assessments of healthcare utilization.

Following the 48-week treatment period with losmapimod or placebo, patients may elect to continue in an open label extension of REACH to receive long term treatment with losmapimod, which is ongoing.

Clinical Trial: Phase 2 Open Label Study Trial

In parallel with the ReDUX4 Phase 2b clinical trial, we also initiated an open label, single center Phase 2 clinical trial of losmapimod in up to 16 patients with FSHD and clinical severity scores of two to four on the Ricci scale. In the first part of the trial, patients received tablets containing 15 mg of losmapimod twice per day for up to 52 weeks. The treatment period was preceded by eight weeks of pre-treatment assessments to establish a baseline for musculoskeletal MRI biomarkers and clinical outcome assessments. We also performed an outpatient mobility assessment using wearable sensors. After the 52-week treatment period, participants had the option to elect to continue in an extension of the study, which is ongoing. We are conducting the trial at a single center in the Netherlands.

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

In the initial 52-week treatment period, we measured DUX4-driven gene expression before and during treatment using muscle needle biopsies in affected muscles. Patients underwent muscle biopsy pre-treatment, and then a second biopsy on-treatment at either Week 4 or Week 8.

We measured potential losmapimod treatment effects on shoulder and upper arm function and mobility/ambulation, as well as on muscle strength and function and quality of life and activities of daily living, similar to the assessments in the Phase 2b clinical trial. The clinical outcome assessments were RWS, FSHD-TUG, muscle strength, motor function ability and generic and FSHD-specific patient reports of quality of life and activities of daily living. Other exploratory assessments included the six minute walk test, spirometry, and muscle ultrasound. There was also an assessment of day-to-day mobility using wearable sensors. Subsequent to Week 156, this open label extension only includes clinical assessments of safety every three months.

Natural History Studies

The Clinical Trial Readiness to Solve Barriers to Drug Development in FSHD, or ReSOLVE study, is an ongoing natural history study funded by the NIH with additional support from industry (including our company) to help identify the patient population, efficacy biomarker and clinical outcome assessments for future FSHD drug trials. The study is being coordinated by the University of Rochester and University of Kansas Medical Center and enrolled the first subject in April 2018. The study has enrolled 235 subjects (158 in the U.S. and 77 in Europe) across a network of eleven U.S. clinical centers and three European clinical centers and evaluates multiple biomarkers and clinical outcome assessments that may be suitable for clinical trials and patient selection criteria based on genetic, demographic or clinical characteristics. We also believe that this study may provide valuable insights into the timeline for disease progression and functional changes in FSHD in the absence of treatment.

A third-party study (Hatch et al, 2019, Neuromuscular Disorders) assessed changes in RWS for 18 subjects with FSHD for up to five years. As illustrated in the figure below, the study concluded that the RWS measure is able to detect slow declines in upper extremity function in subjects with FSHD as early as 1 year. The study also found that the most notable declines in RWS were in above-the-shoulder level quadrants with no significant changes in lower quadrants and that RWS declined more significantly if the subjects wore 500-gram weights on their wrists.

The figure above illustrates RWS in four quadrants. The optimized RWS, as evaluated in Phase 2 ReDUX4 and the primary endpoint in Phase 3 REACH, includes an additional domain (Q5) for the lower back, as illustrated in the figure below. This posterior-facing quadrant (Q5) is associated with functional hygiene/toileting activities.

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

In clinical trials of losmapimod conducted by GSK, no significant differences were observed in the frequency of adverse events, or AEs, in subjects given losmapimod and subjects given placebo. GSK generally observed a similar frequency of SAEs and deaths between patients given losmapimod and patients given placebo. These trials included extensive evaluation of the cardiovascular risk profile of losmapimod, including completion of an evaluation of the potential to prolong corrected QT. GSK reported that there was no clinically relevant difference with regard to the occurrence of electrocardiogram abnormalities post-baseline or vital signs with losmapimod as compared to placebo. GSK did not identify a safety signal attributed to losmapimod in any of these trials. There were no SAEs reported in 14 of these 24 clinical trials of losmapimod.

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

There were also ten SAEs of fatality in the placebo group and 13 SAEs of fatality in the losmapimod group. In the placebo group, the SAEs of fatality were infections and infestations (two), general disorders and administrative site conditions (two), respiratory, thoracic and mediastinal disorders (three), cardiac disorder (one), gastrointestinal disorder (one) and neoplasm (one). In the losmapimod group, the SAEs of fatality were infections and infestations (four), general disorders and administrative site conditions (three), respiratory, thoracic and mediastinal disorders (two), cardiac disorder (one), injury poisoning and procedural complications (one), gastrointestinal disorder (one) and neoplasm (one).

Among the total of 14 Phase 1 and Phase 2 placebo-controlled clinical trials of losmapimod (N=1327 on losmapimod; N=735 on placebo), the distribution of SAEs was similar among losmapimod-treated and placebo-treated subjects. The most common SAEs were cardiac disorders (2% placebo; 3% losmapimod) and respiratory, thoracic and mediastinal disorders (1% placebo; 2% losmapimod). SAEs were reported in 11 of these 14 trials; 3 trials reported no SAEs.

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

Pociredir

We are developing pociredir, which is designed to elevate the level of fetal hemoglobin, or HbF, for the treatment of people with SCD. We also believe that people with some types of ß-thalassemia may benefit from treatment with pociredir.

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

Several approved drug treatments for SCD focus primarily on the management and reduction of painful vaso-occlusive crises, and improvement of hemolytic anemia, as well as gene therapies for the treatment of severe SCD. Despite ongoing efforts to develop and commercialize treatments for SCD, we believe there is still a high unmet need that could be better addressed by a small molecule, oral therapy capable of increasing HbF production. See “Competition” for a more comprehensive description of the competitive landscape in SCD.

SCD Biology

SCD is caused by a mutation in the HBB gene. This gene encodes a protein that is a key component of hemoglobin, a protein complex whose function is to transport oxygen in the body. Hemoglobin in adults is a complex of four proteins, two hemoglobin ß-subunits and two hemoglobin α-subunits. In people with SCD, hemoglobin is composed of two mutant ß-subunits and two α-subunits and the result is the formation of HbS. The result of the mutation is less efficient oxygen transport and the formation of RBCs that have a sickle shape. These sickle shaped cells are much less flexible than healthy cells and can block blood vessels (vaso-occlusion) or rupture (lysis), leading to pain, anemia, irreversible organ damage or even death.

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

Identification of the Drug Target for SCD

We conducted target identification and validation activities using human umbilical cord blood-derived erythroid progenitor 2, or HUDEP2, cells as a model to study HbF reactivation. HUDEP2 cells are immature RBCs. By screening our small molecule probe library and a CRISPR library, we identified several potential drug targets that activated the HBG1/2 genes and resulted in HbF elevation. Each screening approach identified the same protein complex, PRC2, which we believe plays an important role in the expression of genes responsible for the production of HbF. We conducted additional validation experiments in which we observed that inhibition of several components of this complex resulted in the desired elevation of HbF. We also observed that inhibition of these components did not adversely affect important cell health markers.

We selected a component of this protein complex, EED, for drug discovery activities following an assessment of its tractability as a drug target,. The normal physiological role of EED is to facilitate a post-translational protein modification, and the goal of our medicinal chemistry program was to optimize inhibitors of EED. We developed in vitro and in vivo target engagement assays, as well as enabled X-ray crystallography, to discover and develop pociredir, a novel small molecule inhibitor of the EED subunit of PRC2.

Pociredir

Pociredir is an oral HbF inducer that is in development for SCD. Pociredir is designed to bind to EED and inhibit the transcriptional silencing activity of PRC2. Inhibition of EED leads to potent downregulation of key fetal globin repressors, including BCL11A, thereby causing an increase in HbF. EED is a member of the PRC2 complex, which also includes EZH2. There are approved products in the EZH2 class of medications and their approved labeling outlines safety risks, including an increased risk of hematologic malignancies. We initiated our Phase 1b clinical trial of pociredir in SCD in the fourth quarter of 2021. In February 2022, the FDA granted orphan drug designation to pociredir for the treatment of SCD. In December 2022, the FDA granted fast track designation to pociredir for SCD. In February 2023, the FDA placed the IND for pociredir for the potential treatment of SCD on full clinical hold. Accordingly, we suspended enrollment and dosing in the Phase 1b trial of pociredir and withdrew our separate IND for pociredir in ß-thalassemia. The FDA’s clinical hold referenced the data from toxicology studies in rats and dogs that we submitted to the IND in April, October, and December 2022, as well as a response to an early February 2023 information request from the FDA about these toxicology studies that we submitted in mid-February 2023.

As part of our pociredir development program, we have conducted numerous non-clinical toxicology studies, including studies conducted under good laboratory practice, or GLP. These toxicology studies have included repeat-dose maximum tolerated dose and dose range finding studies; 28-day, 13-week, 17-week, and 26-week studies in rats; and 28-day, 13-week, and 39-week studies in dogs. In connection with the clinical hold, the FDA noted that the profile of hematological malignancies observed in the toxicology studies of pociredir is similar to that observed with other inhibitors of PRC2 and that hematological malignancies have been reported clinically with other inhibitors of PRC2.

In August 2023, the FDA lifted the full clinical hold on the IND for pociredir for the potential treatment of SCD of full clinical hold. The Phase 1b clinical trial is being re-initiated at the 12 mg once daily dose level, with that cohort expected to enroll approximately 10 patients, followed by an additional cohort of 10 patients at the 20 mg once daily dose level. The protocol was amended to revise the inclusion and exclusion criteria to target patients with higher disease severity. Key inclusion criteria includes patients with certain frequencies of vaso-occlusive crises and/or other specified measures of severity, previous experience with hydroxyurea, and previous experience with a stable dose of voxelotor, crizanlizumab, or L-glutamine (or lack of access to these advanced therapies). Key exclusion criteria excludes subjects currently on or having received hydroxyurea and voxelotor, crizanlizumab or L-glutamine within 60 days prior to initiating pociredir.

Clinical Trial: Phase 1b

In January 2023, we announced Phase 1b data from subjects in the 6 mg dose cohort, as well as completion of enrollment in the 6 mg and 2 mg dose cohorts and commencement of enrollment in the 12 mg dose cohort. Until being placed on clinical hold in February 2023, the Phase 1b trial was evaluating subjects both on and off background hydroxyurea therapy.

Phase 1b data from subjects in the 6 mg dose cohort (n=10) showed up to 9.5% absolute HbF increases from baseline. These data suggested no difference in response in subjects on (n=3) and off (n=7) background hydroxyurea. We also observed improved biomarkers of hemolysis in evaluable subjects dosed at 6 mg. The figures below illustrate percentage HbF increase by HPLC and absolute percentage HbF change from baseline for evaluable subjects (n=7) in the 6 mg dose cohort. Subjects with asterisks were on background hydroxyurea.

We have completed enrollment and dosing in the 6 mg and 2 mg dose cohorts, and we do not plan to enroll or dose additional subjects in these cohorts if we are able to resolve the clinical hold. Data from subjects in the 2 mg dose cohort (n=2), showed up to 4.6% absolute HbF increases from baseline.

Safety Follow-up
Subject 11
Subject 12
%HbF (HPLC)
25
20
15
10
5
0
0
14
28
42
56
70
84
98
112
Day

Safety Follow-up
Subject 11
Subject 12
Absolute %HbF Change from Baseline
10
8
6
4
2
0
0
14
28
42
56
70
84
98
112
Day

Data from subjects in the 12 mg dose cohort (n=3), prior to the suspension of the trial in February 2023, showed up to 10.0% absolute HbF increases from baseline, or total HbF of ~25.0%, after 42 days of treatment (the full three months of treatment was interrupted by the clinical hold). Subjects with asterisks were on background hydroxyurea.

Increases in HbF have been shown to reduce the frequency or severity of a broad range of SCD symptoms, including VOC, anemia, pain, infection, stroke and others. Based on a large body of genetic, clinical, and observational evidence showing the effects of higher levels of HbF in people with SCD, for a given patient, even small increases in total HbF are expected to be associated with clinical benefit, with levels in the upper 20% to lower 30%-range being associated with significant reductions in the manifestations of SCD. We believe these initial data showing that pociredir increases HbF levels by up to ~10.0% from baseline after as few as six weeks of therapy support its potential to become a transformative therapy for people living with SCD.

Pociredir was generally well-tolerated as of the March 3, 2023 data cutoff date. There have been 23 TEAEs reported as of the data cutoff date, eight of which were reported as possibly related to study drug (headache, lip numbness, diarrhea, fatigue, somnolence, nausea or tinnitus), none of which were severe and were deemed non-serious. There have been no discontinuations due to TEAEs as of the data cutoff date. Four of the 23 TEAEs were characterized as VOCs, and were deemed unrelated to pociredir; one of these was reported as a serious adverse event, or SAE, with acute chest syndrome in a subject who was non-adherent to study drug administration.

In August 2023, the FDA lifted the full clinical hold on the IND for pociredir for the potential treatment of SCD of full clinical hold. The Phase 1b clinical trial is being re-initiated at the 12 mg once daily dose level, with that cohort expected to enroll approximately 10 patients, followed by an additional cohort of 10 patients at the 20 mg once daily dose level. The protocol was amended to revise the inclusion and exclusion criteria to target patients with higher disease severity.

Clinical Trial: Phase 1 Healthy Volunteers

In the fourth quarter of 2020, we initiated a Phase 1 clinical trial of pociredir in healthy adult volunteers. The Phase 1 randomized, double-blind, placebo-controlled trial was designed to evaluate the safety, tolerability, and PK of ascending doses of pociredir. In the single ascending dose, or SAD, cohorts, healthy volunteers received one dose of either placebo or 2, 4, 10, 20, 30, 40 or 60 mg of pociredir. In the multiple ascending dose, or MAD cohorts, healthy volunteers received a once-daily dose of placebo or 2, 6, 10, 20 or 30 mg of pociredir for 14 consecutive days. Each MAD cohort had six subjects on drug and two on placebo. Food effect was also studied in a separate 20 mg dose cohort. Exploratory measures were included in the MAD cohorts to assess target engagement, changes in human hemoglobin messenger RNA, or HBG mRNA, and HbF-containing reticulocytes, or F-reticulocytes.

We reported data from the 2, 4, 10, 20, 30 and 40 mg SAD cohorts and the 2, 6 and 10 mg MAD cohorts in healthy volunteers in August 2021, and we reported data from the 60 mg SAD cohort and the 20 and 30 mg MAD cohorts in healthy volunteers, as well as data from the 20 mg cohort assessing food effect in December 2021.

Pociredir was generally well-tolerated in healthy adult volunteers with no SAEs reported and no discontinuations due to TEAEs across all SAD and MAD cohorts. Data continued to show dose-proportional PK, with a mean half-life of approximately 6-7 hours in the MAD cohorts, supporting once-daily dosing, and no food effect was observed with pociredir. Data from the MAD cohorts continued to show robust target engagement, as evidenced by an approximately 75-95% reduction from baseline in H3K27me3 after 14 days of treatment. Based on our preclinical studies, this level of target engagement is predicted to result in robust induction of HBG1/2 and subsequently increase HbF production.

Data from the MAD cohorts also showed time- and dose-dependent HBG mRNA induction, as shown in the chart below, demonstrating proof-of-biology. Persistent HBG mRNA induction was observed for 7-10 days after treatment. In preclinical studies of pociredir, increases in HBG mRNA have consistently translated to the same fold increases in HbF protein.

HBG mRNA Mean Fold Induction for pociredir versus Placebo

	2 mg*		6 mg*		10 mg*		20 mg		30 mg
	Mean Fold Induction	P-value	Mean Fold Induction	P-value	Mean Fold Induction	P-value	Mean Fold Induction	P-value	Mean Fold Induction	P-value
Day 7	1.28	0.3494	1.94	0.0135	2.08	0.0063	2.06	0.0072	2.29	0.0025
Day 14	1.20	0.5122	2.45	0.0025	3.54	<0.0001	5.63	<0.0001	6.15	<0.0001
Safety Follow-up (Day 21-24)	1.21	0.3736	2.75	<0.0001	3.22	<0.0001	6.45	<0.0001	6.13	<0.0001

Pociredir Activity in Preclinical Studies

We have observed in vitro and in vivo activation of the HBG1/2 genes in preclinical studies with pociredir. We observed that pociredir elevated levels of HbF with minimal adverse effects on important cellular health markers. As depicted in the graphic below, we also observed in vitro upregulation of HbF in primary human CD34+ cells differentiated into RBCs from 14 donors, including nine different healthy human donors, four SCD donors and one sickle cell trait donor, after seven days of drug treatment. Pociredir showed a significant elevation of HbF over baseline in each of these 14 donor cell lines. We have conducted additional preclinical profiling in CD34+ derived cells and observed that treatment with pociredir increased HbF levels to approximately 30% of total hemoglobin, as measured by mass spectrometry, high performance liquid chromatography, and fast protein liquid chromatography techniques. Notably, based on a review of data from other mechanisms, HbF fold induction in CD34+ cells has translated reliably into the clinic.

Effect of pociredir treatment

in differentiated primary human CD34+ cells

Additionally, we compared the effect of pociredir in CD34+ derived cells relative to that of hydroxyurea. We observed that hydroxyurea had a minimal impact on HbF elevation, whereas we observed that pociredir significantly elevated HbF. In cells treated with the combination of pociredir and hydroxyurea, we observed an increased effect relative to either compound alone.

Additionally, we studied pociredir in a mouse model of SCD, known as the Townes mouse model. In this model, mouse globin genes have been replaced with human globin genes, thereby allowing investigations of mechanisms that may regulate human hemoglobin gene expression. The Townes mouse model has been widely used to study potential treatments for SCD. As shown in the figures below, we observed that pociredir resulted in a significant increase in HbF-expressing cells, or F-cells, and HbF protein levels after 13 days of dosing at 5 mg/kg once per day whereas hydroxyurea resulted in modest increases in F-cells and HbF.

Percentage of F-cells in Townes mice treated with pociredir	HbF protein levels in Townes mice treated with pociredir

2.0
1.5
1.0
0.5
0.0
%HbF (HPLC)
**
****
Vehicle
Hydroxyurea
FTX-6058

In the graphic on the left, we quantified the percentage of F-cells as a percentage of total cells (%F-cells) for the three treatment conditions from mouse blood, shown as a percentage of vehicle-alone-treated SCD mice. In the graphic on the right, we determined the level of human HbF protein for the three treatment conditions, quantifying HbF protein as a percentage of total hemoglobin. Each value represents the mean value from eight mice per treatment after 13 days of treatment. In these studies, we used a conventional method of assessing statistical significance known as a one-way analysis of variance, or ANOVA. The p-value for pociredir was less than 0.001 for both studies and the p-value for hydroxyurea in the study depicted on the right was less than 0.01.

Discovery Screening Programs

We have leveraged our discovery approach to discover targets that we are pursuing with small molecules for FSHD and SCD. We are leveraging our discovery approach to discover drug targets for other rare, genetically defined diseases within hematology and muscle diseases.

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

License Agreement with CAMP4

In July 2023, we entered into a license agreement with CAMP4 pursuant to which we received a worldwide exclusive license (including the right to sublicense) from CAMP4 to rights under its Diamond Blackfan Anemia, or DBA program, which includes certain small molecule compounds, composition of matter and method of use patent rights, and know-how for us to research, develop, manufacture, use, commercialize or otherwise exploit therapeutic products in any indication, including the grant of a sublicense under certain intellectual property rights that CAMP4 has licensed under an agreement with Children’s Medical Center Corporation, or CMCC.

We made an undisclosed upfront non-refundable, non-creditable payment to CAMP4. If we succeed in developing and commercializing licensed products, CAMP4 will be eligible to receive (i) up to $35.0 million in development and regulatory milestone payments, and (ii) up to $35.0 million in sales milestone payments. CAMP4 is also eligible to receive royalties on worldwide net sales of licensed products ranging from mid-single digit to low-double digit, subject to potential reduction following loss of patent coverage, the launch of certain generic products or royalty stacking for licenses of third party intellectual property. The royalties will expire on a product-by-product and country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering the compounds in such country, (ii) the expiration of all regulatory exclusivities in such country, and (iii) 10 years following the first commercial sale of in such country. We are responsible for the costs associated with the development and regulatory approvals of licensed products.

Unless earlier terminated in accordance with its terms, the license agreement continues on a country-by-country and licensed product-by-licensed product basis until the expiration of the royalty term in each country, at which time the license agreement expires with respect to such licensed product in such country and we will have a fully-paid up, royalty-free and perpetual license to the licensed patent rights and know-how with respect to such licensed product in such country. CAMP4 has the right to terminate the license agreement in the event of our non-payment (subject to cure periods and tolling for bona fide disputes). CAMP4 may also terminate the license agreement if we challenge certain patents sublicensed to us by CAMP4. Either party may terminate the license agreement in its entirety for the other party’s material breach if such other party fails to cure the breach. Either party may also terminate the agreement in its entirety upon certain insolvency events involving the other party. We have the right to terminate the license agreement with CAMP4 for any or no reason upon prior written notice to CAMP4.

Intellectual Property

We strive to protect and enhance our discovery approach, inventions and improvements that are commercially important to the development of our business, including by seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in our field.

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

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions vis-a-vis these programs. As of February 20, 2024, we owned or in-licensed eight U.S. patents, nine U.S. pending non-provisional patent applications and related pending foreign patent applications, and one pending U.S. provisional patent application.

The intellectual property portfolio for our most advanced programs as of February 20, 2024, is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

Losmapimod

With respect to losmapimod, we own one U.S. patent covering the method of use of losmapimod for the treatment of patients with FSHD and two U.S. patents covering the use of other clinical-stage p38 inhibitors for the treatment of patients with FSHD, each of which are expected to expire in 2038, and related patents and pending patent applications in Canada and Mexico, Europe, Africa, Australia and New Zealand, South America, and Asia with expiration dates in 2038. We also own two pending U.S. non-provisional applications and related patent applications pending in Europe, China, and other countries directed to methods of using losmapimod for FSHD, and one pending U.S. provisional application relating to formulations of losmapimod that, if resulting in issued patents, are expected to expire between 2038 and 2044. The patents to losmapimod licensed from GSK as a composition of matter and pharmaceutical composition have expired.

Pociredir

Currently, our patent portfolio related to pociredir includes two issued U.S. patents directed to composition of matter that is expected to expire in 2040, one U.S. non-provisional application and related pending patent applications in Canada and Mexico, Europe, Africa, Australia and New Zealand, South America, and Asia that, if issued, are expected to expire between 2039 and 2040. We also own three U.S. non-provisional applications and related patent applications pending in Europe directed to solid forms and methods of using pociredir and one pending PCT application directed to pociredir methods of use and formulations, that, if resulting in issued patents, would be expected to expire between 2042 and 2043.

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

We have obtained sufficient quantities of pociredir from a contract manufacturing organization to complete our Phase 1b clinical trial.

We expect to continue to rely on third parties for the manufacture of pociredir for any future clinical trials and for the manufacture of any future product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Our lead product candidates are small molecules and can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

The key competitive factors affecting the success of all of our therapeutic product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

Losmapimod could face competition from other therapeutic approaches in development for patients with FSHD. Roche is evaluating RO7204239, a myostatin inhibitor, in a Phase 2 study in adults with FSHD. Avidity is evaluating AOC 1020, an siRNA antibody-oligonucleotide complex, in a Phase 1/2 clinical trial in adults with FSHD. Arrowhead Pharmaceutical is evaluating ARO-DUX4, an antibody-oligonucleotide conjugate, in adults with FSHD in a Phase 1/2a trial. We are not aware of any product candidate currently in clinical development for FSHD with the same mechanism of action as losmapimod.

SCD

Several approved drug treatments for SCD focus primarily on the management and reduction of painful vaso-occlusive crises, and improvement of hemolytic anemia. The six drug treatments approved in the United States are hydroxyurea, voxelotor, crizanlizumab, L-glutamine, lovo-cel, and exa-cel. Hydroxyurea is approved for the treatment of SCD, to reduce the frequency of painful crises and to reduce the need for blood transfusions. Hydroxyurea is available in both generic and brand name formulations including DROXIA manufactured by Bristol Myers Squibb, and SIKLOS manufactured by Addmedica. Voxelotor, brand name OXBRYTA, marketed by Pfizer Inc., is approved under accelerated approval as a hemoglobin polymerization inhibitor to increase hemoglobin. Crizanlizumab, a fully-human monoclonal antibody p-selectin inhibitor marketed by Novartis, is approved for the reduction in the frequency of VOCs. L-glutamine, brand name ENDARI, marketed by Emmaus Life Sciences, Inc., is approved to reduce acute complications of the disorder.

Lovo-cel and exa-cel are gene therapies approved for the treatment of severe SCD. Lovo-cel, brand name LYFGENIA, is a gene therapy designed to add functional copies of a modified form of the β-globin gene into patient’s hematopoietic stem cells (HSCs), to make normally functioning RBCs. Exa-cel, brand name CASGEVY, is a gene therapy consisting of autologous CD34+ cells edited by CRISPR/Cas9-technology to decrease BCL11A expression, resulting in increased HbF production. Gene therapies need to be administered in an in-patient procedure known as HSCT. As part of the transplant process, the patient receives myeloablative chemotherapy to remove the original unedited stem cells in the bone marrow in order to enable the genetically modified stem cells to engraft.

An additional potentially curative treatment currently approved for severe SCD populations is allo-HSCT. However, allo-HSCT is more commonly offered to pediatric individuals with an available HLA-matched sibling donor. The 5-year survival rates in this young population is quite high but for older individuals (>16 years), the survival rates can be considerably lower. There are also significant risks associated with allo-HSCT including infertility and graft-versus-host disease.

A supportive care option for management of SCD is red blood cell transfusion but this can potentially be complicated by alloimmunization, transfusion reactions, and iron overload.

Pociredir could face competition from a number of different therapeutic approaches in development for people with SCD. Novo Nordisk A/S, or Novo, is evaluating nDec (decitabine-tetrahydrouridine), a small molecule designed to increase production of HbF, in a Phase 2 clinical trial that began enrolling in the summer of 2022. Novo is also evaluating etavopivat, a PKR agonist, in a Phase 2/3 clinical trial. Agios Pharmaceuticals, Inc., is evaluating mitapivat, a PKR agonist, in a Phase 2/3 clinical trial in subjects with SCD. Pfizer, Inc. is evaluating GBT-601, an HbS polymerization inhibitor, that is anticipated to initiate a Phase 3 clinical trial in 2023, inclacumab, a P-selectin inhibitor that is being evaluated in two Phase 3 clinical trials, and PF-07209326, an anti-E-selectin inhibitor, in a Phase 1 clinical trial. Takeda Pharmaceutical Company Limited, is evaluating TAK-755, recombinant ADAMTS13 protein, in a Phase 1 clinical trial in participants with baseline health SCD and SCD with acute VOCs. Sangamo Therapeutics Inc., or Sangamo, is developing SAR445136, a gene editing cell therapy that modifies cells to produce functional RBCs using HbF, in a Phase 1/2 clinical trial. There are also several other gene editing approaches being evaluated by Intellia Therapeutics, Inc. (in collaboration with Novartis), Editas Medicine, Inc., Graphite Bio, and Beam Therapeutics.

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
•
performance of adequate and well-controlled human clinical trials to establish the safety and effectiveness of the product candidate for each proposed indication, in accordance with current good clinical practices, or GCP;
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

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls areas. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol may not be allowed to proceed, while other protocols may be allowed. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, a clinical trial may only resume after the FDA has notified the sponsor. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the clinical trial can proceed.

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

Information about clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information are present in the European Union and other countries, as well.

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

Health Care Law and Regulation

Health care providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations, include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;
•
the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or making false statements relating to health care matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there  may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
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

State laws also govern the privacy and security of personal information, including health information. Many state laws differ from each other in various ways, thus complicating compliance efforts. For example, the California Consumer Protection Act, or CCPA, establishes data privacy rights for individuals located in California and imposes certain requirements on how businesses can collect and use personal information about such individuals. The California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information, and establishes a state agency vested with the authority to enforce the CCPA. The CCPA catalyzed the enactment of similar, comprehensive privacy and data protection legislation in several other U.S. states, which became effective in 2023, including in Virginia, Colorado, Utah, and Connecticut. More than a dozen U.S. states have either passed or have proposed similar privacy and data protection legislation. Washington state’s My Health My Data Act, which comes into force on March 31, 2024, expands the definition of consumer health data, affords consumers with privacy rights and creates a private right of action, which could generate litigation. Although many of the existing state privacy laws exempt clinical trial information and health information governed by HIPAA, future privacy and data protection laws may be broader in scope and apply to our business. Further, data privacy and security laws and regulations in foreign jurisdictions, such as the EU’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s implementation of the same, may impose additional obligations on the collection, use and other processing of personal information, which may be more stringent or different than those in the United States.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. Subsequent legislation extended the 2% which remains in effect through 2031. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general are not yet known.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

PRIME Designation in the EU

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The Priority Medicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation where the marketing authorization application will be made through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Medicinal Products for Human Use, or CHMP, or Committee for Advanced Therapies, are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

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

The European Commission may grant a so-called “marketing authorization under exceptional circumstances”. Such authorization is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, a marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

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

Data and Market Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During an additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Paediatric Studies and Exclusivity

Prior to obtaining a marketing authorization in the EU, applicants must demonstrate compliance with all measures included in an EMA-approved pediatric investigation plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate or SPC, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires, even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Orphan Designation and Exclusivity

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

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a product can be designated as an orphan product by the European Commission if its sponsor can establish: (1) that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five (5) in ten thousand (10,000) persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3)there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

However, a marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity.

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
•
The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive (EU) 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.
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

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom formally left the EU on January 31, 2020, and the EU and the United Kingdom have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore currently largely aligns with EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition procedure that was put in place by the Medicines and Healthcare products Regulatory Agency, or MHRA, on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a Great Britain marketing authorization.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

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

As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced EU Member States, can further reduce prices. Special pricing and reimbursement rules may apply to orphan products. Inclusion of orphan products in reimbursement systems tend to focus on the medical usefulness, need, quality and economic benefits to patients and the healthcare system as for any drug. Acceptance of any medicinal product for reimbursement may come with cost, use and often volume restrictions, which again can vary by country. In addition, results-based rules of reimbursement may apply. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

Human Capital Management

Our Mission & Our Employees

We launched with a bold vision to change the course of genetically defined diseases by developing small molecules to treat them at their root cause. Our approach to drug discovery generates significant insights into disease biology and allows us to think creatively about the best way to modulate and balance gene expression. Our patient-focused product discovery approach is designed to systematically identify and validate cellular drug targets that can modulate gene expression to treat the known root cause of genetically defined diseases. We take great pride in being purposeful patient partners who do this work, not just for patients, but with patients.

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

As of February 20, 2024, we had 76 full-time employees, including a total of 26 employees with M.D. or Ph.D. degrees. Of these full-time employees, 47 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

As of February 20, 2024, women accounted for approximately 55% of our full-time employees. As of March 2, 2023, our employee records indicate that approximately 29% of our full-time U.S. employees identify as non-white.

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

Since inception, we have incurred significant operating losses. Our net loss was $97.3 million for the year ended December 31, 2023 and $109.9 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $509.7 million. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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
•
there are any delays in completing our clinical trials or the development of any of our product candidates, such as the clinical hold imposed by the FDA on the Investigational New Drug, or IND, application for pociredir in SCD, which was lifted in August 2023; or
•
there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

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

As of December 31, 2023, we had cash, cash equivalents, and marketable securities of approximately $236.2 million. We believe that our cash, cash equivalents, and marketable securities as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

We have in the past relied, and in the future anticipate we will rely, in part on sales of our common stock through at-the-market, or ATM, offering programs. Increased volatility and decreases in market prices of equity securities generally and of our common stock in particular may have an adverse impact on our willingness and/or ability to continue to sell our common stock through an ATM offering program. Decreases in these sales could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, including current operations, future growth, revenues, net income and the market prices of our common stock.

In May 2022, we established an ATM offering program to sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time. We suspended this program in January 2023 immediately prior to commencing our underwritten public offering of common stock, and then terminated this ATM offering program in February 2024 in anticipation of entering into a new ATM offering program to sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time promptly after filing this annual report on Form 10-K. We may not make any sales of securities pursuant to any ATM offering program unless and until a registration statement with respect to the shares being offered thereunder becomes effective. However, given the overall volatility in the capital markets, even if a new ATM offering program becomes available to us, we may not be willing or able to raise equity capital through an ATM offering program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

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

Our business was negatively impacted by the COVID-19 pandemic and may in the future be impacted by any future pandemics. In addition, the effects of any future pandemics may, adversely impact economies worldwide, which could result in adverse effects on our business and operations.

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

The COVID-19 pandemic caused significant disruptions in the financial markets and any future pandemic could similarly cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. We cannot be certain what the overall impact of any future pandemic will be on our business. The extent of any future pandemic on our business, financial condition, results of operations and prospects will depend on future developments that are uncertain.

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

As of December 31, 2023, we had federal and state net operating loss carryforwards of $312.3 million and $317.1 million, respectively, which begin to expire in 2036. Approximately $288.7 million of the federal net operating losses can be carried forward indefinitely. As of December 31, 2023, we also had federal orphan drug credits of $23.8 million, which begin to expire in 2040. As of December 31, 2023, we also had federal and state research and development tax credit carryforwards of $7.6 million and $4.9 million, respectively, which begin to expire in 2035 and 2030, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

As described in Item 1 “Business—Licenses and Collaboration--Right of Reference and License Agreement with GlaxoSmithKline” in our Annual Report on Form 10-K for the year ended December 31, 2023, or this Annual Report on Form 10-K, we have entered into a right of reference and license agreement, as amended, with affiliates of GSK. Although losmapimod was originally evaluated by GSK in nearly 3,600 subjects, GSK did not evaluate losmapimod in FSHD or in any other muscular dystrophy, and most of the subjects in these trials were given a dose that was lower than our planned dosage of 15 mg of losmapimod twice per day. Accordingly, the safety data generated from GSK’s clinical trials of losmapimod may not be predictive or indicative of the results of our clinical trials. Similarly, while we believe the safety data from GSK’s clinical trials may, in part, support the safety database for losmapimod, GSK evaluated a limited number of subjects at a dose of 15 mg twice daily.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For example, on December 8, 2023, the FDA approved CASGEVY (exagamglogene autotemcel) and LYFGENIA (lovotibeglogene autotemcel), the first ex vivo cell-based gene therapies for the treatment of SCD. CASGEVY has also been FDA-approved for the treatment of transfusion-dependent beta-thalassemia. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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
•
collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability; and
•
collaborations may be terminated for the convenience of the collaborator (e.g., termination of our collaboration with Acceleron Pharma, Inc., or Acceleron, following its acquisition by Merck & Co., or Merck), and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

Under our current license agreements, we may not have the final or sole decision on whether we are able to opt out certain of our in-licensed European patents and patent applications from the recently created Unified Patent Court, or the UPC, for the European Union. While our licensors have decided to opt out of the UPC, we cannot guarantee that our in-licensed European patents and patent applications will be challenged for non-compliance during the opt-out procedure and if successful, brought under the jurisdiction of the UPC nor can we guarantee that our licensors will decide to opt back into the UPC at a later time. Thus, we cannot be certain that our in-licensed European patents and patent applications will not fall under the jurisdiction of the UPC. Under the UPC, a single European patent would be valid and enforceable in numerous European countries. A challenge to the validity of a European patent under the UPC, if successful, could result in a loss of patent protection in numerous European countries which could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

There may be further divergence in the future, including with regard to administrative burdens. The UK Government has also now introduced a Data Protection and Digital Information Bill, or the UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK's data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the European Union and the United Kingdom, and we will need to amend our processes and procedures to align with the new framework.

Similar data protection laws are either in place or under way in the United States. There are a broad variety of privacy and data security laws and regulations that may be applicable to our activities governing the collection, use, disclosure, and protection of health-related and other personal information (including, state data breach notification laws, health information and/or genetic privacy laws and federal and state consumer protection laws including Section 5 of the FTC Act, HIPAA, and the California Consumer Privacy Act, or CCPA). For example, the CCPA as amended by the California Privacy Rights Act, has created certain requirements for data use, sharing and transparency, and provides California residents certain rights concerning their personal information, such as access, correction, deletion and opt out of or selling or sharing such data. Several other states have implemented privacy legislation similar to the CCPA or are preparing to implement their own regulatory frameworks. A wide range of enforcement agencies at both the state and federal levels, such as the Federal Trade Commission and state Attorneys General have been increasingly aggressive in reviewing and enforcing privacy and data security-related consumer protection laws. See Item 1 “Business –Government Regulation and Product Approvals” in this Annual Report on Form 10-K.

Given the breadth and depth of changes in privacy, data protection and consumer protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and ongoing review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that store, process or transfer personal data on our behalf. Compliance with the GDPR and other similar laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business. Any failure or perceived failure by us to comply with such laws and regulations could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. There is also the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

In August 2022 the Inflation Reduction Act of 2022 was passed, which among other things, allows for Centers for Medicare & Medicaid Services to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with select high-cost drugs in 2026. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the price negotiated under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. Further, the legislation caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA's Medicare drug price negotiation program. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.

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

Our internal computer and information technology systems and infrastructure and those of our CROs, collaborators, and other contractors or consultants upon which our business relies, are vulnerable to breakdown or damage or interruption or otherwise may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, system malfunction, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. Such systems and infrastructure are also vulnerable to service interruptions or to security compromises or breaches from inadvertent or intentional actions by our employees, CROs or other third-party vendors, contractors, consultants and/or business partners or other third parties, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include wrongful conduct by insider employees or vendors, hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud or cyber-attacks, including the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, phishing attacks and social engineering, business email compromise, and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. We have experienced cyber incidents in the past, and we cannot guarantee that the measures we take to prevent, detect, and respond to cyber-attacks will be effective to prevent or remediate future incidents. If our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks, compromise or the mishandling of data by our employees or contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems or those of our collaborators or other contractors or consultants change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.

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

As of February 20, 2023, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 48.6% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

At Fulcrum Therapeutics, we recognize the importance of assessing, identifying, and managing risks from cybersecurity threats. We have implemented a cybersecurity risk management process in accordance with our risk profile and business that is informed by industry standards and is integrated into our enterprise risk management process.

We leverage the support of third-party information technology and security providers, including for periodic security testing and risk assessments, as part of our risk management process, designed to identify, assess, and manage cybersecurity risks. We conduct employee cybersecurity training and maintain an incident response and notification plan designed to assist us in identifying, responding to, and recovering from cybersecurity incidents. Further, we intend to evaluate and update our existing cybersecurity policies and procedures as appropriate to continue to align them to our risk profile.

We have a process to assess the security practices of certain third-party vendors, including through the use of vendor security questionnaires, as appropriate.

Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats to and breaches of our and our third party vendors’ data and systems. For more information about these risks, please refer to the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Governance Related to Cybersecurity Risks

Our Executive Director, IT & Operations, or Executive Director, who reports to the Chief Financial Officer, is responsible for the strategic leadership and direction of our cybersecurity program. With over 15 years of experience in information technology, the Executive Director works alongside individuals across other functions, such as legal and engineering, to establish and implement our cybersecurity strategy.

The Executive Director and our Chief Legal Officer participate in periodic discussions with other members of our management, including executive leadership, regarding implementation of our cybersecurity program, program enhancements, and relevant cyber risks or threats. Our Chief Legal Officer has received the National Association of Corporate Directors CERT Certificate in Cyber-Risk Oversight.

Our audit committee has oversight over cybersecurity risks. With the input of the executive team, the Executive Director provides annual presentations to the audit committee on our cyber program, including updates on security testing and assessments, cyber risks, and related cyber strategy as applicable. The management team will also update the full board of directors on matters related to cybersecurity as needed.

Additionally, we have implemented an enterprise risk management process, which addresses cyber risks. This process is led by our Chief Legal Officer and includes participation by the board of directors, as appropriate. Our Chief Legal Officer reports regularly on the enterprise risk management process to executive leadership and the audit committee.

Item 2. Properties.

Our principal facilities consist of office and laboratory space. We occupy approximately 28,731 square feet of office space in Cambridge, Massachusetts under a lease that currently expires in June 2028.

Item 3. Legal Proceedings.

On April 28, 2023, a class action complaint was filed in the United States District Court for the District of New Jersey against our company and current and former officers, or the Securities Action. On May 19, 2023, the Securities Action was transferred to the United States District Court for the District of Massachusetts, captioned Celano v. Fulcrum Therapeutics, Inc., et al., Case No. 1:23-cv-11125-IT. On July 31, 2023, the court appointed a lead plaintiff, who filed an amended complaint on September 29, 2023. The Securities Action alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individuals, related to our February 2023 announcement that the FDA issued a clinical hold regarding the IND application for pociredir for the potential treatment of SCD. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information related to the clinical hold and seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between March 3, 2022, and March 8, 2023, as well as attorneys’ fees and costs. On November 28, 2023, all defendants filed a motion to dismiss the Securities Action, which motion is currently pending. We intend to defend vigorously against this litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades under the symbol “FULC” on the Nasdaq Global Market and has been publicly traded since July 18, 2019. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of February 20, 2024, there were approximately 14 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing small molecules to improve the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our most advanced clinical-stage product candidate, losmapimod, is being developed for the potential treatment of FSHD. Our other clinical product candidate is pociredir, which is being developed for the potential treatment of SCD. We initiated REACH, a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of losmapimod in the second quarter of 2022 and we completed enrollment during September 2023. The trial enrolled 260 patients. We expect to report topline data from REACH in the fourth quarter of 2024.

In January 2023, we announced interim data from our Phase 1b clinical trial of pociredir in SCD. We completed enrollment in the 6 mg and 2 mg dose cohorts, and we do not plan to enroll additional subjects in these cohorts. Although we commenced enrollment in the 12 mg dose cohort, in February 2023 the FDA placed a full clinical hold on the IND application for pociredir for SCD, which was lifted in August 2023. The Phase 1b clinical trial is being re-initiated at the 12 mg once daily dose level, with that cohort expected to enroll approximately 10 patients, and will be followed by an additional cohort of approximately 10 patients at the 20 mg once daily dose level. Following the clinical hold, we amended the protocol to revise the inclusion and exclusion criteria for the Phase 1b clinical trial to target patients with higher disease severity.

In addition to product candidate development, we have developed discovery approach that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat known root causes of genetically defined rare diseases. Our discovery approach led to the identification of both losmapimod for FSHD and pociredir for SCD, as well as a robust discovery pipeline. With our priorities focused on the development and potential commercialization of our two clinical-stage assets, losmapimod and pociredir, and ongoing work on our preclinical programs in hematology and muscle diseases, we are realigning our strategy and resources accordingly and will be winding down certain exploratory activities from our discovery efforts.

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

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $97.3 million and $109.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $509.7 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

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

As of December 31, 2023, we had $236.2 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

In December 2019, we entered into a collaboration and license agreement with Acceleron to identify biological targets to modulate specific pathways associated with a targeted indication within the pulmonary disease space. The agreement terminated effective October 1, 2022, following notification from Acceleron in June 2022 of its decision to terminate the agreement for convenience. For the years ended December 31, 2023 and 2022, we recognized zero and $1.0 million, respectively of collaboration revenue under the Acceleron collaboration agreement.

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

For the years ended December 31, 2023 and 2022 we recognized $2.8 million and $5.3 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. As of December 31, 2023, we have recorded no deferred revenue associated with the MyoKardia collaboration agreement. As of December 31, 2022 we have recorded $0.9 million of deferred revenue associated with the MyoKardia collaboration agreement, which is classified as either current or noncurrent, net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of December 31, 2023, we had received $7.2 million of cost reimbursement payments and $2.5 million of milestone payments under the MyoKardia collaboration agreement. As of December 31, 2023, we recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the MyoKardia collaboration agreement for activities performed during the three months ended December 31, 2023.

In the future, we may generate revenue from milestones and royalty payments under the MyoKardia collaboration agreement. We expect that our revenue may fluctuate from quarter-to-quarter and year-to-year as a result of the timing, amount, and achievement of milestones under the MyoKardia collaboration agreement.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the years ended December 31, 2023 and 2022. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Losmapimod external expenses during the year ended December 31, 2022 includes a $5.0 million milestone achieved under our right of reference and license agreement with GSK upon initiation of the REACH trial during the second quarter of 2022.

	Year Ended December 31,
(in thousands)	2023	2022
Losmapimod external expenses	$29,069	$26,260
Pociredir external expenses	7,442	15,133
Pre-development candidate expenses and unallocated expenses	14,536	14,964
Internal research and development expenses	20,754	20,425
Total research and development expenses	$71,801	$76,782

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

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing losmapimod for the treatment of FSHD, advancing pociredir for the treatment of SCD, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

We expect that our general and administrative expenses will increase in the future to support continued research and development activities and planned commercialization activities, including establishing a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval. These increases will likely include increased costs related to the hiring of additional personnel, legal, audit, filing fees, and general compliance and consulting expenses, among other expenses.

Other Income, Net

Other income, net consists primarily of interest income related to our investments in cash equivalents and marketable securities.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following summarizes our results of operations for the years ended December 31, 2023 and 2022, along with the changes in those items in dollars:

	Year Ended December 31,		Change
(in thousands)	2023	2022	$
Collaboration revenue	$2,805	$6,342	$(3,537)
Operating expenses:
Research and development	71,801	76,782	(4,981)
General and administrative	41,668	41,694	(26)
Restructuring expenses	—	427	(427)
Total operating expenses	113,469	118,903	(5,434)
Loss from operations	(110,664)	(112,561)	1,897
Other income, net	13,329	2,690	10,639
Net loss	$(97,335)	$(109,871)	$12,536

Collaboration Revenue

Collaboration revenue decreased by $3.5 million from $6.3 million for the year ended December 31, 2022 to $2.8 million for the year ended December 31, 2023. We recognize revenue under collaboration agreements based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under the respective agreement. For the years ended December 31, 2023 and 2022, we recognized zero and $1.0 million, respectively, of collaboration revenue under the Acceleron collaboration agreement, which terminated in October 2022, and $2.8 million and $5.3 million of collaboration revenue, respectively, under the MyoKardia collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
(in thousands)	2023	2022	$
External research and development	$41,179	$44,944	$(3,765)
Employee compensation	20,754	20,425	329
Laboratory supplies	3,501	4,242	(741)
Facility costs	4,834	5,593	(759)
Other	1,533	1,578	(45)
Total research and development expenses	$71,801	$76,782	$(4,981)

Research and development expense decreased by $5.0 million from $76.8 million for the year ended December 31, 2022 to $71.8 million for the year ended December 31, 2023. The decrease in research and development expense was primarily attributable to the following:

•
$3.8 million of decreased external research and development costs, primarily associated with decreased costs for pociredir as a result of the clinical hold from February 2023 to August 2023, and achievement of a $5.0 million milestone due to GSK upon initiation of REACH in the second quarter of 2022, partially offset by increased costs associated with the advancement of REACH as we completed enrollment in September 2023;
•
$0.8 million of decreased facilities costs;
•
$0.7 million of decreased laboratory costs;
•
partially offset by $0.3 million of increased employee compensation costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
(in thousands)	2023	2022	$
Employee compensation	$24,809	$23,488	$1,321
Professional services	11,023	13,278	(2,255)
Facility costs	2,516	2,206	310
Other	3,320	2,722	598
Total general and administrative expenses	$41,668	$41,694	$(26)

General and administrative expenses decreased by less than $0.1 million from $41.7 million for the year ended December 31, 2022 to $41.7 million for the year ended December 31, 2023. The decrease in general and administrative expenses was primarily attributable to the following:

•
$2.3 million in decreased professional services costs, primarily due to decreased consulting and insurance costs;
•
partially offset by $1.3 million of increased employee compensation costs, including a $1.4 million increase in stock-based compensation expense;
•
$0.3 million in increased facility-related costs, including increased costs associated with our leases as well as depreciation and other utility and maintenance costs; and
•
$0.6 million in increased other costs.

Other Income, Net

Other income, net increased by $10.6 million from $2.7 million for the year ended December 31, 2022 to $13.3 million for the year ended December 31, 2023. The increase in other income, net was primarily attributable to an increased rate of return on our cash, cash equivalents, and marketable securities and an increase in our average cash, cash equivalents, and marketable securities balance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of December 31, 2023, we have funded our operations primarily with aggregate gross proceeds of $712.5 million from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $236.2 million.

In January 2023, we completed a public offering of our common stock and issued and sold 9,615,384 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $117.3 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(90,965)	$(97,050)
Net cash (used in) provided by investing activities	(36,692)	12,413
Net cash provided by financing activities	118,122	84,323
Net decrease in cash, cash equivalents, and restricted cash	$(9,535)	$(314)

Net Cash Used in Operating Activities

Net cash used in operating activities was $91.0 million during the year ended December 31, 2023 compared to net cash used in operating activities of $97.1 million during the year ended December 31, 2022. The decrease in net cash used in operating activities of $6.1 million was primarily due to a decrease in net loss, including as a result of decreased external research and development costs as a result of the clinical hold for pociredir, which was lifted in August 2023, and increased interest income.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $36.7 million during the year ended December 31, 2023 compared to net cash provided by investing activities of $12.4 million during the year ended December 31, 2022. The increase in net cash used in investing activities of $49.1 million was primarily due to net purchases of marketable securities during the year ended December 31, 2023, as compared to net maturities of marketable securities during the year ended December 31, 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $118.1 million during the year ended December 31, 2023 compared to net cash provided by financing activities of $84.3 million during the year ended December 31, 2022. Net cash provided by financing activities during the year ended December 31, 2023 primarily consisted of net proceeds of $117.3 million from the January 2023 public offering of our common stock. Net cash provided by financing activities during the year ended December 31, 2022 primarily consisted of net proceeds of $80.8 million from the August 2022 completion of the public offering of our common stock.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2026. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Stock-Based Compensation

We measure stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options based on the fair value of the award on the date of grant. We recognize compensation expense for these awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We have also granted certain stock-based awards with performance-based vesting conditions.We recognize compensation expense for awards with performance-based vesting conditions over the remaining service period using an accelerated attribution method when management determines that achievement of the performance condition is probable. At each reporting date, we evaluate if the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities and our investments are in short-term marketable securities, such as corporate bonds and commercial paper. As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $236.2 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2023, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023 and 2022.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, are presented beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9(b). Director and Officer Trading Plans and Arrangements.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Item 1.02. Termination of a Material Definitive Agreement.

As previously disclosed, on May 9, 2022, we entered into an equity distribution agreement, or the 2022 Sales Agreement, with Piper Sandler & Co., as sales agent, with respect to an at-the-market offering program to sell shares of our common stock having an aggregate offering price of up to $50.0 million, or the 2022 Shares, from time to time through the sales agent. Effective as of the date of this Annual Report on Form 10-K, we terminated the 2022 Sales Agreement pursuant to Section 7 thereof. We are not subject to any termination penalties related to the termination of the 2022 Sales Agreement. Prior to termination, all of the 2022 Shares remained available for sale pursuant to the 2022 Sales Agreement. As a result of the termination of the 2022 Sales Agreement, we will not offer or sell any shares under the 2022 Sales Agreement.

A copy of the 2022 Sales Agreement was filed as Exhibit 1.1 to the Current Report on Form 8-K filed by us on May 10, 2022. The description of the 2022 Sales Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the copy of the 2022 Sales Agreement filed as Exhibit 1.1 to the Current Report on Form 8-K filed by us on May 10, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fulcrum Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fulcrum Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

February 27, 2024

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$25,563	$35,098
Marketable securities	210,658	167,823
Unbilled accounts receivable	537	229
Prepaid expenses and other current assets	5,441	4,369
Total current assets	242,199	207,519
Property and equipment, net	5,216	6,906
Operating lease right-of-use assets	7,176	9,063
Restricted cash	1,092	1,092
Other assets	2,011	2,105
Total assets	$257,694	$226,685
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,757	$3,638
Accrued expenses and other current liabilities	8,726	9,551
Deferred revenue, current portion	—	934
Operating lease liability, current	2,192	2,602
Total current liabilities	13,675	16,725
Operating lease liability, excluding current portion	8,629	10,821
Other liabilities, excluding current portion	197	197
Total liabilities	22,501	27,743
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 61,915,367 and 52,099,211 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	62	52
Additional paid-in capital	744,940	612,025
Accumulated other comprehensive loss	(136)	(797)
Accumulated deficit	(509,673)	(412,338)
Total stockholders’ equity	235,193	198,942
Total liabilities and stockholders’ equity	$257,694	$226,685

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
Collaboration revenue	$2,805	$6,342
Operating expenses:
Research and development	71,801	76,782
General and administrative	41,668	41,694
Restructuring expenses	—	427
Total operating expenses	113,469	118,903
Loss from operations	(110,664)	(112,561)
Other income, net	13,329	2,690
Net loss	$(97,335)	$(109,871)
Net loss per share, basic and diluted	$(1.59)	$(2.44)
Weighted-average common shares outstanding, basic and diluted	61,310	44,991

Comprehensive loss:
Net loss	$(97,335)	$(109,871)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	661	(400)
Total other comprehensive gain (loss)	661	(400)
Comprehensive loss	$(96,674)	$(110,271)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	40,626,224	41	514,362	(397)	(302,467)	211,539
Issuance of common stock in connection with public offering, net of issuance costs	11,029,410	11	80,793	—	—	80,804
Issuance of common stock under employee benefit plans	433,403	—	3,519	—	—	3,519
Vesting of restricted stock awards	10,174	—	1	—	—	1
Stock-based compensation expense	—	—	13,350	—	—	13,350
Unrealized loss on marketable securities	—	—	—	(400)	—	(400)
Net loss	—	—	—	—	(109,871)	(109,871)
Balance at December 31, 2022	52,099,211	$52	$612,025	$(797)	$(412,338)	$198,942
Issuance of common stock in connection with public offering, net of issuance costs	9,615,384	10	117,336	—	—	117,346
Issuance of common stock under employee benefit plans	182,628	—	777	—	—	777
Vesting of restricted stock awards	18,144	—	—	—	—	—
Stock-based compensation expense	—	—	14,802	—	—	14,802
Unrealized gain on marketable securities	—	—	—	661	—	661
Net loss	—	—	—	—	(97,335)	(97,335)
Balance at December 31, 2023	61,915,367	$62	$744,940	$(136)	$(509,673)	$235,193

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(97,335)	$(109,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,172	2,414
Stock-based compensation expense	14,802	13,350
Net (accretion of discounts) amortization of premiums on marketable securities	(5,991)	152
Changes in operating assets and liabilities:
Accounts receivable	—	2,500
Unbilled accounts receivable	(308)	908
Prepaid expenses and other current assets	(1,072)	(170)
Operating lease assets and liabilities	(715)	(372)
Other assets	94	(1,562)
Accounts payable	(853)	(1,176)
Accrued expenses and other liabilities	(825)	555
Deferred revenue	(934)	(3,777)
Net cash used in operating activities	$(90,965)	$(97,050)
Investing activities
Purchases of marketable securities	(194,892)	(151,153)
Maturities of marketable securities	158,708	165,529
Purchases of property and equipment	(508)	(1,963)
Net cash (used in) provided by investing activities	(36,692)	12,413
Financing activities
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	117,345	80,804
Proceeds from issuance of common stock under benefit plans, net	777	3,519
Net cash provided by financing activities	118,122	84,323
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,535)	(314)
Cash, cash equivalents, and restricted cash, beginning of period	36,190	36,504
Cash, cash equivalents, and restricted cash, end of period	$26,655	$36,190
Supplemental cash flow information
Cash paid for operating lease liabilities	$3,333	$2,219
Non-cash investing and financing activities:
Property and equipment purchases unpaid at end of period	$—	$26

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$25,563	$35,098
Restricted cash	1,092	1,092
Total cash, cash equivalents, and restricted cash	$26,655	$36,190

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

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of its capital stock and from upfront payments received from the collaboration and license agreements with Acceleron Pharma Inc. (“Acceleron”), a wholly-owned subsidiary of Merck & Co., Inc., (“Merck”) and MyoKardia, Inc. (“MyoKardia”), a wholly-owned subsidiary of Bristol Myers Squibb Company. As of December 31, 2023, the Company had an accumulated deficit of $509.7 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Marketable Securities

The Company classifies securities with a remaining maturity when purchased of greater than three months as marketable securities. As of December 31, 2023, the Company’s marketable securities consisted of investments in U.S. Treasury securities, government agency securities, corporate bonds, and commercial paper. Marketable securities are classified as current assets on the consolidated balance sheets if the marketable securities are available to be converted into cash to fund current operations.

Marketable securities classified as available-for-sale are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive loss, which is a component of stockholders’ equity, until such gains and losses are realized. Any premium arising at purchase is amortized to interest expense (a component of other income, net) over the period of the earliest call date, and any discount arising at purchase is accreted to interest income (a component of other income, net) over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income, net.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use or disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2023 and 2022.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2023 and 2022, comprehensive loss consists of net loss and unrealized losses on investments.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$25,563	25,563	—	—
Marketable securities:
U.S. Treasury securities	14,215	—	14,215	—
Government agency securities	65,107	—	65,107	—
Commercial paper	17,889	—	17,889	—
Corporate bonds	113,447	—	113,447	—
Total	$236,221	$25,563	$210,658	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$25,174	$25,174	$—	$—
Commercial paper	9,924	—	9,924	—
Marketable securities:
U.S. Treasury securities	10,231	—	10,231	—
Government agency securities	12,444	—	12,444	—
Commercial paper	48,476	—	48,476	—
Corporate bonds	96,672	—	96,672	—
Total	$202,921	$25,174	$177,747	$—

There were no transfers between fair value levels during the years ended December 31, 2023 and 2022.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of December 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$25,563	$—	$—	$25,563
Total cash equivalents	25,563	—	—	25,563
Marketable securities:
U.S. Treasury securities	14,229	10	(24)	14,215
Government agency securities	65,182	23	(98)	65,107
Commercial paper	17,891	8	(10)	17,889
Corporate bonds	113,492	90	(135)	113,447
Total marketable securities	210,794	131	(267)	210,658
Total cash equivalents and marketable securities	$236,357	$131	$(267)	$236,221

	Fair Value Measurements at December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$25,174	$—	$—	$25,174
Commercial paper	9,928	—	(4)	9,924
Total cash equivalents	35,102	—	(4)	35,098
Marketable securities:
U.S. Treasury securities	10,267	—	(36)	10,231
Government agency securities	12,493	—	(49)	12,444
Commercial paper	48,661	—	(185)	48,476
Corporate bonds	97,195	3	(526)	96,672
Total marketable securities	168,616	3	(796)	167,823
Total cash equivalents and marketable securities	$203,718	$3	$(800)	$202,921

There were no sales of marketable securities during the year ended December 31, 2023. As of December 31, 2023, the held 46 debt securities that were in an unrealized loss position for less than 12 months with an aggregate fair value of $130.2 million. As of December 31, 2023, the Company held 18 debt securities that were in an unrealized loss position for greater than 12 months with an aggregate fair value of $33.8 million. As of December 31, 2023, the aggregate fair value of marketable securities with a remaining contractual maturity of greater than one year was $25.1 million.

The Company has the intent and ability to hold its debt securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the year ended December 31, 2023.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Lab equipment	$9,682	$9,057
Furniture and fixtures	600	786
Computer equipment	393	393
Software	199	199
Leasehold improvements	7,102	7,102
Construction in process	—	31
Total property and equipment	17,976	17,568
Less: accumulated depreciation	(12,760)	(10,662)
Property and equipment, net	$5,216	$6,906

Depreciation expense for the years ended December 31, 2023 and 2022 was $2.2 million and $2.4 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid expenses	$3,658	$3,425
Prepaid sign-on bonuses subject to vesting provisions	71	92
Interest income receivable	1,712	852
Total prepaid expenses and other current assets	$5,441	$4,369

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
External research and development	$3,164	$4,700
Payroll and benefits	4,712	4,211
Professional services	454	535
Other	396	105
Total accrued expenses and other current liabilities	$8,726	$9,551

7. Preferred Stock

As of December 31, 2023 and 2022, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of December 31, 2023 and 2022.

No dividends have been declared since inception.

8. Common Stock

As of December 31, 2023 and 2022, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of December 31, 2023 and 2022, the Company has reserved for future issuance the following number of shares of common stock:

	December 31, 2023	December 31, 2022
Shares reserved for exercises of outstanding stock options	9,972,217	6,504,080
Shares reserved for vesting of restricted stock units	75,017	76,718
Shares reserved for future issuance under the 2019 Stock Incentive Plan	3,157,537	1,941,054
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,346,125	1,061,279
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	837,877	329,880
	15,388,773	9,913,011

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of December 31, 2023 and 2022, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was annually increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. As of December 31, 2023, there were 3,157,537 shares available for future issuance under the 2019 Plan. On January 1, 2024, the number of shares reserved for issuance under the 2019 Plan was increased by 2,000,000 shares.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company's board of directors adopted the 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. Effective March 8, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 2,000,000 shares. Effective May 18, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,400,000 shares. As of December 31, 2023, there were 837,877 shares available for future issuance under the Inducement Plan.

Stock Options

Stock options granted by the Company typically vest over a four year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,504,080	$11.99	8.55	$1,885,160
Granted	6,089,933	5.87
Exercised	(38,903)	8.96
Cancelled	(2,582,893)	11.33
Outstanding at December 31, 2023	9,972,217	$8.44	8.49	$15,114,074
Exercisable at December 31, 2023	3,225,146	$12.59	7.17	$407,817

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the years ended December 31, 2023 and 2022 was $4.64 per share and $7.62 per share, respectively. The total intrinsic value of stock options exercised in the years ended December 31, 2023 and 2022 was $0.2 million and $2.6 million, respectively.

The fair value of stock options granted during the years ended December 31, 2023 and 2022 has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Risk-free interest rate	3.7%	2.7%
Expected dividend yield	0.0%	0.0%
Expected term (years)	6.1	6.1
Expected stock price volatility	98.6%	90.0%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	76,718	$9.73
Granted	37,045	12.59
Vested	(18,144)	9.79
Cancelled	(20,602)	11.03
Unvested at December 31, 2023	75,017	$10.77

The aggregate intrinsic value of all restricted stock units and restricted stock awards that vested during the years ended December 31, 2023 and 2022 was $0.1 million and $0.2 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Year Ended December 31,
	2023	2022
General and administrative	$11,026	$9,652
Research and development	3,776	3,698
Total stock-based compensation expense	$14,802	$13,350

As of December 31, 2023, the Company had an aggregate of $30.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.91 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was increased on January 1, 2020, and will be increased annually on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. As of December 31, 2023, there were 1,346,125 shares available for future issuance under the ESPP. On January 1, 2024, the number of shares reserved for issuance under the 2019 ESPP was increased by 428,571 shares.

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

During the year ended December 31, 2023, the Company recognized no collaboration revenue associated with the Acceleron Collaboration Agreement. During the year ended December 31, 2022, the Company recognized $1.0 million of collaboration revenue associated with the Acceleron Collaboration Agreement, which includes $0.6 million of revenue recognized that was included in deferred revenue as of December 31, 2021. As of December 31, 2023 and December 31, 2022, the Company recorded no deferred revenue, unbilled accounts receivable, or accounts receivable associated with the Acceleron Collaboration Agreement. As of December 31, 2023 and December 31, 2022, the Company had received $4.9 million of cost reimbursement payments under the Acceleron Collaboration Agreement and $2.0 million associated with the achievement of specified research milestones.

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

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the year ended December 31, 2023.

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

During the year ended December 31, 2023, the Company recognized $2.8 million of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $0.9 million of revenue recognized that was included in deferred revenue as of December 31, 2022. During the year ended December 31, 2022, the Company recognized $5.3 million of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $3.2 million of revenue recognized that was included in deferred revenue as of December 31, 2021. As of December 31, 2023, the Company recorded no deferred revenue associated with the MyoKardia Collaboration Agreement. As of December 31, 2022, the Company recorded deferred revenue of $0.9 million associated with the MyoKardia Collaboration Agreement, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. The aggregate deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of December 31, 2023 and 2022. As of December 31, 2023, the Company had received $7.2 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of December 31, 2022, the Company had received $5.6 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of December 31, 2023, the Company recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended December 31, 2023. As of December 31, 2022, the Company recorded unbilled accounts receivable of $0.2 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended December 31, 2022. As of December 31, 2023 and 2022, the Company recorded no accounts receivable under the MyoKardia Collaboration Agreement.

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

Under the GSK Agreement, the Company issued 12,500,000 shares of Series B Preferred Stock to GSK. In addition, the Company may owe GSK up to $37.5 million in certain specified clinical and regulatory milestones, including a $5.0 million milestone that was achieved during the year ended December 31, 2022 and a $2.5 million milestone previously achieved and paid during 2019, and up to $60.0 million in certain specified sales milestones. The Company agreed to pay tiered royalties on annual net sales of losmapimod that range from mid single-digit percentages to a low double-digit, but less than teens, percentage. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances.

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

The Company made an undisclosed upfront non-refundable, non-creditable payment to CAMP4. If the Company succeeds in developing and commercializing licensed products, CAMP4 will be eligible to receive (i) up to $35.0 million in development and regulatory milestone payments, and (ii) up to $35.0 million in sales milestone payments. CAMP4 is also eligible to receive royalties on worldwide net sales of licensed products ranging from mid-single digit to low-double digit, subject to potential reduction following loss of patent coverage, the launch of certain generic products or royalty stacking for licenses of third party intellectual property. The royalties will expire on a product-by-product and country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering the compounds in such country, (ii) the expiration of all regulatory exclusivities in such country, and (iii) 10 years following the first commercial sale in such country. The Company is responsible for the costs associated with the development and regulatory approvals of licensed products.

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

12. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of December 31, 2023 and December 31, 2022. Operating lease and variable lease expense associated with this lease for the year ended December 31, 2023 was approximately $1.9 million and $0.9 million, respectively. Operating lease expense and variable lease expense associated with this lease for the year ended December 31, 2022 was approximately $1.9 million and $1.0 million, respectively.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of December 31, 2023, are as follows (in thousands):

2024	2,572
2025	2,649
2026	2,729
2027	2,811
Thereafter	1,426
Total minimum lease payments	12,187
Less: imputed interest	(1,575)
Total lease liability	$10,612

125 Sidney Street

In November 2021, the Company entered into a lease agreement comprising approximately 12,196 square feet of office space at 125 Sidney Street in Cambridge, Massachusetts, commencing November 2021. The Company began recognizing rent expense associated with this lease during November 2021. The lease ends on March 31, 2024. The Company has the option to extend the term of the lease for two successive one-year periods, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $1.7 million over the initial term, and includes escalating rent payments. Operating lease expense associated with this lease for each of the years ended December 31, 2023 and 2022 was approximately $0.7 million. No variable lease expense was recorded associated with this lease for the years ended December 31, 2023 and 2022. The future minimum lease payments associated with this lease as of December 31, 2023, are as follows (in thousands):

2024	210
Total minimum lease payments	210
Less: imputed interest	(1)
Total lease liability	$209

13. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of December 31, 2023 or 2022.

Legal Proceedings

On April 28, 2023, a class action complaint was filed in the United States District Court for the District of New Jersey against the Company and current and former officers (the “Securities Action”). On May 19, 2023, the Securities Action was transferred to the United States District Court for the District of Massachusetts, captioned Celano v. Fulcrum Therapeutics, Inc., et al., Case No. 1:23-cv-11125-IT. On July 31, 2023, the court appointed a lead plaintiff, who filed an amended complaint on September 29, 2023. The Securities Action alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individuals, related to the Company’s February 2023 announcement that the U.S. Food and Drug Administration issued a clinical hold regarding the investigational new drug application for pociredir (formerly known as FTX-6058) for the potential treatment of sickle cell disease. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information related to the clinical hold and seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between March 3, 2022, and March 8, 2023, as well as attorneys’ fees and costs. On November 28, 2023, all defendants filed a motion to dismiss the Securities Action, which motion is currently pending. The Company intends to defend vigorously against this litigation.

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. Other than attorneys’ fees and costs related to the defense of the Securities Action, no such costs have been incurred during the year ended December 31, 2023.

14. Income Taxes

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Federal income tax at statutory rate	21.00%	21.00%
Permanent differences	(0.71)	(0.46)
Federal and state research and development credits	1.47	1.44
Federal orphan drug credits	9.41	7.23
State income tax, net of federal benefit	5.92	5.78
Officers' compensation	(1.06)	(0.23)
Impact of ownership change	—	(2.92)
Other	(0.10)	(0.13)
Change in valuation allowance	(35.93)	(31.71)
Effective income tax rate	—%	—%

During the years ended December 31, 2023 and 2022, the Company incurred book and tax losses and, because it maintains a full valuation allowance on its net deferred tax assets, did not recognize federal or state income tax expense or benefit.

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$85,622	$75,005
Capitalized research and development costs	30,019	16,911
Orphan drug credit carryforwards	23,790	14,628
Research and development credit carryforwards	11,569	10,140
Intangible assets	6,291	6,918
Accrued expenses and other	6,740	5,232
Operating lease liability	2,911	3,613
Deferred revenue	—	251
Gross deferred tax assets	166,942	132,698
Valuation allowance	(164,483)	(129,512)
Net deferred tax assets	2,459	3,186
Deferred tax liability	(2,459)	(3,186)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the net deferred tax assets. The Company considered its history of cumulative net losses incurred since inception and its lack of commercialization of any products since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2023 and 2022. The valuation allowance increased by $35.0 million during the year ended December 31, 2023, which is primarily attributable to increases in net operating loss carryforwards as a result of current year net losses, increases in capitalized research and development costs, and the generation of research and development and orphan drug tax credit carryforwards. The Company reevaluates the positive and negative evidence at each reporting period.

As of December 31, 2023, the Company had federal net operating loss carryforwards of approximately $312.3 million, a portion of which begin to expire in 2036. Approximately $288.7 million of the federal net operating losses can be carried forward indefinitely. As of December 31, 2023, the Company also had state net operating loss carryforwards of approximately $317.1 million, which begin to expire in 2036.

As of December 31, 2023, the Company had federal orphan drug credits of approximately $23.8 million, which begin to expire in 2040. As of December 31, 2023, the Company had federal research and development tax credit carryforwards of approximately $7.6 million, which begin to expire in 2035. As of December 31, 2023, the Company also had state research and development tax credit carryforwards of approximately $4.9 million, which begin to expire in 2030.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. As of December 31, 2023, the Company’s tax years are still open under statute from 2016 to the present.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the provision for income taxes. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. For the year ended December 31, 2023, the Company generated research and development tax credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development tax credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development tax credit carryforwards and, if an adjustment is required, this adjustment would result in an adjustment to the deferred tax asset established for the research and development tax credit carryforwards and the valuation allowance.

15. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.7 million and $0.8 million in contributions to the 401(k) Plan for the years ended December 31, 2023 and 2022, respectively.

16. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Outstanding stock options	9,972,217	6,504,080
Unvested restricted stock units	75,017	76,718
Total	10,047,234	6,580,798

EXHIBIT INDEX

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2019).

3.2

Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2023).

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

10.1#

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

10.6#

Form of Stock Option Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 8, 2019).

10.7#

Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2021).

10.8#

Form of Restricted Stock Unit Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2022).

10.9#

2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on July 8, 2019).

10.10#	2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2022).
10.11#

First Amendment to 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2023).

10.12*#	Second Amendment to 2022 Inducement Stock Incentive Plan.
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

10.18#

Separation Agreement, dated January 2, 2023, by and between Registrant and Bryan Stuart (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2023).

10.19#

Employment Agreement, dated May 12, 2023, by and between Registrant and Alex C. Sapir (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2023).

10.20#

Employment Agreement, dated August 7, 2023, by and between the Registrant and Alan A. Musso (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2023).

10.21#

Employment Agreement, dated October 29, 2020, by and between the Registrant and Curtis Oltmans (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021).

10.22#

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.23#

Consulting Agreement, dated April 22, 2023, by and between the Registrant and Esther Rajavelu (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and

Exchange Commission on May 15, 2023).

10.24†

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

10.26†

Collaboration and License Agreement, dated as of July 20, 2020, by and between the Registrant and MyoKardia, Inc, a wholly-owned subsidiary of Bristol Myers Squibb Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38978) filed with the Securities and Exchange Commission on November 10, 2020).

10.27†

First Amendment to Collaboration and License Agreement, effective as of April 20, 2023, by and between the Registrant and MyoKardia, Inc, a wholly-owned subsidiary of Bristol Myers Squibb Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2023).

10.28†

License Agreement, effective as of July 5, 2023, by and between the Registrant and CAMP4 Therapeutics Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2023).

10.29

Lease for 26 Landsdowne Street, dated November 22, 2017, by and between the UP 26 Landsdowne, LLC and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

21.1*	Subsidiary of the Registrant.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*#	Compensation Recovery Policy of Registrant.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Fulcrum Therapeutics, Inc.

Date: February 27, 2024	By:	/s/ Alex C. Sapir
Alex C. Sapir
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alex C. Sapir	President and Chief Executive Officer	February 27, 2024
Alex C. Sapir	(Principal Executive Officer)

/s/ Alan Musso	Chief Financial Officer (Principal Financial Officer)	February 27, 2024
Alan Musso

/s/ Gregory Tourangeau	Vice President, Finance (Principal Accounting Officer)	February 27, 2024
Gregory Tourangeau

/s/ Kate Haviland	Chairman of the Board	February 27, 2024
Kate Haviland

/s/ Sonja Banks	Director	February 27, 2024
Sonja Banks

/s/ James J. Collins	Director	February 27, 2024
James J. Collins Ph.D.

/s/ Katina Dorton	Director	February 27, 2024
Katina Dorton

/s/ Alan Ezekowitz	Director	February 27, 2024
Alan Ezekowitz, MBChB, D. Phil

/s/ James Geraghty	Director	February 27, 2024
James Geraghty

/s/ Robert J. Gould	Director	February 27, 2024
Robert J. Gould, Ph.D.