Form 10-Q
period 2024-03-31
Fulcrum Therapeutics, Inc.
filed 2024-05-13
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 6, 2024, the registrant had 62,153,638 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words and include, among other statements, express or implied statements regarding:

•
our ongoing clinical trials of losmapimod and pociredir, including the effects of the revised inclusion and exclusion criteria on our trial of pociredir;
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
•
our intellectual property position;
•
the progress and results of our recent collaboration and license agreement with Genzyme Corporation, a wholly-owned subsidiary of Sanofi, or Sanofi, under our collaboration agreement with MyoKardia, Inc., or MyoKardia, a wholly-owned subsidiary of Bristol-Myers Squibb Company, or under our exclusive global license agreement with CAMP4 Therapeutics Corp., or CAMP4;
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
•
our ability to maintain and establish collaborations, license agreements or obtain additional funding;
•
the impact global pandemics or other geopolitical events on our business and operations, including our clinical trials and development plans, as well as our future financial results; and
•
our expectations regarding the time during which we will be an emerging growth company or a smaller reporting company as defined under the federal securities laws.

i

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Such forward looking statements are subject to various risks and uncertainties. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations” sections, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, license agreements, joint ventures or investments we may make or enter into.

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $97.3 million for the year ended December 31, 2023 and $26.9 million for the three months ended March 31, 2024. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of March 31, 2024, we had an accumulated deficit of $536.5 million.
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

ii

•
We have entered into, and may in the future enter into, collaborations and license agreements with third parties for the discovery, development or commercialization of product candidates, including our recent collaboration and license agreement with Sanofi, our collaboration with MyoKardia, and our license agreement with CAMP4. If our collaborations are not successful or we are not able to develop product candidates that we license-in, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$39,949	$25,563
Marketable securities	173,365	210,658
Unbilled accounts receivable	—	537
Prepaid expenses and other current assets	4,638	5,441
Total current assets	217,952	242,199
Property and equipment, net	4,765	5,216
Operating lease right-of-use assets	6,682	7,176
Restricted cash	1,201	1,092
Other assets	1,988	2,011
Total assets	$232,588	$257,694
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,857	$2,757
Accrued expenses and other current liabilities	4,805	8,726
Operating lease liability, current	2,032	2,192
Total current liabilities	10,694	13,675
Operating lease liability, excluding current portion	8,105	8,629
Other liabilities, excluding current portion	197	197
Total liabilities	18,996	22,501
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 62,141,011 and 61,915,367 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	62	62
Additional paid-in capital	750,507	744,940
Accumulated other comprehensive loss	(434)	(136)
Accumulated deficit	(536,543)	(509,673)
Total stockholders’ equity	213,592	235,193
Total liabilities and stockholders’ equity	$232,588	$257,694

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$—	$295
Operating expenses:
Research and development	19,773	16,715
General and administrative	10,061	11,520
Total operating expenses	29,834	28,235
Loss from operations	(29,834)	(27,940)
Other income, net	2,964	3,161
Net loss	$(26,870)	$(24,779)
Net loss per share, basic and diluted	$(0.43)	$(0.41)
Weighted-average common shares outstanding, basic and diluted	61,984	59,722

Comprehensive loss:
Net loss	$(26,870)	$(24,779)
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(298)	146
Total other comprehensive (loss) gain	(298)	146
Comprehensive loss	$(27,168)	$(24,633)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	52,099,211	52	612,025	(797)	(412,338)	198,942
Issuance of common stock in connection with public offering, net of issuance costs	9,615,384	10	117,336	—	—	117,346
Issuance of common stock under employee benefit plans	38,903	—	348	—	—	348
Vesting of restricted stock awards	5,496	—	—	—	—	—
Stock-based compensation expense	—	—	4,253	—	—	4,253
Unrealized gain on marketable securities	—	—	—	146	—	146
Net loss	—	—	—	—	(24,779)	(24,779)
Balance at March 31, 2023	61,758,994	$62	$733,962	$(651)	$(437,117)	$296,256
Balance at December 31, 2023	61,915,367	62	744,940	(136)	(509,673)	235,193
Issuance of common stock under employee benefit plans	214,094	—	1,651	—	—	1,651
Vesting of restricted stock awards	11,550	—	—	—	—	—
Stock-based compensation expense	—	—	3,916	—	—	3,916
Unrealized loss on marketable securities	—	—	—	(298)	—	(298)
Net loss	—	—	—	—	(26,870)	(26,870)
Balance at March 31, 2024	62,141,011	$62	$750,507	$(434)	$(536,543)	$213,592

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(26,870)	$(24,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	479	566
Stock-based compensation expense	3,916	4,253
Net accretion of discounts on marketable securities	(1,161)	(1,366)
Changes in operating assets and liabilities:
Unbilled accounts receivable	537	130
Prepaid expenses and other current assets	803	(522)
Operating lease assets and liabilities	(190)	(164)
Other assets	23	74
Accounts payable	1,100	88
Accrued expenses and other liabilities	(3,921)	(2,199)
Deferred revenue	—	(197)
Net cash used in operating activities	$(25,284)	$(24,116)
Investing activities
Purchases of marketable securities	(55,816)	(126,504)
Maturities of marketable securities	93,972	32,734
Purchases of property and equipment	(28)	(171)
Net cash provided by (used in) investing activities	38,128	(93,941)
Financing activities
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	—	117,345
Proceeds from issuance of common stock under benefit plans, net	1,651	348
Net cash provided by financing activities	1,651	117,693
Net increase (decrease) in cash, cash equivalents and restricted cash	14,495	(364)
Cash, cash equivalents, and restricted cash, beginning of period	26,655	36,190
Cash, cash equivalents, and restricted cash, end of period	$41,150	$35,826
Supplemental cash flow information
Cash paid for operating lease liabilities	$843	$819
Non-cash investing and financing activities:
Property and equipment purchases unpaid at end of period	$—	$79

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$39,949	$34,734
Restricted cash	1,201	1,092
Total cash, cash equivalents, and restricted cash	$41,150	$35,826

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2024 and the results of its operations and its cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024 (the “Annual Report on Form 10-K”).

Sales of Common Stock

In January 2023, the Company completed a public offering of its common stock and issued and sold 9,615,384 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $117.3 million after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of its capital stock and from upfront payments received from collaboration and license agreements. As of March 31, 2024, the Company had an accumulated deficit of $536.5 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024.

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

Recent Accounting Pronouncements

During the periods presented, the Company was not required to adopt any recently issued accounting standards. The Company does not expect any recently issued accounting standards to have a material impact on its financial statements.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at March 31, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$30,013	$30,013	$—	$—
U.S. Treasury securities	9,936	—	9,936	—
Marketable securities:
U.S. Treasury securities	20,249	—	20,249	—
Government agency securities	31,824	—	31,824	—
Commercial paper	13,431	—	13,431	—
Corporate bonds	107,861	—	107,861	—
Total	$213,314	$30,013	$183,301	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$25,563	$25,563	$—	$—
Marketable securities:
U.S. Treasury securities	14,215	—	14,215	—
Government agency securities	65,107	—	65,107	—
Commercial paper	17,889	—	17,889	—
Corporate bonds	113,447	—	113,447	—
Total	$236,221	$25,563	$210,658	$—

There were no transfers between fair value levels during the three months ended March 31, 2024.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$30,013	$—	$—	$30,013
U.S. Treasury securities	9,936	—	—	9,936
Total cash equivalents	39,949	—	—	39,949
Marketable securities:
U.S. Treasury securities	20,266	1	(18)	20,249
Government agency securities	31,878	—	(54)	31,824
Commercial paper	13,589	—	(158)	13,431
Corporate bonds	108,066	7	(212)	107,861
Total marketable securities	173,799	8	(442)	173,365
Total cash equivalents and marketable securities	$213,748	$8	$(442)	$213,314

	Fair Value Measurements at December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$25,563	$—	$—	$25,563
Total cash equivalents	25,563	—	—	25,563
Marketable securities:
U.S. Treasury securities	14,229	10	(24)	14,215
Government agency securities	65,182	23	(98)	65,107
Commercial paper	17,891	8	(10)	17,889
Corporate bonds	113,492	90	(135)	113,447
Total marketable securities	210,794	131	(267)	210,658
Total cash equivalents and marketable securities	$236,357	$131	$(267)	$236,221

There were no sales of marketable securities during the three months ended March 31, 2024. As of March 31, 2024, the Company held 46 debt securities that were in an unrealized loss position for less than 12 months with an aggregate fair value of $125.7 million. As of March 31, 2024, the Company held 13 debt securities that were in an unrealized loss position for greater than 12 months with an aggregate fair value of $31.3 million. As of March 31, 2024, the aggregate fair value of marketable securities with a remaining contractual maturity of greater than one year was $31.4 million.

The Company has the intent and ability to hold its debt securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three months ended March 31, 2024.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Lab equipment	$9,645	$9,682
Furniture and fixtures	600	600
Computer equipment	393	393
Software	199	199
Leasehold improvements	7,102	7,102
Total property and equipment	17,939	17,976
Less: accumulated depreciation	(13,174)	(12,760)
Property and equipment, net	$4,765	$5,216

Depreciation expense for the three months ended March 31, 2024 and 2023 was $0.5 million and $0.6 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$3,524	$3,658
Prepaid sign-on bonuses subject to vesting provisions	30	71
Interest income receivable	1,084	1,712
Total prepaid expenses and other current assets	$4,638	$5,441

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
External research and development	$2,325	$3,164
Payroll and benefits	1,615	4,712
Professional services	480	454
Other	385	396
Total accrued expenses and other current liabilities	$4,805	$8,726

7. Preferred Stock

As of March 31, 2024 and December 31, 2023, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of March 31, 2024 and December 31, 2023.

No dividends have been declared since inception.

8. Common Stock

As of March 31, 2024 and December 31, 2023, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of March 31, 2024 and December 31, 2023, the Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2024	December 31, 2023
Shares reserved for exercises of outstanding stock options	12,289,352	9,972,217
Shares reserved for vesting of restricted stock units	128,709	75,017
Shares reserved for future issuance under the 2019 Stock Incentive Plan	3,008,629	3,157,537
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,774,696	1,346,125
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	390,314	837,877
	17,591,700	15,388,773

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of March 31, 2024, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was annually increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2024, the number of shares reserved for issuance under the 2019 Plan was increased by 2,000,000 shares. As of March 31, 2024, there were 3,008,629 shares available for future issuance under the 2019 Plan.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. Effective March 8, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 2,000,000 shares. Effective May 18, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,400,000 shares. As of March 31, 2024, there were 390,314 shares available for future issuance under the Inducement Plan.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	9,972,217	$8.44	8.49	$15,114,074
Granted	2,629,058	7.59
Exercised	(214,094)	7.71
Cancelled	(97,829)	9.22
Outstanding at March 31, 2024	12,289,352	$8.26	8.64	$35,107,034
Exercisable at March 31, 2024	3,365,888	$12.71	7.19	$2,509,520

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three months ended March 31, 2024 was $6.23 per share. The total intrinsic value of stock options exercised during the three months ended March 31, 2024 was $0.8 million.

The fair value of stock options granted during the three months ended March 31, 2024 and 2023 has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Risk-free interest rate	4.1%	3.8%
Expected dividend yield	0.0%	0.0%
Expected term (years)	6.0	6.0
Expected stock price volatility	103.1%	94.3%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	75,017	$10.77
Granted	70,445	6.95
Vested	(11,550)	12.53
Cancelled	(5,203)	9.38
Unvested at March 31, 2024	128,709	$8.58

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative	$2,587	$3,408
Research and development	1,329	845
Total stock-based compensation expense	$3,916	$4,253

As of March 31, 2024, the Company had an aggregate of $42.8 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.99 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was increased on January 1, 2020, and will be increased annually on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2024, the number of shares reserved for issuance under the 2019 ESPP was increased by 428,571 shares. As of March 31, 2024, there were 1,774,696 shares available for future issuance under the ESPP.

10. Collaboration Agreement

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

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three months ended March 31, 2024.

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

Recognition of Revenue

The Company recognizes revenue related to the MyoKardia Collaboration Agreement over time as the MyoKardia Research Services are rendered. The Company has concluded that an input method is a representative depiction of the transfer of services under the MyoKardia Collaboration Agreement. The method of measuring progress towards the delivery of the services incorporates actual cumulative internal and external costs incurred relative to total internal and external costs expected to be incurred to satisfy the performance obligation. The period over which total costs are estimated reflects the Company’s estimate of the period over which it will perform the MyoKardia Research Services. Changes in estimates of total internal and external costs expected to be incurred are recognized in the period of change as a cumulative catch-up adjustment. The Company satisfied its obligation to perform research services as of December 31, 2023.

During the three months ended March 31, 2024, the Company recognized no collaboration revenue associated with the MyoKardia Collaboration Agreement. During the three months ended March 31, 2023, the Company recognized $0.3 million of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $0.2 million of revenue recognized that was in deferred revenue as of December 31, 2022. As of March 31, 2024 and December 31, 2023, the Company recorded no deferred revenue or accounts receivable associated with the MyoKardia Collaboration Agreement. As of March 31, 2024, the Company had received $7.7 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of December 31, 2023, the Company had received $7.2 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of March 31, 2024, the Company recorded no unbilled accounts receivable related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended March 31, 2024. As of December 31, 2023, the Company recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended December 31, 2023.

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

Under the GSK Agreement, the Company issued 12,500,000 shares of Series B Preferred Stock to GSK (all of which converted to common stock in connection with the Company’s 2019 initial public offering). In addition, the Company may owe GSK up to $37.5 million in certain specified clinical and regulatory milestones, including a $5.0 million milestone that was achieved during 2022 and a $2.5 million milestone that was achieved 2019, and up to $60.0 million in certain specified sales milestones. The Company agreed to pay tiered royalties on annual net sales of losmapimod that range from mid single-digit percentages to a low double-digit, but less than teens, percentage. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances.

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

12. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of March 31, 2024 and December 31, 2023. Operating lease expense and variable lease expense associated with this lease for the three months ended March 31, 2024 was approximately $0.5 million and $0.2 million, respectively.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of March 31, 2024, are as follows (in thousands):

2024(1)	1,939
2025	2,649
2026	2,729
2027	2,811
Thereafter	1,426
Total minimum lease payments	11,554
Less: imputed interest	(1,417)
Total lease liability	$10,137

1.
Amounts are for the nine months ending December 31, 2024.

125 Sidney Street

In November 2021, the Company entered into a lease agreement comprising approximately 12,196 square feet of office space at 125 Sidney Street in Cambridge, Massachusetts, commencing November 2021. The Company began recognizing rent expense associated with this lease during November 2021. The lease ended on March 31, 2024. The Company had the option to extend the term of the lease for two successive one-year periods, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease had a total commitment of $1.7 million over the initial term, and included escalating rent payments. Operating lease expense associated with this lease for the three months ended March 31, 2024 was approximately $0.2 million. No variable lease expense was recorded associated with this lease for the three months ended March 31, 2024.

There are no future minimum lease payments associated with this lease as of March 31, 2024.

13. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of March 31, 2024 or December 31, 2023.

Legal Proceedings

On April 28, 2023, a class action complaint was filed in the United States District Court for the District of New Jersey against the Company and current and former officers (the “Securities Action”). On May 19, 2023, the Securities Action was transferred to the United States District Court for the District of Massachusetts, captioned Celano v. Fulcrum Therapeutics, Inc., et al., Case No. 1:23-cv-11125-IT. On July 31, 2023, the court appointed a lead plaintiff, who filed an amended complaint on September 29, 2023. The Securities Action alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individuals, related to the Company’s February 2023 announcement that the U.S. Food and Drug Administration issued a clinical hold regarding the investigational new drug application for pociredir for the potential treatment of sickle cell disease. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information related to the clinical hold and seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between March 3, 2022, and March 8, 2023, as well as attorneys’ fees and costs. On November 28, 2023, all defendants filed a motion to dismiss the Securities Action, which motion is currently pending. The Company intends to defend vigorously against this litigation.

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. Other than attorneys’ fees and costs related to the defense of the Securities Action, no such costs have been incurred during the three months ended March 31, 2024.

14. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.2 million in contributions to the 401(k) Plan for each of the three months ended March 31, 2024 and 2023.

15. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Outstanding stock options	12,289,352	6,876,679
Unvested restricted stock units	128,709	104,543
Total	12,418,061	6,981,222

16. Subsequent Events

Sanofi Collaboration and License Agreement

On May 11, 2024, the Company entered into a collaboration and license agreement (the “Sanofi Agreement”) with Genzyme Corporation (“Sanofi”) pursuant to which the Company granted Sanofi an exclusive license under certain intellectual property rights to commercialize losmapimod, an oral small molecule for the treatment of facioscapulohumeral muscular dystrophy (“FSHD”) outside of the United States.

Pursuant to a mutually agreed global development plan, the Company will continue to conduct the ongoing Phase 3 clinical trial for losmapimod for the treatment of FSHD. The Company and Sanofi will equally share global development costs. In addition to potential future activities conducted under a mutually agreed global development plan, Sanofi will also have the right to conduct certain development activities that are solely intended to support obtaining or maintaining regulatory approval outside of the United States. The Company will have the sole right to manufacture for its activities under the global development plan and for commercialization in the United States and, subject to the terms of a supply agreement, the Company will supply Sanofi’s clinical and commercial supply requirements of losmapimod until Sanofi elects to take over such manufacturing responsibilities.

Per the terms of the Sanofi Agreement, Sanofi will make an upfront payment of $80.0 million to the Company. The Company is also eligible to receive up to an additional $975.0 million in specified regulatory and sales-based milestones, and Sanofi will pay the

Company tiered royalties ranging from low-teens to mid-twenties based on Sanofi’s and any of its affiliates’ and sublicensees’ annual net sales of losmapimod outside the United States. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

During the term of the Sanofi Agreement, the Company may not research, develop, manufacture, commercialize, use, or otherwise exploit any compound or product that binds or otherwise modulates p38a/b MAPK anywhere in the world, other than losmapimod in the United States.

The Sanofi Agreement continues on a country-by-country and product-by-product basis until the last to expire royalty term for a product in a country, at which time the Sanofi Agreement expires with respect to such product in such country. Either party has the right to terminate the Sanofi Agreement if the other party has materially breached its obligations under the Sanofi Agreement and such breach has not been cured within the applicable cure period. Sanofi also has the right to terminate the Sanofi Agreement for convenience in its entirety or on a product-by-product or region-by-region (or country-by-country with respect to certain major markets) basis. The Company also has the right to terminate the Sanofi Agreement if Sanofi terminates all bona fide material development and commercialization activities for a specified period and such cessation is not the result of certain agreed upon reasons.

The Company is currently evaluating the accounting treatment for the Sanofi Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on developing small molecules to improve the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our most advanced clinical-stage product candidate, losmapimod, is being developed for the potential treatment of facioscapulohumeral muscular dystrophy, or FSHD. Our other clinical product candidate is pociredir, which is being developed for the potential treatment of sickle cell disease, or SCD. We initiated REACH, a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of losmapimod in the second quarter of 2022 and completed enrollment during September 2023, enrolling 260 patients. We expect to report topline data from REACH in the fourth quarter of 2024.

In January 2023, we announced interim data from our Phase 1b clinical trial of pociredir in SCD. We completed enrollment in the 6 mg and 2 mg dose cohorts, and do not plan to enroll additional subjects in these cohorts. Although we commenced enrollment in the 12 mg dose cohort, in February 2023 the FDA placed a full clinical hold on the investigational new drug, or IND, application for pociredir for SCD, which was lifted in August 2023. We reinitiated the Phase 1b clinical trial at the 12 mg once daily dose level, with that cohort expected to enroll approximately 10 patients, to be followed by an additional cohort of approximately 10 patients at the 20 mg once daily dose level, and have activated additional clinical trial sites. Following the clinical hold, we amended the protocol to revise the inclusion and exclusion criteria for the Phase 1b clinical trial to target patients with higher disease severity.

On May 11, 2024, we entered into a collaboration and license agreement with Genzyme Corporation, a wholly-owned subsidisary of Sanofi, or Sanofi, pursuant to which we granted Sanofi an exclusive license under certain intellectual property rights to commercialize losmapimod outside of the United States. Pursuant to a mutually agreed global development plan, we will continue to conduct the ongoing REACH trial. We and Sanofi will equally share global development costs. In addition to potential future activities conducted under a mutually agreed global development plan, Sanofi will also have the right to conduct certain development activities that are solely intended to support obtaining or maintaining regulatory approval outside of the United States. We will have the sole right to manufacture for our activities under the global development plan and for commercialization in the United States. and, subject to the terms of a supply agreement, we will supply Sanofi’s clinical and commercial supply requirements of losmapimod until Sanofi elects to take over such manufacturing responsibilities.

Per the terms of the agreement, Sanofi will make an upfront payment of $80.0 million to us. We are also eligible to receive up to an additional $975.0 million in specified regulatory and sales-based milestones, and Sanofi will pay us tiered royalties ranging from low-teens to mid-twenties based on Sanofi’s and any of its affiliates’ and sublicensees’ annual net sales of losmapimod outside the United States. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

In addition to our product candidates, we developed a discovery approach that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat known root causes of genetically defined rare diseases. Our discovery approach led to the identification of both losmapimod for FSHD and pociredir for SCD, as well as a robust discovery pipeline.

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

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $26.9 million and $24.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $536.5 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

•
continue our clinical development of losmapimod and pociredir;
•
continue our ongoing preclinical studies;
•
advance clinical-stage product candidates into later stage trials such as REACH, the Phase 3 clinical trial of losmapimod for the treatment of FSHD;
•
pursue the discovery of drug targets for other genetically-defined rare diseases and the subsequent development of any resulting product candidates, including for Diamond Blackfan Anemia, or DBA, under our license agreement with CAMP4;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
scale up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf, to support our clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;
•
establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval and that we have not out-licensed;
•
acquire or in-license products, product candidates, technologies and/or data referencing rights, such as our agreement with CAMP4;
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

As of March 31, 2024, we had $213.3 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2024, together with the $80.0 million upfront payment that we expect to receive under our recent collaboration and license agreement with Sanofi, will enable us to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

In July 2020, we entered into a collaboration and license agreement with MyoKardia, which we amended in April 2023, pursuant to which we granted to MyoKardia an exclusive worldwide license under certain intellectual property rights to research, develop, make, have made, use, have used, sell, have sold, offer for sale, have offered for sale, import, have imported, export, have exported, distribute, have distributed, market, have marketed, promote, have promoted, or otherwise exploit products directed against certain biological targets identified by us that are capable of modulating up to a certain number of genes of interest with relevance to certain genetically defined cardiomyopathies. MyoKardia was subsequently acquired by Bristol-Myers Squibb Company in November 2020. The primary goal of the collaboration is to identify and validate potential biological targets for further research, in order to support the development, manufacture and commercialization of product candidates by MyoKardia for the potential treatment of certain genetically defined cardiomyopathies. We satisfied our obligation to perform research services as of December 31, 2023.

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

For the three months ended March 31, 2024 and 2023, we recognized zero and $0.3 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. As of March 31, 2024 and December 31, 2023, we have recorded no deferred revenue associated with the MyoKardia collaboration agreement. As of March 31, 2024, we had received $7.7 million of cost reimbursement payments and $2.5 million of milestone payments under the MyoKardia collaboration agreement. As of March 31, 2024, we recorded no accounts receivable or unbilled accounts receivable under the MyoKardia collaboration agreement.

In the future, we may generate revenue from milestones and royalty payments under the MyoKardia collaboration agreement. We expect that our revenue may fluctuate from quarter-to-quarter and year-to-year as a result of the timing, amount, and achievement of milestones under the MyoKardia collaboration agreement.

In the future, we will recognize revenue from the Sanofi Agreement associated with the $80.0 million upfront payment, and we may generate additional revenue from milestones and royalty payments under the Sanofi Agreement.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the three months ended March 31, 2024 and 2023. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately.

	Three Months Ended March 31,
(in thousands)	2024	2023
Losmapimod external expenses	$8,294	$6,329
Pociredir external expenses	2,098	2,568
Pre-development candidate expenses and unallocated expenses	3,665	3,011
Internal research and development expenses	5,716	4,807
Total research and development expenses	$19,773	$16,715

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
•
our ability to raise additional funds necessary to complete clinical development of and, if applicable, commercialize our product candidates if and when approved;
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

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing losmapimod for the treatment of FSHD, advancing pociredir for the treatment of SCD, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through approval and commercialization. There are numerous factors associated with obtaining regulatory approval and the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

We expect that our general and administrative expenses will increase in the future to support continued research and development activities and planned commercialization activities in the United States, including establishing a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval. These increases will likely include increased costs related to the hiring of additional personnel, legal, audit, filing fees, and general compliance and consulting expenses, among other expenses.

Other Income, Net

Other income, net consists primarily of interest income related to our investments in cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months ended March 31, 2024 and 2023

The following summarizes our results of operations for the three months ended March 31, 2024 and 2023 along with the changes in those items in dollars:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$
Collaboration revenue	$—	$295	$(295)
Operating expenses:
Research and development	19,773	16,715	3,058
General and administrative	10,061	11,520	(1,459)
Total operating expenses	29,834	28,235	1,599
Loss from operations	(29,834)	(27,940)	(1,894)
Other income, net	2,964	3,161	(197)
Net loss	$(26,870)	$(24,779)	$(2,091)

Collaboration Revenue

Collaboration revenue decreased by $0.3 million from $0.3 million for the three months ended March 31, 2023 to zero for the three months ended March 31, 2024. The decrease was attributable to the completion of our research services under our collaboration agreement with MyoKardia during the fourth quarter of 2023. We recognize revenue under the MyoKardia collaboration agreement based on our pattern of performance related to the identified performance obligation, which is the period over which we perform research services under the agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$
External research and development	$12,210	$9,550	$2,660
Employee compensation	5,716	4,807	909
Laboratory supplies	403	711	(308)
Facility costs	1,119	1,183	(64)
Other	325	464	(139)
Total research and development expenses	$19,773	$16,715	$3,058

Research and development expense increased by $3.1 million from $16.7 million for the three months ended March 31, 2023 to $19.8 million for the three months ended March 31, 2024. The increase in research and development expense was primarily attributable to the following:

•
$2.7 million of increased external research and development costs, primarily due to the advancement of REACH as we completed enrollment in September 2023;
•
$0.9 million of increased employee compensation costs, including a $0.5 million increase in stock-based compensation expense;
•
partially offset by $0.3 million of decreased laboratory supplies costs;
•
$0.1 million of decreased facility costs; and
•
$0.1 million of decreased other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$
Employee compensation	$5,662	$7,267	$(1,605)
Professional services	3,006	2,818	188
Facility costs	599	657	(58)
Other	794	778	16
Total general and administrative expenses	$10,061	$11,520	$(1,459)

General and administrative expenses decreased by $1.5 million from $11.5 million for the three months ended March 31, 2023 to $10.1 million for the three months ended March 31, 2024. The decrease in general and administrative expenses was primarily attributable to the following:

•
$1.6 million of decreased employee compensation costs, including a $0.8 million decrease in stock-based compensation expense, due to decreased headcount;
•
partially offset by $0.2 million of increased professional services costs, primarily due to increased legal costs.

Other Income, Net

Other income, net decreased by $0.2 million from $3.2 million for the three months ended March 31, 2023 to $3.0 million for the three months ended March 31, 2024. The decrease was primarily attributable to a decrease in our average cash, cash equivalents, and marketable securities balance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of March 31, 2024, we have funded our operations primarily with aggregate gross proceeds of $712.5 million from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $213.3 million.

In February 2024, we entered into a controlled equity offeringsm agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, as agents, with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time in our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $100.0 million through the agents. As of March 31, 2024, we have not issued or sold any shares of common stock under the at-the-market offering program.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(25,284)	$(24,116)
Net cash provided by (used in) investing activities	38,128	(93,941)
Net cash provided by financing activities	1,651	117,693
Net increase (decrease) in cash, cash equivalents, and restricted cash	$14,495	$(364)

Net Cash Used in Operating Activities

Net cash used in operating activities was $25.3 million during the three months ended March 31, 2024 compared to $24.1 million during the three months ended March 31, 2023. The increase in net cash used in operating activities of $1.2 million was primarily due to a increase in our net loss, including as a result of increased external research and development costs as we continued the advancement of REACH.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $38.1 million during the three months ended March 31, 2024 compared to net cash used in investing activities of $93.9 million during the three months ended March 31, 2023. The increase in net cash provided by investing activities of $132.1 million was primarily due to net maturities of marketable securities during the three months ended March 31, 2024, as compared to net purchases of marketable securities during the three months ended March 31, 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.7 million during the three months ended March 31, 2024 compared to net cash provided by financing activities of $117.7 million during the three months ended March 31, 2023. Net cash provided by financing activities during the three months ended March 31, 2024 consisted of net proceeds of $1.7 million from the issuance of common stock under our benefit plans. Net cash provided by financing activities during the three months ended March 31, 2023 primarily consisted of net proceeds of $117.3 million from the January 2023 public offering of our common stock.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2024, together with the $80.0 million upfront payment that we expect to receive under our recent collaboration and license agreement with Sanofi, will enable us to fund our operating expenses and capital expenditure requirements into 2027. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

•
the progress, costs and results of our clinical trials of losmapimod and pociredir;
•
the scope, progress, costs and results of discovery research, preclinical development, laboratory testing and clinical trials for our current product candidates in additional indications or for any future product candidates that we may pursue, including under our license agreement with CAMP4;
•
the number of and development requirements for other product candidates that we pursue;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our ability to enter into contract manufacturing arrangements for supply of API and manufacture of our product candidates and the terms of such arrangements;
•
the success of our recent collaboration and license agreement with Sanofi and our collaboration with MyoKardia;
•
our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•
the payment or receipt of milestones, royalties and other collaboration-based revenues, if any;
•
the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our product candidates for which we may receive marketing approval and that we do not out-license to a third party;
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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net loss was $97.3 million for the year ended December 31, 2023 and $26.9 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $536.5 million. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
continue our clinical development of losmapimod and pociredir;
•
continue our ongoing preclinical studies;
•
advance clinical-stage product candidates through later stage trials, such as REACH, the Phase 3 clinical trial of losmapimod for the treatment of FSHD;
•
pursue the discovery of drug targets for other genetically-defined rare diseases and the subsequent development of any resulting product candidates, including for DBA under our license agreement with CAMP4;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
scale up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf, to support our clinical trials of our product candidates and commercialization of any of our product candidates for which we may obtain marketing approval;
•
establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval and that we have not out-licensed;

•
acquire or in-license products, product candidates, technologies and/or data referencing rights, such as our agreement with CAMP4;
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
•
there are any delays in completing our clinical trials or the development of any of our product candidates, such as due to a clinical hold imposed by the FDA on the IND application for pociredir in SCD, which was lifted in August 2023, or due to enrollment challenges (such as for our clinical trial of pociredir in light of the more stringent inclusion and exclusion criteria); or
•
there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our ongoing and planned clinical trials of losmapimod and pociredir, continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, particularly if we do not out-license our product candidate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Given current uncertainty in the capital markets and other factors, such funding may not be available on terms favorable to us or at all. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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
•
the success of our collaborations with Sanofi and MyoKardia or under our license agreement with CAMP4;
•
our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•
the payment or receipt of milestones, royalties and other collaboration-based revenues, if any;
•
the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our product candidates for which we may receive marketing approval and that we do not out-license for commercialization;
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

As of March 31, 2024, we had cash, cash equivalents, and marketable securities of approximately $213.3 million. We believe that our cash, cash equivalents, and marketable securities as of March 31, 2024, together with the $80.0 million upfront payment that we expect to receive under our recent collaboration and license agreement with Sanofi, will enable us to fund our operating expenses and capital expenditure requirements into 2027. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will not be derived unless and until we can achieve sales of products, which we do not anticipate for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may become even more difficult to obtain due to rising interest rates and the recent downturn in the U.S. capital markets and the biotechnology sector in general. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or discovery stage programs or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to bring our product candidates to market. We may also choose to further realign our operations to achieve additional operational efficiencies beyond the strategic realignment effected in 2022.

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

We have in the past relied, and in the future anticipate we will rely, in part on sales of our common stock through an at-the-market, or ATM, offering program. Increased volatility and decreases in market prices of equity securities generally and of our common stock in particular may have an adverse impact on our willingness and/or ability to continue to sell our common stock through our ATM offering program. Decreases in these sales could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, including current operations, future growth, revenues, net income and the market prices of our common stock.

In February 2024, we established a new ATM offering program to sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time. Given the overall volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM offering program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

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

Our operations have been focused on research and development and conducting clinical trials, which may make it difficult for stockholders to evaluate the success of our business to date and to assess our future viability.

We commenced activities in 2015 and are a clinical-stage biotechnology company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, identifying drug targets and potential product candidates, in-licensing assets, producing drug substance and drug product material for use in clinical trials and conducting preclinical studies and clinical trials. We have not yet demonstrated our ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization or arrange for a third party to do so on our behalf. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing products.

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

Our business was negatively impacted by the COVID-19 pandemic and may in the future be impacted by any future pandemics. In addition, the effects of any future pandemics may adversely impact economies worldwide, which could result in adverse effects on our business and operations.

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

The COVID-19 pandemic caused significant disruptions in the financial markets and any future pandemic could similarly cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. We cannot be certain what the overall impact of any future pandemic will be on our business. The extent of the impact of any future pandemic on our business, financial condition, results of operations and prospects will depend on future developments that are uncertain.

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

Risks Related to the Discovery and Development of our Product Candidates

We are early in our development efforts, and we only have two clinical-stage product candidates. If we are unable to commercialize directly or out-license to a third party our product candidates or experience significant delays in doing so, our business will be materially harmed.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, or at all. For example, we revised the inclusion and exclusion criteria of our clinical trial of pociredir in SCD to address the clinical hold imposed by the FDA, and have experienced some difficulty enrolling patients who meet the updated more stringent criteria. There can be no certainty as to whether we will be successful in completing the clinical trial with its revised design. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. A lack of clinical benefit may be due to insufficient dosing or for other reasons. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any of our product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before approving any of our product candidates.

As described in Item 1 “Business—Licenses and Collaboration--Right of Reference and License Agreement with GlaxoSmithKline” in our Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 Annual Report, we have entered into a right of reference and license agreement, as amended, with affiliates of GSK. Although losmapimod was originally evaluated by GSK in nearly 3,600 subjects, GSK did not evaluate losmapimod in FSHD or in any other muscular dystrophy, and most of the subjects in these trials were given a dose that was lower than our planned dosage of 15 mg of losmapimod twice per day. Accordingly, the safety data generated from GSK’s clinical trials of losmapimod may not be predictive or indicative of the results of our clinical trials. Similarly, while we believe the safety data from GSK’s clinical trials may, in part, support the safety database for losmapimod, GSK evaluated a limited number of subjects at a dose of 15 mg twice daily.

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
•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate (for example, due to difficulty enrolling patients who meet the updated inclusion and exclusion criteria for our trial of pociredir in SCD) or participants may drop out of these clinical trials at a higher rate than we anticipate;
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

Identifying and qualifying patients to participate in and complete clinical trials for our product candidates is critical to our success. Successful and timely completion of clinical trials requires that we enroll a sufficient number of patients that meet both the enrollment criteria, and who remain in the trial until its conclusion. For example, in our Phase 1b trial of pociredir, although we enrolled six subjects in the initial cohort, only three subjects remained evaluable as of the initial data cutoff date. Subsequently, we modified the study protocol to monitor subject adherence. However, if such protocols do not improve adherence and improve compliance, we may not be able to generate meaningful data. Furthermore, we may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. We revised the design of our clinical trial of pociredir in SCD to address the clinical hold imposed by the FDA, and there can be no certainty as to whether we will be successful in completing the clinical trial with its revised design, which include updated inclusion and exclusion criteria and thus a narrower set of eligible patients, which is making enrollment difficult despite opening a number of sites for such trial. Because of our primary focus on genetically-defined rare diseases, we may have difficulty enrolling a sufficient number of eligible patients.

Patient enrollment is affected by a variety of other factors, including:

•
the prevalence and severity of the disease under investigation;
•
the eligibility criteria for the trial in question (such as with our trial of pociredir for SCD);
•
the perceived risks and benefits of the product candidate under trial;
•
the requirements of the trial protocols, including invasive procedures such as muscle biopsies or medical resonance imaging, or MRI, which requires the use of specialized equipment;
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

Although we recently entered into the Sanofi Agreement for the potential commercialization of losmapimod outside the United States, we retained rights to our product candidate in the United States. Accordingly, in the future, we expect to build a focused, specialty sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we are unable to establish our own sales, marketing and distribution capabilities and we enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market, sell and distribute any products that we develop ourselves. In addition, although we reached agreement with Sanofi for losmapimod outside the United States, we may not be successful in entering into additional arrangements with third parties to sell, market and distribute our other product candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

For example, we are aware of several product candidates in clinical development that could be competitive with product candidates that we may successfully develop and commercialize. See Item 1 “Business — Competition” in the 2023 Annual Report.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For example, in December 2023, the FDA approved CASGEVY (exagamglogene autotemcel) and LYFGENIA (lovotibeglogene autotemcel), the first ex vivo cell-based gene therapies for the treatment of SCD. CASGEVY has also been FDA-approved for the treatment of transfusion-dependent beta-thalassemia. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

We do not have any manufacturing facilities. Although we believe we have obtained sufficient losmapimod tablets from GSK to complete our ongoing clinical trials of losmapimod for the treatment of FSHD, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it. We have also engaged CMOs to prepare our own API and to manufacture losmapimod tablets. Although we believe we have produced sufficient losmapimod tablets to complete our Phase 3 registrational trial, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it, or that we will be able to meet our commitments to supply losmapimod under the Sanofi Agreement. In addition, although we believe we have obtained sufficient quantities of pociredir from a CMO for the completion of our Phase 1b clinical trial for SCD, we cannot be sure we have correctly estimated our drug product requirements, which could delay, prevent or impair our development efforts.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. See Item 1 “Business — Government Regulation and Product Approval — Pharmaceutical Insurance Coverage and Health Care Reform” in the 2023 Annual Report.

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

We have a collaboration and license agreement with Sanofi (relating to the commercialization of losmapimod outside of the United States) and with MyoKardia (for certain genetically defined cardiomyopathies). We may in the future enter into additional development, distribution or marketing arrangements with third parties with respect to our other existing or future product candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. These third party arrangements, including our recent agreement with Sanofi, generally do not provide us with the ability to control the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations that we enter into, including our collaborations with MyoKardia and Sanofi, may not be successful, and any success will depend heavily on the efforts and activities of such collaborators. Collaborations pose a number of risks, including the following:

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
•
collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability; and
•
collaborations may be terminated for the convenience of the collaborator (e.g., our former collaboration with Acceleron Pharma, Inc.), and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

For some of our product candidates, we may decide to collaborate with pharmaceutical or biotechnology companies for the development and potential commercialization of those product candidates. For example, we recently entered into a collaboration and license agreement with Sanofi, granting Sanofi an exclusive license under certain intellectual property rights to commercialize losmapimod outside of the United States. In addition, in July 2020, we entered into a collaboration and license agreement with MyoKardia to identify and validate potential biological targets for the potential treatment of certain genetically defined cardiomyopathies. We face significant competition in seeking appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

We may also be restricted under existing or future license agreements from entering into agreements on certain terms with potential collaborators. Under our collaboration with MyoKardia, we are restricted from researching, developing, manufacturing, commercializing, using, or otherwise exploiting any compound or product (a) that is a compound or product under the agreement that is directed against certain targets identified by us in the performance of the research activities for the treatment, prophylaxis, or diagnosis of any indication or (b) for the treatment of any genetically defined cardiomyopathies shown to be related to certain specified genes of interest that are modulated by the targets chosen by MyoKardia under our collaboration, in each case, while we are performing the research activities pursuant to the research plan and for a specified period thereafter. Further, our agreement with Sanofi restricts our ability to research, develop, manufacture, commercialize, use, or otherwise exploit any compound or product that binds or otherwise modulates p38a/b MAPK anywhere in the world, except losmapimod in the United States.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the

United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not published at all. Therefore, neither we nor our licensors can know with certainty whether either we or our licensors were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and in-licensed patent rights are highly uncertain. Moreover, our owned and in-licensed pending and future patent applications may not result in patents being issued which protect our technology and product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, could affect the value or narrow the scope of our patent rights. For information relating to our patent portfolio, see Item 1 “Business—Intellectual Property” in the 2023 Annual Report.

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

There are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, an ANDA applicant would not have to provide notice to us with respect to that patent. See Item 1 “Business—Intellectual Property” in the 2023 Annual Report for additional information regarding patent laws and patent protection.

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

We are party to license and funding agreements, such as our agreement with GSK and our license agreement with CAMP4, and we may enter into additional licensing and funding arrangements with third parties that impose or may impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing and funding agreements, we are obligated to pay royalties on net product sales of product candidates or related technologies to the extent they are covered by the agreements. If we fail to comply with such obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements or require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations and prospects. We also have licenses and agreements to certain technologies that we use in our discovery efforts, all of which are non-exclusive. While we still face all of the risks described herein with respect to those agreements, we cannot prevent third parties from also accessing those technologies. In addition, our licenses may place restrictions on our future business opportunities.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which precludes the FDA or the EMA from approving another marketing authorization application for the same drug for a certain time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years at the end of the fifth year if it is determined that a product no longer meets the criteria for orphan designation, including if the product is sufficiently profitable so that market exclusivity is no longer justified. Proposed amendments to European Union regulations regarding orphan medicines are under consideration which, if approved, could reduce the ten-year marketing exclusivity period.

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

If we obtain regulatory approval and commercialize any products, healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. See Item 1 “Business—Government Regulation and Product Approvals—Health Care Law and Regulation” in the 2023 Annual Report.

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

Similar data protection laws are either in place or under way in the United States. There are a broad variety of privacy and data security laws and regulations that may be applicable to our activities governing the collection, use, disclosure, and protection of health-related and other personal information (including, state data breach notification laws, health information and/or genetic privacy laws and federal and state consumer protection laws including Section 5 of the FTC Act, HIPAA, and the California Consumer Privacy Act, or CCPA). For example, the CCPA as amended by the California Privacy Rights Act, has created certain requirements for data use, sharing and transparency, and provides California residents certain rights concerning their personal information, such as access, correction, deletion and opt out of selling or sharing such data. Several other states have implemented privacy legislation similar to the CCPA or are preparing to implement their own regulatory frameworks. For example, Washington state’s My Health My Data Act, which took effect in March 2024, expands the definition of consumer health data, affords consumers with privacy rights and creates a private right of action, which could generate litigation. A wide range of enforcement agencies at both the state and federal levels, such as the Federal Trade Commission and state Attorneys General have been increasingly aggressive in reviewing and enforcing privacy and data security-related consumer protection laws. See Item 1 “Business –Government Regulation and Product Approvals” in the 2023 Annual Report.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed. See Item 1 “Business—Government Regulation and Product Approval—Pharmaceutical Insurance Coverage and Health Care Reform” in the 2023 Annual Report.

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

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•
the demand for any of our product candidates, if approved;
•
the ability to set a price that we believe is fair for any of our product candidates, if approved;
•
our ability to generate revenues and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

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

Our internal computer and information technology systems and infrastructure and those of our CROs, collaborators, and other contractors or consultants upon which our business relies, are vulnerable to breakdown or damage or interruption or otherwise may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, system malfunction, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. Such systems and infrastructure are also vulnerable to service interruptions or to security compromises or breaches from inadvertent or intentional actions by our employees, CROs or other third-party vendors, contractors, consultants and/or business partners or other third parties, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include wrongful conduct by insider employees or vendors, hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud or cyber-attacks, including the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, phishing attacks and social engineering, business email compromise, and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. We have experienced cyber incidents in the past, and we cannot guarantee that the measure we take to prevent, detect and respond to cyber-attacks will be effective to prevent or remediate future incidents. If our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks, compromise or the mishandling of data by our employees or contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems or those of our collaborators or other contractors or consultants change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.

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

As of May 6, 2024, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 55.6% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Director and Officer Trading Plans and Arrangements

On February 29, 2024, Curtis Oltmans, our chief legal officer, adopted a trading plan for the potential sale of up to 5,192 shares of our common stock and for the potential exercise of vested stock options and the associated sale of up to 19,500 shares of our common stock. The trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is expected to remain in effect until May 30, 2025.

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

10.1*#	Employment Agreement, dated March 18, 2024, by and between the Registrant and Patrick Horn.
10.2

Controlled Equity OfferingSM Sales Agreement, dated February 27, 2024, by and among the Registrant, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 27 2024).

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

FULCRUM THERAPEUTICS, INC.

Date: May 13, 2024	By:	/s/ Alex C. Sapir
Alex C. Sapir
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Alan Musso
Alan Musso
Chief Financial Officer (Principal Financial Officer)