Form 10-Q
period 2024-06-30
Fulcrum Therapeutics, Inc.
filed 2024-07-31
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 24, 2024, the registrant had 62,400,770 shares of common stock, $0.001 par value per share, outstanding.

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $97.3 million for the year ended December 31, 2023. Our net income was $28.5 million for the six months ended June 30, 2024, primarily due to the $80.0 million upfront payment under our collaboration and license agreement with Sanofi. Excluding the potential for future milestone payments under our collaboration and license agreement with Sanofi, we expect to incur losses over the next several years and may never achieve or maintain profitability. As of June 30, 2024, we had an accumulated deficit of $481.1 million.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$86,702	$25,563
Marketable securities	187,076	210,658
Unbilled accounts receivable	2,333	537
Prepaid expenses and other current assets	4,175	5,441
Total current assets	280,286	242,199
Property and equipment, net	4,408	5,216
Operating lease right-of-use assets	6,357	7,176
Restricted cash	1,216	1,092
Other assets	1,989	2,011
Total assets	$294,256	$257,694
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,584	$2,757
Accrued expenses and other current liabilities	7,033	8,726
Operating lease liability, current	2,082	2,192
Total current liabilities	12,699	13,675
Operating lease liability, excluding current portion	7,570	8,629
Other liabilities, excluding current portion	197	197
Total liabilities	20,466	22,501
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 62,250,631 and 61,915,367 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	62	62
Additional paid-in capital	755,228	744,940
Accumulated other comprehensive loss	(366)	(136)
Accumulated deficit	(481,134)	(509,673)
Total stockholders’ equity	273,790	235,193
Total liabilities and stockholders’ equity	$294,256	$257,694

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$80,000	$880	$80,000	$1,175
Operating expenses:
Research and development	17,261	17,849	37,034	34,564
General and administrative	10,247	10,323	20,308	21,843
Total operating expenses	27,508	28,172	57,342	56,407
Income (loss) from operations	52,492	(27,292)	22,658	(55,232)
Other income, net	2,917	3,509	5,881	6,670
Net income (loss)	$55,409	$(23,783)	$28,539	$(48,562)
Net income (loss) per share, basic	$0.89	$(0.38)	$0.46	$(0.80)
Net income (loss) per share, diluted	$0.87	$(0.38)	$0.45	$(0.80)
Weighted-average common shares outstanding, basic	62,205	61,794	62,095	60,764
Weighted-average common shares outstanding, diluted	63,587	61,794	63,684	60,764

Comprehensive income (loss):
Net income (loss)	$55,409	$(23,783)	$28,539	$(48,562)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	68	(549)	(230)	(403)
Total other comprehensive gain (loss)	68	(549)	(230)	(403)
Comprehensive income (loss)	$55,477	$(24,332)	$28,309	$(48,965)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	52,099,211	52	612,025	(797)	(412,338)	198,942
Issuance of common stock in connection with public offering, net of issuance costs	9,615,384	10	117,336	—	—	117,346
Issuance of common stock under employee benefit plans	38,903	—	348	—	—	348
Vesting of restricted stock awards	5,496	—	—	—	—	—
Stock-based compensation expense	—	—	4,253	—	—	4,253
Unrealized gain on marketable securities	—	—	—	146	—	146
Net loss	—	—	—	—	(24,779)	(24,779)
Balance at March 31, 2023	61,758,994	$62	$733,962	$(651)	$(437,117)	$296,256
Issuance of common stock under employee benefit plans	50,912	—	141	—	—	141
Vesting of restricted stock awards	12,648	—	—	—	—	—
Stock-based compensation expense	—	—	3,363	—	—	3,363
Unrealized loss on marketable securities	—	—	—	(549)	—	(549)
Net loss	—	—	—	—	(23,783)	(23,783)
Balance at June 30, 2023	61,822,554	$62	$737,466	$(1,200)	$(460,900)	$275,428
Balance at December 31, 2023	61,915,367	62	744,940	(136)	(509,673)	235,193
Issuance of common stock under employee benefit plans	214,094	—	1,651	—	—	1,651
Vesting of restricted stock awards	11,550	—	—	—	—	—
Stock-based compensation expense	—	—	3,916	—	—	3,916
Unrealized loss on marketable securities	—	—	—	(298)	—	(298)
Net loss	—	—	—	—	(26,870)	(26,870)
Balance at March 31, 2024	62,141,011	$62	$750,507	$(434)	$(536,543)	$213,592
Issuance of common stock under employee benefit plans	98,844	—	377	—	—	377
Vesting of restricted stock awards	10,776	—	—	—	—	—
Stock-based compensation expense	—	—	4,344	—	—	4,344
Unrealized gain on marketable securities	—	—	—	68	—	68
Net income	—	—	—	—	55,409	55,409
Balance at June 30, 2024	62,250,631	$62	$755,228	$(366)	$(481,134)	$273,790

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$28,539	$(48,562)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	855	1,133
Stock-based compensation expense	8,260	7,616
Net accretion of discounts on marketable securities	(2,295)	(3,078)
Changes in operating assets and liabilities:
Unbilled accounts receivable	(1,796)	(427)
Prepaid expenses and other current assets	1,266	242
Operating lease assets and liabilities	(350)	(337)
Other assets	22	110
Accounts payable	807	251
Accrued expenses and other liabilities	(1,693)	(1,428)
Deferred revenue	—	(421)
Net cash provided by (used in) operating activities	$33,615	$(44,901)
Investing activities
Purchases of marketable securities	(119,054)	(143,832)
Maturities of marketable securities	144,702	70,132
Purchases of property and equipment	(28)	(366)
Net cash provided by (used in) investing activities	25,620	(74,066)
Financing activities
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	—	117,345
Proceeds from issuance of common stock under benefit plans, net	2,028	490
Net cash provided by financing activities	2,028	117,835
Net increase (decrease) in cash, cash equivalents and restricted cash	61,263	(1,132)
Cash, cash equivalents, and restricted cash, beginning of period	26,655	36,190
Cash, cash equivalents, and restricted cash, end of period	$87,918	$35,058
Supplemental cash flow information
Cash paid for operating lease liabilities	$1,478	$1,646
Non-cash investing and financing activities:
Property and equipment purchases unpaid at end of period	$19	$47

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$86,702	$33,966
Restricted cash	1,216	1,092
Total cash, cash equivalents, and restricted cash	$87,918	$35,058

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2024 and the results of its operations and its cash flows for the three and six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024 (the “Annual Report on Form 10-K”).

Sales of Common Stock

In January 2023, the Company completed a public offering of its common stock and issued and sold 9,615,384 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $117.3 million after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of its capital stock and from upfront payments received from collaboration and license agreements. As of June 30, 2024, the Company had an accumulated deficit of $481.1 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2024, except as noted below with respect to the Company's accounting policies related to collaborative arrangements.

Collaborative Arrangements

At contract inception, the Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and are exposed to significant risks and rewards dependent on the commercial success of such activities, and therefore within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808). This assessment is performed on an ongoing basis throughout the collaboration based on changes in the responsibilities of the parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and are therefore within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606).

For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. The Company evaluates the income statement classification for presentation of amounts due from or owed to collaborators associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. The Company made an accounting policy election to account for research and development reimbursements received from its collaboration partner that are outside of the scope of ASC 606 as a reduction of research and development expenses to best reflect the economics and nature of the transaction in the context of the unit-of-account.

See Note 2, “Summary of Significant Accounting Policies”, in the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the Company's accounting policies for arrangements within the scope of ASC 606.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at June 30, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$32,041	$32,041	$—	$—
U.S. Treasury securities	54,661	—	54,661	—
Marketable securities:
U.S. Treasury securities	25,235	—	25,235	—
Government agency securities	14,903	—	14,903	—
Commercial paper	4,454	—	4,454	—
Corporate bonds	142,484	—	142,484	—
Total	$273,778	$32,041	$241,737	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$25,563	$25,563	$—	$—
Marketable securities:
U.S. Treasury securities	14,215	—	14,215	—
Government agency securities	65,107	—	65,107	—
Commercial paper	17,889	—	17,889	—
Corporate bonds	113,447	—	113,447	—
Total	$236,221	$25,563	$210,658	$—

There were no transfers between fair value levels during the three and six months ended June 30, 2024.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$32,041	$—	$—	$32,041
U.S. Treasury securities	54,663	—	(2)	54,661
Total cash equivalents	86,704	—	(2)	86,702
Marketable securities:
U.S. Treasury securities	25,242	—	(7)	25,235
Government agency securities	14,925	—	(22)	14,903
Commercial paper	4,459	—	(5)	4,454
Corporate bonds	142,814	2	(332)	142,484
Total marketable securities	187,440	2	(366)	187,076
Total cash equivalents and marketable securities	$274,144	$2	$(368)	$273,778

	Fair Value Measurements at December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$25,563	$—	$—	$25,563
Total cash equivalents	25,563	—	—	25,563
Marketable securities:
U.S. Treasury securities	14,229	10	(24)	14,215
Government agency securities	65,182	23	(98)	65,107
Commercial paper	17,891	8	(10)	17,889
Corporate bonds	113,492	90	(135)	113,447
Total marketable securities	210,794	131	(267)	210,658
Total cash equivalents and marketable securities	$236,357	$131	$(267)	$236,221

There were no sales of marketable securities during the three and six months ended June 30, 2024. As of June 30, 2024, the Company held 57 debt securities that were in an unrealized loss position for less than 12 months with an aggregate fair value of $159.0 million. As of June 30, 2024, the Company held 7 debt securities that were in an unrealized loss position for greater than 12 months with an aggregate fair value of $18.9 million. As of June 30, 2024, the aggregate fair value of marketable securities with a remaining contractual maturity of greater than one year was $3.1 million.

The Company has the intent and ability to hold its debt securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and six months ended June 30, 2024.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Lab equipment	$9,613	$9,682
Furniture and fixtures	600	600
Computer equipment	393	393
Software	199	199
Leasehold improvements	7,121	7,102
Total property and equipment	17,926	17,976
Less: accumulated depreciation	(13,518)	(12,760)
Property and equipment, net	$4,408	$5,216

Depreciation expense for the three months ended June 30, 2024 and 2023 was $0.4 million and $0.6 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $0.9 million and $1.1 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$2,957	$3,658
Prepaid sign-on bonuses subject to vesting provisions	17	71
Interest income receivable	1,201	1,712
Total prepaid expenses and other current assets	$4,175	$5,441

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
External research and development	$3,235	$3,164
Payroll and benefits	2,723	4,712
Professional services	769	454
Other	306	396
Total accrued expenses and other current liabilities	$7,033	$8,726

7. Preferred Stock

As of June 30, 2024 and December 31, 2023, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of June 30, 2024 and December 31, 2023.

No dividends have been declared since inception.

8. Common Stock

As of June 30, 2024 and December 31, 2023, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of June 30, 2024 and December 31, 2023, the Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2024	December 31, 2023
Shares reserved for exercises of outstanding stock options	12,547,394	9,972,217
Shares reserved for vesting of restricted stock units	115,995	75,017
Shares reserved for future issuance under the 2019 Stock Incentive Plan	2,709,603	3,157,537
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,701,485	1,346,125
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	1,407,603	837,877
	18,482,080	15,388,773

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of June 30, 2024, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was annually increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2024, the number of shares reserved for issuance under the 2019 Plan was increased by 2,000,000 shares. As of June 30, 2024, there were 2,709,603 shares available for future issuance under the 2019 Plan.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. Effective March 8, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 2,000,000 shares. Effective May 18, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,400,000 shares. Effective June 17, 2024, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,000,000 shares. As of June 30, 2024, there were 1,407,603 shares available for future issuance under the Inducement Plan.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	9,972,217	$8.44	8.49	$15,114,074
Granted	2,964,458	7.55
Exercised	(239,727)	7.37
Cancelled	(149,554)	8.89
Outstanding at June 30, 2024	12,547,394	$8.24	8.43	$12,343,417
Exercisable at June 30, 2024	4,705,847	$10.54	7.47	$3,434,971

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three and six months ended June 30, 2024 was $5.79 per share and $6.17 per share, respectively. The weighted average grant date fair value of stock options granted in the three and six months ended June 30, 2023 was $2.50 per share and $4.83 per share, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2024 was $0.1 million and $0.9 million, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2023 was zero and $0.2 million, respectively.

The fair value of stock options granted during the three and six months ended June 30, 2024 and 2023 has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Risk-free interest rate	4.3%	3.5%	4.1%	3.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (years)	5.8	6.1	6.0	6.1
Expected stock price volatility	102.8%	100.2%	103.1%	98.2%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	75,017	$10.77
Granted	70,445	6.95
Vested	(22,326)	10.65
Cancelled	(7,141)	9.32
Unvested at June 30, 2024	115,995	$8.56

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$2,681	$2,391	$5,268	$5,799
Research and development	1,663	972	2,992	1,817
Total stock-based compensation expense	$4,344	$3,363	$8,260	$7,616

As of June 30, 2024, the Company had an aggregate of $40.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.80 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was increased on January 1, 2020, and will be increased annually on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2024, the number of shares reserved for issuance under the 2019 ESPP was increased by 428,571 shares. As of June 30, 2024, there were 1,701,485 shares available for future issuance under the ESPP.

10. License and Collaboration Agreements

Sanofi Agreement

In May 2024, the Company entered into a collaboration and license agreement (the “Sanofi Agreement”) with Genzyme Corporation (“Sanofi”) pursuant to which the Company granted Sanofi an exclusive license under certain intellectual property rights to commercialize losmapimod, an oral small molecule for the treatment of facioscapulohumeral muscular dystrophy (“FSHD”), outside of the United States.

Pursuant to a mutually agreed global development plan, the Company will continue to conduct the ongoing Phase 3 clinical trial for losmapimod for the treatment of FSHD. The Company and Sanofi will equally share global development costs. In addition to activities conducted under a mutually agreed global development plan, Sanofi will also have the right to conduct certain development activities that are solely intended to support obtaining or maintaining regulatory approval outside of the United States. The Company will have the sole right to manufacture for its activities under the global development plan and for commercialization in the United States and, subject to the terms of a supply agreement, the Company will supply Sanofi’s clinical and commercial supply requirements of losmapimod until Sanofi elects to take over such manufacturing responsibilities.

Per the terms of the Sanofi Agreement, Sanofi made an upfront license payment of $80.0 million to the Company during the second quarter of 2024. The Company is also eligible to receive up to an additional $975.0 million in specified regulatory and sales-based milestones, and Sanofi will pay the Company tiered royalties ranging from low-teens to mid-twenties percent of Sanofi’s and any of its affiliates’ and sublicensees’ annual net sales of losmapimod outside the United States. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

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

The Company determined that the Sanofi Agreement contained three material promises: (i) the license granted to Sanofi to develop and commercialize losmapimod outside of the United States (the “losmapimod license”); (ii) the parties’ joint global development activities for losmapimod; and (iii) the Sanofi territory-specific manufacturing activities for losmapimod, subject to the terms of a supply agreement. The Company considered the guidance in ASC 606 to determine which, if any, of the components of the losmapimod agreement are performance obligations with a customer and concluded that the losmapimod license and the Sanofi territory-specific manufacturing activities are within the scope of ASC 606 because Sanofi is the Company’s customer in those transactions.

The Company evaluated the losmapimod license under ASC 606 and concluded that the losmapimod license is a functional intellectual property license and is a distinct performance obligation. The Company determined that Sanofi benefited from the losmapimod license at the time of grant, and therefore the related performance obligation is satisfied at a point in time.

The Company evaluated the Sanofi territory-specific manufacturing activities under ASC 606 and identified one material promise associated with manufacturing activities related to development and commercial supply of losmapimod. Given that Sanofi is not obligated to purchase any minimum amount or quantities of the development and commercial supply from the Company, the Company concluded that, for the purpose of ASC 606, the provision of manufacturing activities related to development and commercial supply of losmapimod in the Sanofi territory was an option but not a performance obligation of the Company at the inception of the Sanofi agreement and will be accounted for if and when exercised. The Company also concluded that there is no separate material right in connection with the development and commercial supply of losmapimod, as the expected pricing was not issued at a significant and incremental discount. Therefore, the manufacturing activities were excluded as a performance obligation at the outset of the arrangement. Additionally, the Company is entitled to sales milestones and royalties from Sanofi upon future sales of losmapimod in the Sanofi territory, and revenue will be recognized when the related sales occur. Costs that are incurred associated with the Sanofi territory-specific manufacturing activities are reimbursable from Sanofi and will be recognized as revenue.

For the purposes of ASC 606, the transaction price of the Sanofi Agreement as of the outset of the arrangement consists of the upfront cash payment of $80.0 million, which was allocated to the performance obligation related to the losmapimod license. The other potential milestone payments that the Company is eligible to receive under the Sanofi agreement have been excluded from the transaction price, as all the remaining milestone amounts were fully constrained based on the probability of achievement. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal. During the three months ended June 30, 2024, the Company recognized $80.0 million of revenue associated with the upfront license payment.

For the parties’ participation in global development for losmapimod, the Company concluded that those activities and cost-sharing payments related to such activities are within the scope of ASC 808, as both parties are active participants in the development activities and are exposed to significant risks and rewards of those activities under the Sanofi agreement. The Company assessed its relationship with Sanofi, the economics and nature of the global development activities, and the contractual terms of the Sanofi Agreement and concluded that, in accordance with its policy, payments to or reimbursements from Sanofi related to the global development activities will be accounted for as an increase to or reduction of research and development expenses. During the three months ended June 30, 2024, the Company recorded a $2.3 million reduction in research and development expenses in connection with global development activities for losmapimod.

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

MyoKardia Agreement

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

Under the MyoKardia Collaboration Agreement, MyoKardia made a $10.0 million upfront payment and a $2.5 million payment as prepaid research funding to the Company in July 2020. MyoKardia agreed to reimburse the Company for the costs of the research activities not covered by the prepaid research funding, up to a maximum amount of total research funding (including the prepaid research funding). Upon the achievement of specified preclinical, development and sales milestones, the Company will be entitled to preclinical milestone payments, development milestone payments and sales milestone payments of up to $298.5 million in the aggregate per target for certain Identified Targets, and of up to $150.0 million in the aggregate per target for certain other Identified Targets. To date, the Company has achieved a $2.5 million specified preclinical milestone. MyoKardia will also pay the Company tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage based on MyoKardia’s, and any of its affiliates’ and sublicensees’, annual worldwide net sales of products under the MyoKardia Collaboration Agreement directed against any Identified Target. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

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

In July 2024, the Company entered into an amendment to the MyoKardia Collaboration Agreement, pursuant to which the Company and MyoKardia agreed to extend the Research Term.

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

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three and six months ended June 30, 2024.

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

During the three and six months ended June 30, 2024, the Company recognized no collaboration revenue associated with the MyoKardia Collaboration Agreement. During the three and six months ended June 30, 2023, the Company recognized $0.9 million and $1.2 million, respectively, of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $0.2 million and $0.4 million, respectively, of revenue recognized that was in deferred revenue as of December 31, 2022. As of June 30, 2024 and December 31, 2023, the Company recorded no deferred revenue or accounts receivable associated with the MyoKardia Collaboration Agreement. As of June 30, 2024, the Company had received $7.7 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of December 31, 2023, the Company had received $7.2 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of June 30, 2024, the Company recorded no unbilled accounts receivable related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended June 30, 2024. As of December 31, 2023, the Company recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended December 31, 2023.

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

11. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of June 30, 2024 and December 31, 2023. Operating lease expense associated with this lease for the three and six months ended June 30, 2024 was approximately $0.5 million and $1.0 million, respectively. Variable lease expense associated with this lease for the three and six months ended June 30, 2024 was approximately $0.2 million and $0.4 million, respectively.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of June 30, 2024, are as follows (in thousands):

2024(1)	1,304
2025	2,649
2026	2,729
2027	2,811
Thereafter	1,426
Total minimum lease payments	10,919
Less: imputed interest	(1,267)
Total lease liability	$9,652

1.
Amounts are for the six months ending December 31, 2024.

125 Sidney Street

In November 2021, the Company entered into a lease agreement comprising approximately 12,196 square feet of office space at 125 Sidney Street in Cambridge, Massachusetts, commencing November 2021. The Company began recognizing rent expense associated with this lease during November 2021. The lease ended on March 31, 2024. The Company had the option to extend the term of the lease for two successive one-year periods, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease had a total commitment of $1.7 million over the initial term, and included escalating rent payments. Operating lease expense associated with this lease for the three and six months ended June 30, 2024 was approximately zero and $0.2 million, respectively. No variable lease expense was recorded associated with this lease for the three and six months ended June 30, 2024.

There are no future minimum lease payments associated with this lease as of June 30, 2024.

12. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2024 or December 31, 2023.

Legal Proceedings

On April 28, 2023, a class action complaint was filed in the United States District Court for the District of New Jersey against the Company and current and former officers (the “Securities Action”). On May 19, 2023, the Securities Action was transferred to the United States District Court for the District of Massachusetts, captioned Celano v. Fulcrum Therapeutics, Inc., et al., Case No. 1:23-cv-11125-IT. On July 31, 2023, the court appointed a lead plaintiff, who filed an amended complaint on September 29, 2023. The Securities Action alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individuals, related to the Company’s February 2023 announcement that the U.S. Food and Drug Administration issued a clinical hold regarding the investigational new drug application for pociredir for the potential treatment of sickle cell disease. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information related to the clinical hold and seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between March 3, 2022, and March 8, 2023, as well as attorneys’ fees and costs. On November 28, 2023, all defendants filed a motion to dismiss the Securities Action. Briefing was completed on the motion in February 2024, and the motion is currently pending. The Company intends to defend vigorously against this litigation.

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. Other than attorneys’ fees and costs related to the defense of the Securities Action, no such costs have been incurred during the three and six months ended June 30, 2024.

13. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.2 million and $0.4 million, respectively, in contributions to the 401(k) Plan for the three and six months ended June 30, 2024 and 2023.

14. Net Income (Loss) per Share

Basic net income per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the diluted net income per share calculation, the effect of stock options and unvested restricted stock units on the weighted average number of shares is calculated using the treasury stock method. In periods with reported net operating losses, all common stock equivalents are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

The calculation of net income (loss) and the number of shares used to compute basic and diluted net income (loss) per share for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss), basic and diluted	$55,409	$(23,783)	$28,539	$(48,562)
Weighted-average common shares outstanding, basic	62,205	61,794	62,095	60,764
Effect of diluted securities:
Stock options	1,359	—	1,562	—
Restricted stock units	23	—	27	—
Weighted-average common shares outstanding, diluted	63,587	61,794	63,684	60,764
Net income (loss) per share, basic	$0.89	$(0.38)	$0.46	$(0.80)
Net income (loss) per share, diluted	$0.87	$(0.38)	$0.45	$(0.80)

The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	8,028	10,115	7,306	10,115
Restricted stock units	27	85	18	85
Total	8,055	10,200	7,324	10,200

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing small molecules to improve the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our most advanced clinical-stage product candidate, losmapimod, is being developed for the potential treatment of facioscapulohumeral muscular dystrophy, or FSHD. Our other clinical product candidate is pociredir, which is being developed for the potential treatment of sickle cell disease, or SCD. We initiated REACH, a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of losmapimod in the second quarter of 2022 and completed enrollment during September 2023, enrolling 260 patients. We expect to report topline data from REACH by the end of October 2024.

In January 2023, we announced interim data from our Phase 1b clinical trial of pociredir in SCD. We completed enrollment in the 6 mg and 2 mg dose cohorts, and do not plan to enroll additional subjects in these cohorts. Although we commenced enrollment in the 12 mg dose cohort, in February 2023 the FDA placed a full clinical hold on the investigational new drug, or IND, application for pociredir for SCD, which was lifted in August 2023. Following the clinical hold, we amended the protocol to revise the inclusion and exclusion criteria for the Phase 1b clinical trial to target subjects with higher disease severity. We reinitiated the Phase 1b clinical trial at the 12 mg once daily dose level in the fourth quarter of 2023, with that cohort expected to enroll approximately 10 subjects, to be followed by an additional cohort of approximately 10 subjects at the 20 mg once daily dose level. We expect to provide clinical data from this trial in 2025.

In May 2024, we entered into a collaboration and license agreement with Genzyme Corporation, a wholly-owned subsidiary of Sanofi, or Sanofi, pursuant to which we granted Sanofi an exclusive license under certain intellectual property rights to commercialize losmapimod outside of the United States. Pursuant to a mutually agreed global development plan, we will continue to conduct the ongoing REACH trial. We and Sanofi will equally share global development costs. In addition to potential future activities conducted under a mutually agreed global development plan, Sanofi will also have the right to conduct certain development activities that are solely intended to support obtaining or maintaining regulatory approval outside of the United States. We will have the sole right to manufacture for our activities under the global development plan and for commercialization in the United States and, subject to the terms of a supply agreement, we will supply Sanofi’s clinical and commercial supply requirements of losmapimod until Sanofi elects to take over such manufacturing responsibilities.

Per the terms of the agreement, Sanofi made an upfront license payment of $80.0 million to us in the second quarter of 2024. We are also eligible to receive up to an additional $975.0 million in specified regulatory and sales-based milestones, and Sanofi will pay us tiered royalties ranging from low-teens to mid-twenties percent of Sanofi’s and any of its affiliates’ and sublicensees’ annual net sales of losmapimod outside the United States. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

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

We have incurred significant operating losses since our inception, with the exception of the three and six months ended June 30, 2024, and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net income was $28.5 million for the six months ended June 30, 2024, primarily due to the $80.0 million of collaboration revenue associated with our collaboration and license agreement with Sanofi that we recognized during the period. Our net loss was $48.6 million for the six months ended June 30, 2023. As of June 30, 2024, we had an accumulated deficit of $481.1 million. Excluding the potential for future milestone payments under our collaboration and license agreement with Sanofi, we expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

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

As of June 30, 2024, we had $273.8 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

In May 2024, we entered into a collaboration and license agreement with Sanofi, pursuant to which we granted Sanofi an exclusive license under certain intellectual property rights to commercialize losmapimod, an oral small molecule for the treatment of FSHD outside of the United States.

During the three months ended June 30, 2024, we recognized $80.0 million of revenue associated with the upfront license payment. During the three months ended June 30, 2024, we recorded a $2.3 million reduction in research and development expenses in connection with global development activities for losmapimod. During the three months ended June 30, 2024, we recognized no revenue associated with the Sanofi territory-specific manufacturing activities for losmapimod.

In the future, we may generate revenue from services performed related to Sanofi territory-specific manufacturing for losmapimod, as well as from milestones and royalty payments under the Sanofi collaboration agreement. We expect that our revenue may fluctuate from quarter-to-quarter and year-to-year based on our performance of Sanofi territory-specific manufacturing services and as a result of the timing, amount, and achievement of milestones under the Sanofi collaboration agreement.

In July 2020, we entered into a collaboration and license agreement with MyoKardia, which we amended in April 2023 and again in July 2024, pursuant to which we granted to MyoKardia an exclusive worldwide license under certain intellectual property rights to research, develop, make, have made, use, have used, sell, have sold, offer for sale, have offered for sale, import, have imported, export, have exported, distribute, have distributed, market, have marketed, promote, have promoted, or otherwise exploit products directed against certain biological targets identified by us that are capable of modulating up to a certain number of genes of interest with relevance to certain genetically defined cardiomyopathies. MyoKardia was subsequently acquired by Bristol-Myers Squibb Company in November 2020. The primary goal of the collaboration is to identify and validate potential biological targets for further research, in order to support the development, manufacture and commercialization of product candidates by MyoKardia for the potential treatment of certain genetically defined cardiomyopathies. We satisfied our obligation to perform research services as of December 31, 2023.

Under the terms of the MyoKardia collaboration agreement, we received a $10.0 million upfront payment and a $2.5 million payment as prepaid research funding in July 2020. MyoKardia agreed to reimburse us for the costs of the research activities not covered by the prepaid research funding, up to a maximum amount of total research funding (including the prepaid research funding). Upon the achievement of specified preclinical, development and sales milestones, we will be entitled to preclinical milestone payments, development milestone payments and sales milestone payments of up to $298.5 million in the aggregate per target for certain potential cardiomyopathy gene targets, and of up to $150.0 million in the aggregate per target for certain other potential cardiomyopathy gene targets. To date, we have achieved a $2.5 million specified preclinical milestone. MyoKardia will also pay us tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage based on MyoKardia’s, and any of its affiliates’ and sublicensees’, annual worldwide net sales of products under the MyoKardia collaboration agreement directed against any identified target. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

For the three months ended June 30, 2024 and 2023, we recognized zero and $0.9 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. As of June 30, 2024 and December 31, 2023, we have recorded no deferred revenue associated with the MyoKardia collaboration agreement. As of June 30, 2024, we had received $7.7 million of cost reimbursement payments and $2.5 million of milestone payments under the MyoKardia collaboration agreement. As of June 30, 2024, we recorded no accounts receivable or unbilled accounts receivable under the MyoKardia collaboration agreement.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the three and six months ended June 30, 2024 and 2023. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Payments to or reimbursements from Sanofi related to global development activities are accounted for as an increase to or reduction of losmapimod external expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Losmapimod external expenses	$6,181	$7,396	$14,475	$13,725
Pociredir external expenses	1,706	1,987	3,804	4,555
Pre-development candidate expenses and unallocated expenses	3,339	3,429	7,004	6,440
Internal research and development expenses	6,035	5,037	11,751	9,844
Total research and development expenses	$17,261	$17,849	$37,034	$34,564

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

Results of Operations

Comparison of the Three Months ended June 30, 2024 and 2023

The following summarizes our results of operations for the three months ended June 30, 2024 and 2023 along with the changes in those items in dollars:

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	$
Collaboration revenue	$80,000	$880	$79,120
Operating expenses:
Research and development	17,261	17,849	(588)
General and administrative	10,247	10,323	(76)
Total operating expenses	27,508	28,172	(664)
Income (loss) from operations	52,492	(27,292)	79,784
Other income, net	2,917	3,509	(592)
Net income (loss)	$55,409	$(23,783)	$79,192

Collaboration Revenue

Collaboration revenue increased by $79.1 million from $0.9 million for the three months ended June 30, 2023 to $80.0 million for the three months ended June 30, 2024. The increase was primarily attributable to the recognition of $80.0 million of revenue associated with the upfront license payment received during the second quarter of 2024 under the Sanofi collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	$
External research and development	$9,591	$10,353	$(762)
Employee compensation	6,035	5,037	998
Laboratory supplies	415	987	(572)
Facility costs	1,058	1,128	(70)
Other	162	344	(182)
Total research and development expenses	$17,261	$17,849	$(588)

Research and development expense decreased by $0.5 million from $17.8 million for the three months ended June 30, 2023 to $17.3 million for the three months ended June 30, 2024. The decrease in research and development expense was primarily attributable to the following:

•
$0.8 million of decreased external research and development costs, primarily due to $2.3 million of reimbursement from the global development cost sharing under our collaboration with Sanofi for losmapimod, partially offset by increased development costs associated with the advancement of REACH, as we completed enrollment in September 2023;
•
$0.6 million of decreased laboratory supplies costs;
•
$0.1 million of decreased facility costs; and
•
$0.2 million of decreased other costs;
•
partially offset by $1.0 million of increased employee compensation costs, including a $0.7 million increase in stock-based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	$
Employee compensation	$5,482	$5,710	$(228)
Professional services	3,612	3,137	475
Facility costs	271	616	(345)
Other	882	860	22
Total general and administrative expenses	$10,247	$10,323	$(76)

General and administrative expenses decreased by $0.1 million from $10.3 million for the three months ended June 30, 2023 to $10.2 million for the three months ended June 30, 2024. The decrease in general and administrative expenses was primarily attributable to the following:

•
$0.3 million of decreased facility costs as a result of the expiration of our lease agreement for office space at 125 Sidney Street;
•
$0.2 million of decreased employee compensation costs due to decreased headcount, which reflects a partial offset of $0.3 million increase in stock-based compensation expense;
•
partially offset by $0.5 million of increased professional services costs, primarily due to increased legal costs.

Other Income, Net

Other income, net decreased by $0.6 million from $3.5 million for the three months ended June 30, 2023 to $2.9 million for the three months ended June 30, 2024. The decrease was primarily attributable to a decrease in our average cash, cash equivalents, and marketable securities balance.

Comparison of the Six Months ended June 30, 2024 and 2023

The following summarizes our results of operations for the six months ended June 30, 2024 and 2023 along with the changes in those items in dollars:

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	$
Collaboration revenue	$80,000	$1,175	$78,825
Operating expenses:
Research and development	37,034	34,564	2,470
General and administrative	20,308	21,843	(1,535)
Total operating expenses	57,342	56,407	935
Loss from operations	22,658	(55,232)	77,890
Other income, net	5,881	6,670	(789)
Net loss	$28,539	$(48,562)	$77,101

Collaboration Revenue

Collaboration revenue increased by $78.8 million from $1.2 million for the six months ended June 30, 2023 to $80.0 million for the six months ended June 30, 2024. The increase was primarily attributable to the recognition of $80.0 million of revenue associated with the upfront license payment received during the second quarter of 2024 under the Sanofi collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	$
External research and development	$21,801	$19,903	$1,898
Employee compensation	11,751	9,844	1,907
Laboratory supplies	818	1,698	(880)
Facility costs	2,177	2,311	(134)
Other	487	808	(321)
Total research and development expenses	$37,034	$34,564	$2,470

Research and development expense increased by $2.4 million from $34.6 million for the six months ended June 30, 2023 to $37.0 million for the six months ended June 30, 2024. The increase in research and development expense was primarily attributable to the following:

•
$1.9 million of increased employee compensation costs, including a $1.2 million increase in stock-based compensation expense;
•
$1.9 million of increased external research and development costs, primarily due to the advancement of REACH as we completed enrollment in September 2023, partially offset by $2.3 million reimbursement from the global development cost sharing under our collaboration with Sanofi for losmapimod;
•
partially offset by $0.9 million of decreased laboratory supplies costs;
•
$0.1 million of decreased facility costs; and
•
$0.3 million of decreased other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	$
Employee compensation	$11,144	$12,977	$(1,833)
Professional services	6,618	5,955	663
Facility costs	870	1,273	(403)
Other	1,676	1,638	38
Total general and administrative expenses	$20,308	$21,843	$(1,535)

General and administrative expenses decreased by $1.5 million from $21.8 million for the three months ended June 30, 2023 to $20.3 million for the six months ended June 30, 2024. The decrease in general and administrative expenses was primarily attributable to the following:

•
$1.8 million of decreased employee compensation costs, which reflects a $0.5 million decrease in stock-based compensation expense, due to decreased headcount;
•
$0.4 million of decreased facility costs as a result of the expiration of our lease agreement for office space at 125 Sidney Street;
•
partially offset by $0.7 million of increased professional services costs, primarily due to increased legal costs.

Other Income, Net

Other income, net decreased by $0.8 million from $6.7 million for the six months ended June 30, 2023 to $5.9 million for the six months ended June 30, 2024. The decrease was primarily attributable to a decrease in our average cash, cash equivalents, and marketable securities balance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of June 30, 2024, we have funded our operations primarily with aggregate gross proceeds of $792.5 million from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $273.8 million.

In February 2024, we entered into a controlled equity offeringsm agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, as agents, with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time in our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $100.0 million through the agents. As of June 30, 2024, we have not issued or sold any shares of common stock under the at-the-market offering program.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2024:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$33,615	$(44,901)
Net cash provided by (used in) investing activities	25,620	(74,066)
Net cash provided by financing activities	2,028	117,835
Net increase (decrease) in cash, cash equivalents, and restricted cash	$61,263	$(1,132)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $33.6 million during the six months ended June 30, 2024 compared to net cash used in operating activities of $44.9 million during the six months ended June 30, 2023. The increase in net cash provided by operating activities of $78.5 million was primarily due to the receipt of the $80.0 million upfront license payment during the second quarter of 2024 under the Sanofi collaboration agreement, partially offset by an increase in our net loss, including as a result of increased external research and development costs as we continued the advancement of REACH.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $25.6 million during the six months ended June 30, 2024 compared to net cash used in investing activities of $74.1 million during the six months ended June 30, 2023. The increase in net cash provided by investing activities of $99.7 million was primarily due to net maturities of marketable securities during the six months ended June 30, 2024, as compared to net purchases of marketable securities during the six months ended June 30, 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.0 million during the six months ended June 30, 2024 compared to net cash provided by financing activities of $117.8 million during the six months ended June 30, 2023. Net cash provided by financing activities during the six months ended June 30, 2024 consisted of net proceeds of $1.8 million from the issuance of common stock under our benefit plans. Net cash provided by financing activities during the six months ended June 30, 2023 primarily consisted of net proceeds of $117.3 million from the January 2023 public offering of our common stock.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, we expect to incur additional costs to support the growth of our organization. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future, excluding the potential for future milestone payments under our collaboration and license agreement with Sanofi.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into 2027. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended June 30, 2024, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on February 27, 2024, except as noted below with respect to our accounting policies related to collaboration revenue.

Collaborative Arrangements

At contract inception, we analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and are exposed to significant risks and rewards dependent on the commercial success of such activities, and therefore within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808). This assessment is performed on an ongoing basis throughout the collaboration based on changes in the responsibilities of the parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and are therefore within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606).

For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. We evaluate the income statement classification for presentation of amounts due from or owed to collaborators associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. We have made an accounting policy election to account for research and development reimbursements received from our collaboration partner that are outside of the scope of ASC 606 as a reduction of research and development expenses to best reflect the economics and nature of the transaction in the context of the unit-of-account.

See Note 2, “Summary of Significant Accounting Policies”, in our audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K for our accounting policies for arrangements within the scope of ASC 606.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On April 28, 2023, a class action complaint was filed in the United States District Court for the District of New Jersey against our company and current and former officers, or the Securities Action. On May 19, 2023, the Securities Action was transferred to the United States District Court for the District of Massachusetts, captioned Celano v. Fulcrum Therapeutics, Inc., et al., Case No. 1:23-cv-11125-IT. On July 31, 2023, the court appointed a lead plaintiff, who filed an amended complaint on September 29, 2023. The Securities Action alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individuals, related to our February 2023 announcement that the FDA issued a clinical hold regarding the IND application for pociredir for the potential treatment of SCD. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information related to the clinical hold and seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between March 3, 2022, and March 8, 2023, as well as attorneys’ fees and costs. On November 28, 2023, all defendants filed a motion to dismiss the Securities Action. Briefing was completed on the motion in February 2024, and the motion is currently pending. We intend to defend vigorously against this litigation.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. Excluding the potential for future milestone payments under our collaboration and license agreement with Sanofi, we expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $97.3 million for the year ended December 31, 2023. Our net income was $28.5 million for the six months ended June 30, 2024 primarily due to the recognition of $80.0 million of collaboration revenue associated with our collaboration and license agreement with Sanofi. As of June 30, 2024, we had an accumulated deficit of $481.1 million. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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
•
there are any further delays in completing our ongoing clinical trials or otherwise in the development of any of our current or future product candidates, such as due to any further clinical holds imposed by the FDA (similar to the hold on the IND application for pociredir in SCD that was lifted in August 2023), or due to enrollment challenges (such as for our ongoing clinical trial of pociredir in light of the more stringent inclusion and exclusion criteria); or
•
there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

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

As of June 30, 2024, we had cash, cash equivalents, and marketable securities of approximately $273.8 million. We believe that our cash, cash equivalents, and marketable securities as of June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into 2027. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, or at all. For example, we revised the inclusion and exclusion criteria of our clinical trial of pociredir in SCD to address the clinical hold imposed by the FDA, and are experiencing some difficulty enrolling patients who meet the updated more stringent criteria. While we are expanding our clinical trial sites, including outside the United States, to identify suitable patients that meet the new criteria, there can be no certainty as to whether we will be successful in completing the clinical trial with its revised design. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. A lack of clinical benefit may be due to insufficient dosing or for other reasons. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any of our product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before approving any of our product candidates.

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
•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate (for example, we are experiencing difficulty enrolling patients who meet the updated inclusion and exclusion criteria for our trial of pociredir in SCD) or participants may drop out of these clinical trials at a higher rate than we anticipate;
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

As of July 24, 2024, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 47.4% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

10.1*†	Collaboration and License Agreement, dated as of May 11, 2024, by and between the Registrant and Genzyme Corporation, Inc, a wholly-owned subsidiary of Sanofi.
10.2*	Third Amendment to 2022 Inducement Stock Incentive Plan, effective as of June 17, 2024.
10.3*†	Second Amendment to Collaboration and License Agreement, effective as of July 24, 2024, by and between the Registrant and MyoKardia, Inc, a wholly-owned subsidiary of Bristol Myers Squibb Company.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

FULCRUM THERAPEUTICS, INC.

Date: July 31, 2024	By:	/s/ Alex C. Sapir
Alex C. Sapir
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2024	By:	/s/ Alan Musso
Alan Musso
Chief Financial Officer (Principal Financial Officer)