Form 10-Q
period 2024-09-30
Fulcrum Therapeutics, Inc.
filed 2024-11-13
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 6, 2024, the registrant had 53,938,661 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words and include, among other statements, express or implied statements regarding:

•
our ongoing clinical trial of pociredir, including the effects of the revised inclusion and exclusion criteria on our trial of pociredir;
•
the impact of our organizational streamlining and realignment of resources, including anticipated savings;
•
the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for pociredir and any other product candidates;
•
our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and marketable securities;
•
the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs, including novel therapeutic agents for the potential treatment of inherited aplastic anemias, such as Diamond-Blackfan anemia, or DBA, Shwachman-Diamond syndrome, and Fanconi anemia, and other early discovery programs;
•
our plans to develop and, if approved, subsequently commercialize pociredir and any other product candidates, including in combination with other drugs and therapies;
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
•
our intellectual property position;
•
the progress and results of our collaboration agreement with MyoKardia, Inc., or MyoKardia, a wholly-owned subsidiary of Bristol-Myers Squibb Company, or under our exclusive global license agreement with CAMP4 Therapeutics Corp., or CAMP4;
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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $97.3 million for the year ended December 31, 2023. Our net income was $6.8 million for the nine months ended September 30, 2024, primarily due to the $80.0 million upfront payment under our collaboration and license agreement with Genzyme Corporation, a wholly-owned subsidiary of Sanofi, or Sanofi. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of September 30, 2024, we had an accumulated deficit of $502.8 million.
•
We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our clinical trial of pociredir and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, pociredir and other product candidates.
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
•
We have entered into, and may in the future enter into, collaborations and license agreements with third parties for the discovery, development or commercialization of product candidates. If our collaborations are not successful or we are not able to develop product candidates that we license-in, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.
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
•
Our business was negatively impacted by the COVID-19 pandemic and may in the future be impacted by any future pandemics, as well as other geopolitical events that can impact our clinical trials or the supply chain, such as the Russian invasion of Ukraine or recent hostilities in Israel, Lebanon, and the Gaza Strip. These events may continue to, and any future pandemics may, adversely impact economies worldwide, which could result in adverse effects on our business and operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$72,630	$25,563
Marketable securities	184,604	210,658
Unbilled accounts receivable	3,656	537
Prepaid expenses and other current assets	6,599	5,441
Total current assets	267,489	242,199
Property and equipment, net	4,218	5,216
Operating lease right-of-use assets	6,024	7,176
Restricted cash	1,201	1,092
Other assets	76	2,011
Total assets	$279,008	$257,694
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,041	$2,757
Accrued expenses and other current liabilities	8,334	8,726
Operating lease liability, current	2,134	2,192
Total current liabilities	14,509	13,675
Operating lease liability, excluding current portion	7,011	8,629
Other liabilities, excluding current portion	197	197
Total liabilities	21,717	22,501
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 53,938,661 and 61,915,367 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	54	62
Additional paid-in capital	759,688	744,940
Accumulated other comprehensive gain (loss)	379	(136)
Accumulated deficit	(502,830)	(509,673)
Total stockholders’ equity	257,291	235,193
Total liabilities and stockholders’ equity	$279,008	$257,694

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$—	$759	$80,000	$1,934
Operating expenses:
Research and development	14,639	18,238	51,673	52,802
General and administrative	8,424	9,961	28,732	31,804
Restructuring expenses	2,063	—	2,063	—
Total operating expenses	25,126	28,199	82,468	84,606
Loss from operations	(25,126)	(27,440)	(2,468)	(82,672)
Other income, net	3,430	3,423	9,311	10,093
Net (loss) income	$(21,696)	$(24,017)	$6,843	$(72,579)
Net (loss) income per share, basic	$(0.35)	$(0.39)	$0.11	$(1.19)
Net (loss) income per share, diluted	$(0.35)	$(0.39)	$0.11	$(1.19)
Weighted-average common shares outstanding, basic	62,409	61,823	62,200	61,121
Weighted-average common shares outstanding, diluted	62,409	61,823	63,688	61,121

Comprehensive (loss) income:
Net (loss) income	$(21,696)	$(24,017)	$6,843	$(72,579)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	745	314	515	(89)
Total other comprehensive gain (loss)	745	314	515	(89)
Comprehensive (loss) income	$(20,951)	$(23,703)	$7,358	$(72,668)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2022	52,099,211	52	612,025	(797)	(412,338)	198,942
Issuance of common stock in connection with public offering, net of issuance costs	9,615,384	10	117,336	—	—	117,346
Issuance of common stock under employee benefit plans	38,903	—	348	—	—	348
Vesting of restricted stock awards	5,496	—	—	—	—	—
Stock-based compensation expense	—	—	4,253	—	—	4,253
Unrealized gain on marketable securities	—	—	—	146	—	146
Net loss	—	—	—	—	(24,779)	(24,779)
Balance at March 31, 2023	61,758,994	$62	$733,962	$(651)	$(437,117)	$296,256
Issuance of common stock under employee benefit plans	50,912	—	141	—	—	141
Vesting of restricted stock awards	12,648	—	—	—	—	—
Stock-based compensation expense	—	—	3,363	—	—	3,363
Unrealized loss on marketable securities	—	—	—	(549)	—	(549)
Net loss	—	—	—	—	(23,783)	(23,783)
Balance at June 30, 2023	61,822,554	$62	$737,466	$(1,200)	$(460,900)	$275,428
Stock-based compensation expense	—	—	3,737	—	—	3,737
Unrealized gain on marketable securities	—	—	—	314	—	314
Net loss	—	—	—	—	(24,017)	(24,017)
Balance at September 30, 2023	61,822,554	$62	$741,203	$(886)	$(484,917)	$255,462
Balance at December 31, 2023	61,915,367	62	744,940	(136)	(509,673)	235,193
Issuance of common stock under employee benefit plans	214,094	—	1,651	—	—	1,651
Vesting of restricted stock awards	11,550	—	—	—	—	—
Stock-based compensation expense	—	—	3,916	—	—	3,916
Unrealized loss on marketable securities	—	—	—	(298)	—	(298)
Net loss	—	—	—	—	(26,870)	(26,870)
Balance at March 31, 2024	62,141,011	$62	$750,507	$(434)	$(536,543)	$213,592
Issuance of common stock under employee benefit plans	98,844	—	377	—	—	377
Vesting of restricted stock awards	10,776	—	—	—	—	—
Stock-based compensation expense	—	—	4,344	—	—	4,344
Unrealized gain on marketable securities	—	—	—	68	—	68
Net income	—	—	—	—	55,409	55,409
Balance at June 30, 2024	62,250,631	$62	$755,228	$(366)	$(481,134)	$273,790
Issuance of common stock under employee benefit plans	188,030	—	635	—	—	635
Issuance of pre-funded warrants in exchange for common stock	(9,350,000)	(9)	9	—	—	—
Issuance of common stock pursuant to pre-funded warrant exercise	850,000	1	(1)	—	—	—
Stock-based compensation expense	—	—	3,817	—	—	3,817
Unrealized gain on marketable securities	—	—	—	745	—	745
Net loss	—	—	—	—	(21,696)	(21,696)
Balance at September 30, 2024	53,938,661	$54	$759,688	$379	$(502,830)	$257,291

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$6,843	$(72,579)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	1,224	1,664
Stock-based compensation expense	12,077	11,353
Net accretion of discounts on marketable securities	(3,447)	(4,663)
Changes in operating assets and liabilities:
Unbilled accounts receivable	(3,119)	(351)
Prepaid expenses and other current assets	(1,158)	(450)
Operating lease assets and liabilities	(524)	(526)
Other assets	1,935	115
Accounts payable	1,104	(36)
Accrued expenses and other liabilities	(392)	(1,734)
Deferred revenue	—	(600)
Net cash provided by (used in) operating activities	$14,543	$(67,807)
Investing activities
Purchases of marketable securities	(157,185)	(169,818)
Maturities of marketable securities	187,202	115,203
Purchases of property and equipment	(47)	(431)
Net cash provided by (used in) investing activities	29,970	(55,046)
Financing activities
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	—	117,345
Proceeds from issuance of common stock under benefit plans, net	2,663	490
Net cash provided by financing activities	2,663	117,835
Net increase (decrease) in cash, cash equivalents and restricted cash	47,176	(5,018)
Cash, cash equivalents, and restricted cash, beginning of period	26,655	36,190
Cash, cash equivalents, and restricted cash, end of period	$73,831	$31,172
Supplemental cash flow information
Cash paid for operating lease liabilities	$2,131	$2,489
Non-cash investing and financing activities:
Property and equipment purchases unpaid at end of period	$180	$—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$72,630	$30,080
Restricted cash	1,201	1,092
Total cash, cash equivalents, and restricted cash	$73,831	$31,172

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2024 and the results of its operations and its cash flows for the three and nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024 (the “Annual Report on Form 10-K”).

Sales of Common Stock

In January 2023, the Company completed a public offering of its common stock and issued and sold 9,615,384 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $117.3 million after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of its capital stock and from upfront payments received from collaboration and license agreements. As of September 30, 2024, the Company had an accumulated deficit of $502.8 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2024, except as noted below with respect to the Company's accounting policies related to collaborative arrangements and common stock warrants.

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

Common Stock Warrants

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and remeasured each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss in the accompanying consolidated statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance and requires companies to disclose all annual disclosures about segments in interim periods. The standard also requires companies with a single reportable segment to provide all disclosures required by Topic 280 – Segment Reporting. The new standard will become effective for the Company on January 1, 2025. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at September 30, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$54,263	$54,263	$—	$—
U.S. Treasury securities	18,367	—	18,367	—
Marketable securities:
U.S. Treasury securities	10,241	—	10,241	—
Government agency securities	13,273	—	13,273	—
Corporate bonds	161,090	—	161,090	—
Total	$257,234	$54,263	$202,971	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$25,563	$25,563	$—	$—
Marketable securities:
U.S. Treasury securities	14,215	—	14,215	—
Government agency securities	65,107	—	65,107	—
Commercial paper	17,889	—	17,889	—
Corporate bonds	113,447	—	113,447	—
Total	$236,221	$25,563	$210,658	$—

There were no transfers between fair value levels during the three and nine months ended September 30, 2024.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$54,263	$—	$—	$54,263
U.S. Treasury securities	18,364	3	—	18,367
Total cash equivalents	72,627	3	—	72,630
Marketable securities:
U.S. Treasury securities	10,235	6	—	10,241
Government agency securities	13,233	40	—	13,273
Corporate bonds	160,760	350	(20)	161,090
Total marketable securities	184,228	396	(20)	184,604
Total cash equivalents and marketable securities	$256,855	$399	$(20)	$257,234

	Fair Value Measurements at December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$25,563	$—	$—	$25,563
Total cash equivalents	25,563	—	—	25,563
Marketable securities:
U.S. Treasury securities	14,229	10	(24)	14,215
Government agency securities	65,182	23	(98)	65,107
Commercial paper	17,891	8	(10)	17,889
Corporate bonds	113,492	90	(135)	113,447
Total marketable securities	210,794	131	(267)	210,658
Total cash equivalents and marketable securities	$236,357	$131	$(267)	$236,221

There were no sales of marketable securities during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company held 6 debt securities that were in an unrealized loss position for less than 12 months with an aggregate fair value of $8.1 million. As of September 30, 2024, the Company held 4 debt securities that were in an unrealized loss position for greater than 12 months with an aggregate fair value of $14.1 million. As of September 30, 2024, the aggregate fair value of marketable securities with a remaining contractual maturity of greater than one year was $10.9 million.

The Company has the intent and ability to hold its debt securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and nine months ended September 30, 2024.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Lab equipment	$9,793	$9,682
Furniture and fixtures	600	600
Computer equipment	393	393
Software	199	199
Leasehold improvements	7,121	7,102
Total property and equipment	18,106	17,976
Less: accumulated depreciation	(13,888)	(12,760)
Property and equipment, net	$4,218	$5,216

Depreciation expense for the three months ended September 30, 2024 and 2023 was $0.4 million and $0.5 million, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $1.2 million and $1.7 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$5,025	$3,658
Prepaid sign-on bonuses subject to vesting provisions	—	71
Interest income receivable	1,574	1,712
Total prepaid expenses and other current assets	$6,599	$5,441

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
External research and development	$3,673	$3,164
Payroll and benefits	3,819	4,712
Professional services	442	454
Other	400	396
Total accrued expenses and other current liabilities	$8,334	$8,726

7. Preferred Stock

As of September 30, 2024 and December 31, 2023, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of September 30, 2024 and December 31, 2023.

No dividends have been declared since inception.

8. Common Stock

As of September 30, 2024 and December 31, 2023, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of September 30, 2024 and December 31, 2023, the Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2024	December 31, 2023
Shares reserved for exercises of outstanding stock options	10,746,789	9,972,217
Shares reserved for vesting of restricted stock units	71,138	75,017
Shares reserved for future issuance under the 2019 Stock Incentive Plan	4,351,368	3,157,537
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,701,485	1,346,125
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	1,348,270	837,877
Shares reserved for future issuance for pre-funded warrants	8,500,000	—
	26,719,050	15,388,773

Pre-Funded Warrants

In August 2024, the Company entered into separate exchange agreements with RA Capital Healthcare Fund, L.P. (“RA Capital”) and another existing institutional stockholder, pursuant to which (i) RA Capital exchanged 8,500,000 shares of the Company's common stock, par value $0.001 per share, or common stock, for a pre-funded warrant to acquire 8,500,000 shares of the Company's common stock and (ii) the other existing institutional stockholder exchanged an aggregate of 850,000 shares of the Company's common stock, for pre-funded warrants to acquire an aggregate of 850,000 shares of the Company's common stock. The aggregate 9,350,000 shares of common stock subject to the exchange agreements were retired on the date of the exchanges. As of September 30, 2024, 850,000 pre-funded warrants have been exercised.

The pre-funded warrants have an exercise price of $0.001 per underlying share of common stock, are immediately exercisable and have no expiration date. The number of shares of the Company’s common stock issuable upon exercise of each pre-funded warrant is subject to adjustment upon certain corporate events, including certain stock dividends and splits, combinations, reclassifications, and certain other events. The pre-funded warrants include a beneficial ownership blocker that provides that the holder may not exercise (nor may we allow the exercise) if upon giving effect to such exercise, it would cause the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with affiliates and any other persons whose beneficial ownership of the Company’s common stock would be aggregated for the purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) to exceed 9.99% of the total number of then issued and outstanding shares of the Company’s common stock as determined in accordance with the terms of the pre-funded warrant. This threshold may be increased or decreased upon 61 days’ prior notice at the discretion of RA Capital, but not in excess of 19.99% or, with respect to the other existing institutional stockholder’s pre-funded warrants, not in excess of 9.99%.

The Company assessed the pre-funded warrants for appropriate classification as either equity or liability pursuant to the Company’s accounting policy described in Note 2, “Summary of Significant Accounting Policies.” The Company determined the pre-funded warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to ASC 815. The pre-funded warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance. The Company also determined that the pre-funded warrants should be included in the determination of basic and diluted earnings per share.

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of September 30, 2024, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was annually increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2024, the number of shares reserved for issuance under the 2019 Plan was increased by 2,000,000 shares. As of September 30, 2024, there were 4,351,368 shares available for future issuance under the 2019 Plan.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. Effective March 8, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 2,000,000 shares. Effective May 18, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,400,000 shares. Effective June 17, 2024, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,000,000 shares. As of September 30, 2024, there were 1,348,270 shares available for future issuance under the Inducement Plan.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	9,972,217	$8.44	8.49	$15,114,074
Granted	4,058,508	7.87
Exercised	(427,757)	5.62
Cancelled	(2,856,179)	9.51
Outstanding at September 30, 2024	10,746,789	$8.05	8.26	$1,296,365
Exercisable at September 30, 2024	4,592,720	$10.00	7.47	$452,380

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three and nine months ended September 30, 2024 was $7.17 per share and $6.44 per share, respectively. The weighted average grant date fair value of stock options granted in the three and nine months ended September 30, 2023 was $3.26 per share and $4.67 per share, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2024 was $0.6 million and $1.4 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2023 was zero and $0.2 million, respectively.

The fair value of stock options granted during the three and nine months ended September 30, 2024 and 2023 has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Risk-free interest rate	3.8%	4.1%	4.1%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (years)	6.1	6.1	6.0	6.1
Expected stock price volatility	103.0%	100.4%	103.1%	98.4%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	75,017	$10.77
Granted	70,445	6.95
Vested	(22,326)	10.65
Cancelled	(51,998)	8.56
Unvested at September 30, 2024	71,138	$8.64

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$2,494	$2,734	$7,762	$8,533
Research and development	1,323	1,003	4,315	2,820
Total stock-based compensation expense	$3,817	$3,737	$12,077	$11,353

As of September 30, 2024, the Company had an aggregate of $29.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.64 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was increased on January 1, 2020, and will be increased annually on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2024, the number of shares reserved for issuance under the 2019 ESPP was increased by 428,571 shares. As of September 30, 2024, there were 1,701,485 shares available for future issuance under the ESPP.

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

Pursuant to a mutually agreed global development plan, the Company agreed to continue to conduct the ongoing Phase 3 clinical trial for losmapimod for the treatment of FSHD and the Company and Sanofi equally share global development costs. In addition to activities conducted under a mutually agreed global development plan, Sanofi also has the right to conduct certain development activities that are solely intended to support obtaining or maintaining regulatory approval outside of the United States. The Company has the sole right to manufacture for its activities under the global development plan and for commercialization in the United States and, subject to the terms of a supply agreement, the Company will supply Sanofi’s clinical and commercial supply requirements of losmapimod until Sanofi elects to take over such manufacturing responsibilities.

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

For the purposes of ASC 606, the transaction price of the Sanofi Agreement as of the outset of the arrangement consists of the upfront cash payment of $80.0 million, which was allocated to the performance obligation related to the losmapimod license. The other potential milestone payments that the Company is eligible to receive under the Sanofi agreement have been excluded from the transaction price, as all the remaining milestone amounts were fully constrained based on the probability of achievement. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal. During the nine months ended September 30, 2024, the Company recognized $80.0 million of revenue associated with the upfront license payment.

For the parties’ participation in global development for losmapimod, the Company concluded that those activities and cost-sharing payments related to such activities are within the scope of ASC 808, as both parties are active participants in the development activities and are exposed to significant risks and rewards of those activities under the Sanofi agreement. The Company assessed its relationship with Sanofi, the economics and nature of the global development activities, and the contractual terms of the Sanofi Agreement and concluded that, in accordance with its policy, payments to or reimbursements from Sanofi related to the global development activities will be accounted for as an increase to or reduction of research and development expenses. During the three and nine months ended September 30, 2024, the Company recorded a reduction in research and development expenses in connection with global development activities for losmapimod of $3.7 million and $6.0 million, respectively.

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

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the three and nine months ended September 30, 2024.

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

During the three and nine months ended September 30, 2024, the Company recognized no collaboration revenue associated with the MyoKardia Collaboration Agreement. During the three and nine months ended September 30, 2023, the Company recognized $0.8 million and $1.9 million, respectively, of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $0.2 million and $0.6 million, respectively, of revenue recognized that was in deferred revenue as of December 31, 2022. As of September 30, 2024 and December 31, 2023, the Company recorded no deferred revenue or accounts receivable associated with the MyoKardia Collaboration Agreement. As of September 30, 2024, the Company had received $7.7 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of December 31, 2023, the Company had received $7.2 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone. As of September 30, 2024, the Company recorded no unbilled accounts receivable related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended September 30, 2024. As of December 31, 2023, the Company recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended December 31, 2023.

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

11. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of September 30, 2024 and December 31, 2023. Operating lease expense associated with this lease for the three and nine months ended September 30, 2024 was approximately $0.5 million and $1.4 million, respectively. Variable lease expense associated with this lease for the three and nine months ended September 30, 2024 was approximately $0.2 million and $0.7 million, respectively.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of September 30, 2024, are as follows (in thousands):

2024(1)	652
2025	2,649
2026	2,729
2027	2,811
Thereafter	1,426
Total minimum lease payments	10,267
Less: imputed interest	(1,122)
Total lease liability	$9,145

1.
Amounts are for the nine months ending December 31, 2024.

125 Sidney Street

In November 2021, the Company entered into a lease agreement comprising approximately 12,196 square feet of office space at 125 Sidney Street in Cambridge, Massachusetts, commencing November 2021. The Company began recognizing rent expense associated with this lease during November 2021. The lease ended on March 31, 2024. The Company had the option to extend the term of the lease for two successive one-year periods, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease had a total commitment of $1.7 million over the initial term, and included escalating rent payments. Operating lease expense associated with this lease for the three and nine months ended September 30, 2024 was approximately zero and $0.2 million, respectively. No variable lease expense was recorded associated with this lease for the three and nine months ended September 30, 2024.

There are no future minimum lease payments associated with this lease as of September 30, 2024.

12. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2024 or December 31, 2023.

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

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. Other than attorneys’ fees and costs related to the defense of the Securities Action, no such costs have been incurred during the three and nine months ended September 30, 2024.

13. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.2 million and $0.6 million, respectively, in contributions to the 401(k) Plan for the three and nine months ended September 30, 2024 and 2023.

14. Net Income (Loss) per Share

Basic net income per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Shares of the Company’s common stock underlying pre-funded warrants are included in the calculation of basic and diluted net income per share. Diluted net income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the diluted net income per share calculation, the effect of stock options and unvested restricted stock units on the weighted average number of shares is calculated using the treasury stock method. In periods with reported net operating losses, all common stock equivalents are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

The calculation of net income (loss) and the number of shares used to compute basic and diluted net income (loss) per share for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income, basic and diluted	$(21,696)	$(24,017)	$6,843	$(72,579)
Weighted-average common shares outstanding, basic	62,409	61,823	62,200	61,121
Effect of diluted securities:
Stock options	—	—	1,461	—
Restricted stock units	—	—	27	—
Weighted-average common shares outstanding, diluted	62,409	61,823	63,688	61,121
Net (loss) income per share, basic	$(0.35)	$(0.39)	$0.11	$(1.19)
Net (loss) income per share, diluted	$(0.35)	$(0.39)	$0.11	$(1.19)

The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	10,747	10,109	7,480	10,109
Restricted stock units	71	78	18	78
Total	10,818	10,187	7,498	10,187

15. Restructuring Activities

In September 2024, the Company announced a plan to reprioritize research and development activities to focus on advancing pociredir for the treatment of sickle cell disease, novel therapeutic agents for the treatment of DBA, and the Company's early discovery programs. The plan reduced the Company’s workforce from 80 to 51 full-time employees, including a reduction of positions across both research and development and general and administrative functions. During the three and nine months ended September 30, 2024, the Company recorded aggregate restructuring charges of $2.1 million related to severance and other employee-related costs. During the three and nine months ended September 30, 2024, the Company paid no restructuring charges.

Accrued restructuring charges as of December 31, 2023	$—
Restructuring charges incurred during the period	2,064
Amounts paid during the period	—
Accrued restructuring charges as of September 30, 2024	$2,064

16. Related-Party Transactions

In August 2024, the Company entered into an exchange agreement with RA Capital, one of the Company's principal stockholders and a related party in accordance with ASC 850, Related Party Disclosures, pursuant to which RA Capital exchanged 8,500,000 shares of the Company's common stock, par value $0.001 per share, or common stock, for a pre-funded warrant to acquire 8,500,000 shares of the Company's common stock. No cash was exchanged related to the transaction. See Note 8, "Common Stock", for additional details of the transaction.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing small molecules to improve the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our clinical-stage product candidate, pociredir, is being developed for the potential treatment of sickle cell disease, or SCD.

In January 2023, we announced interim data from our Phase 1b clinical trial of pociredir in SCD. We completed enrollment in the 6 mg and 2 mg dose cohorts, and do not plan to enroll additional subjects in these cohorts. Although we commenced enrollment in the 12 mg dose cohort, in February 2023 the FDA placed a full clinical hold on the investigational new drug, or IND, application for pociredir for SCD, which was lifted in August 2023. Following the clinical hold, we amended the protocol to revise the inclusion and exclusion criteria for the Phase 1b clinical trial to target subjects with higher disease severity. We reinitiated the Phase 1b clinical trial at the 12 mg once daily dose level in the fourth quarter of 2023, with that cohort expected to enroll up to 10 subjects, to be followed by an additional cohort of up to 10 subjects at the 20 mg once daily dose level. We expect to provide clinical data from this trial in 2025.

In September 2024, we announced topline results from our Phase 3 REACH clinical trial of losmapimod in facioscapulohumeral muscular dystrophy, or FSHD. The Phase 3 REACH trial did not achieve its primary endpoint of change from baseline in relative surface area with losmapimod compared to placebo. In addition, secondary endpoints did not achieve nominal statistical significance. The safety and tolerability profile of losmapimod was consistent with previously reported studies. We plan to share the results at an upcoming medical meeting. Based on the results of the REACH trial, we have suspended future development of losmapimod.

In September 2024, we also announced a strategic plan to reprioritize research and development activities and are now focused on advancing pociredir for the treatment of SCD, novel therapeutic agents for the potential treatment of inherited aplastic anemias, such as DBA, Shwachman-Diamond syndrome, and Fanconi anemia, and our early discovery programs. The plan reduced our workforce from 80 to 51 full-time employees, including a reduction of positions across both research and development and general and administrative functions. This restructuring will result in annual operating expense savings of approximately $10.0 million beginning in the first quarter of 2025.

In addition to our product candidates, we developed a discovery approach that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat known root causes of genetically defined rare diseases. Our discovery approach led to the identification of pociredir for SCD, as well as a robust discovery pipeline.

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

We have incurred significant operating losses since our inception, with the exception of the nine months ended September 30, 2024, and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net income was $6.8 million for the nine months ended September 30, 2024, primarily due to the $80.0 million of collaboration revenue associated with our collaboration and license agreement with Sanofi that we recognized during the period. Our net loss was $72.6 million for the nine months ended September 30, 2023. As of September 30, 2024, we had an accumulated deficit of $502.8 million. We expect our expenses and operating losses will increase over the next several years in connection with our ongoing activities, as we:

•
continue our clinical development of pociredir;
•
continue our ongoing preclinical studies;
•
advance clinical-stage product candidates into later stage trials;

•
pursue the discovery of drug targets for other genetically-defined rare diseases and the subsequent development of any resulting product candidates, including for the potential treatment of inherited aplastic anemias, such as DBA, Shwachman-Diamond syndrome, and Fanconi anemia under our license agreement with CAMP4;
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
•
make any milestone payments to CAMP4 under our license agreement;
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

As of September 30, 2024, we had $257.2 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into at least 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

During the nine months ended September 30, 2024, we recognized $80.0 million of revenue associated with the upfront license payment. During the three and nine months ended September 30, 2024, we recorded a $3.7 million and $6.0 million reduction in research and development expenses in connection with global development activities for losmapimod, respectively. During the three and nine months ended September 30, 2024, we recognized no revenue associated with the Sanofi territory-specific manufacturing activities for losmapimod. As a result of the suspension of future development of losmapimod, we do not expect to recognize additional revenues under the Sanofi collaboration agreement.

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

For the three months ended September 30, 2024 and 2023, we recognized zero and $0.8 million, respectively, of collaboration revenue under the MyoKardia collaboration agreement. As of September 30, 2024 and December 31, 2023, we have recorded no deferred revenue associated with the MyoKardia collaboration agreement. As of September 30, 2024, we had received $7.7 million of cost reimbursement payments and $2.5 million of milestone payments under the MyoKardia collaboration agreement. As of September 30, 2024, we recorded no accounts receivable or unbilled accounts receivable under the MyoKardia collaboration agreement.

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

The following table summarizes our external research and development expenses by program following nomination as a development candidate for the three and nine months ended September 30, 2024 and 2023. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Payments to or reimbursements from Sanofi related to global development activities are accounted for as an increase to or reduction of losmapimod external expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Losmapimod external expenses	$4,308	$7,727	$18,783	$21,452
Pociredir external expenses	2,216	1,110	6,020	5,665
Pre-development candidate expenses and unallocated expenses	3,520	4,196	10,524	10,636
Internal research and development expenses	4,595	5,205	16,346	15,049
Total research and development expenses	$14,639	$18,238	$51,673	$52,802

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

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase in future periods as we continue to implement our business strategy, which includes advancing pociredir for the treatment of SCD, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through approval and commercialization. There are numerous factors associated with obtaining regulatory approval and the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Restructuring Expenses

In September 2024, we announced a plan to reprioritize research and development activities to focus on advancing pociredir for the treatment of SCD, novel therapeutic agents for the treatment of inherited aplastic anemias, such as DBA, Shwachman-Diamond syndrome, and Fanconi anemia, and our early discovery programs. The plan reduced our workforce from 80 to 51 full-time employees, including a reduction of positions across both research and development and general and administrative functions.

Other Income, Net

Other income, net consists primarily of interest income related to our investments in cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months ended September 30, 2024 and 2023

The following summarizes our results of operations for the three months ended September 30, 2024 and 2023 along with the changes in those items in dollars:

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	$
Collaboration revenue	$—	$759	$(759)
Operating expenses:
Research and development	14,639	18,238	(3,599)
General and administrative	8,424	9,961	(1,537)
Restructuring expense	2,063	—	2,063
Total operating expenses	25,126	28,199	(3,073)
Loss from operations	(25,126)	(27,440)	2,314
Other income, net	3,430	3,423	7
Net loss	$(21,696)	$(24,017)	$2,321

Collaboration Revenue

Collaboration revenue decreased by $0.8 million from $0.8 million for the three months ended September 30, 2023 to zero for the three months ended September 30, 2024. The decrease was attributable to the completion of our research services under our collaboration agreement with MyoKardia during the fourth quarter of 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	$
External research and development	$8,171	$10,440	$(2,269)
Employee compensation	4,594	5,205	(611)
Laboratory supplies	418	901	(483)
Facility costs	1,174	1,329	(155)
Other	282	363	(81)
Total research and development expenses	$14,639	$18,238	$(3,599)

Research and development expense decreased by $3.6 million from $18.2 million for the three months ended September 30, 2023 to $14.6 million for the three months ended September 30, 2024. The decrease in research and development expense was primarily attributable to the following:

•
$2.3 million of decreased external research and development costs, primarily due to $3.7 million of reimbursement from the global development cost sharing under our collaboration with Sanofi for losmapimod, partially offset by increased development costs associated with the advancement of REACH, as we completed enrollment in September 2023, as well as increased costs associated with pociredir;
•
$0.6 million of decreased employee compensation costs, which reflects a partial offset of $0.3 million in increased stock-based compensation expense.
•
$0.5 million of decreased laboratory supplies costs;
•
$0.2 million of decreased facility costs; and
•
$0.1 million of decreased other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	$
Employee compensation	$4,397	$6,111	$(1,714)
Professional services	2,990	2,379	611
Facility costs	285	640	(355)
Other	752	831	(79)
Total general and administrative expenses	$8,424	$9,961	$(1,537)

General and administrative expenses decreased by $1.6 million from $10.0 million for the three months ended September 30, 2023 to $8.4 million for the three months ended September 30, 2024. The decrease in general and administrative expenses was primarily attributable to the following:

•
$1.7 million of decreased employee compensation costs due to decreased headcount, including a $0.2 million decrease in stock-based compensation expense;
•
$0.4 million of decreased facility costs as a result of the expiration of our lease agreement for office space at 125 Sidney Street;
•
and $0.1 million of decreased other costs;
•
partially offset by $0.6 million of increased professional services costs, primarily due to increased legal and commercial costs.

Restructuring Expenses

Restructuring charges were $2.1 million for the three months ended September 30, 2024, compared to zero for the three months ended September 30, 2023.

Other Income, Net

Other income, net increased by less than $0.1 million from $3.4 million for the three months ended September 30, 2023 to $3.4 million for the three months ended September 30, 2024. The slight increase was primarily attributable to an increase in investment income on our cash, cash equivalents, and marketable securities as a result of an overall increased rate of return.

Comparison of the Nine Months ended September 30, 2024 and 2023

The following summarizes our results of operations for the nine months ended September 30, 2024 and 2023 along with the changes in those items in dollars:

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$
Collaboration revenue	$80,000	$1,934	$78,066
Operating expenses:
Research and development	51,673	52,802	(1,129)
General and administrative	28,732	31,804	(3,072)
Restructuring expense	2,063	—	2,063
Total operating expenses	82,468	84,606	(2,138)
Loss from operations	(2,468)	(82,672)	80,204
Other income, net	9,311	10,093	(782)
Net income (loss)	$6,843	$(72,579)	$79,422

Collaboration Revenue

Collaboration revenue increased by $78.1 million from $1.9 million for the nine months ended September 30, 2023 to $80.0 million for the nine months ended September 30, 2024. The increase was primarily attributable to the recognition of $80.0 million of revenue associated with the upfront license payment received during the second quarter of 2024 under the Sanofi collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$
External research and development	$29,972	$30,343	$(371)
Employee compensation	16,345	15,049	1,296
Laboratory supplies	1,236	2,599	(1,363)
Facility costs	3,351	3,640	(289)
Other	769	1,171	(402)
Total research and development expenses	$51,673	$52,802	$(1,129)

Research and development expense decreased by $1.1 million from $52.8 million for the nine months ended September 30, 2023 to $51.7 million for the nine months ended September 30, 2024. The decrease in research and development expense was primarily attributable to the following:

•
$1.4 million of decreased laboratory supplies costs;
•
$0.4 million of decreased external research and development costs, primarily due to $6.0 million of reimbursement from the global development cost sharing under our collaboration with Sanofi for losmapimod, partially offset by increased development costs associated with the advancement of REACH, as we completed enrollment in September 2023, as well as increased pociredir costs;
•
$0.3 million of decreased facility costs;
•
and $0.4 million of decreased other costs;
•
partially offset by $1.3 million of increased employee compensation costs, primarily due to increased stock-based compensation costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$
Employee compensation	$15,541	$19,088	$(3,547)
Professional services	9,608	8,334	1,274
Facility costs	1,155	1,913	(758)
Other	2,428	2,469	(41)
Total general and administrative expenses	$28,732	$31,804	$(3,072)

General and administrative expenses decreased by $3.1 million from $31.8 million for the three months ended September 30, 2023 to $28.7 million for the nine months ended September 30, 2024. The decrease in general and administrative expenses was primarily attributable to the following:

•
$3.5 million of decreased employee compensation costs, including a $0.8 million decrease in stock-based compensation expense, due to decreased headcount;
•
$0.8 million of decreased facility costs as a result of the expiration of our lease agreement for office space at 125 Sidney Street;
•
partially offset by $1.3 million of increased professional services costs, primarily due to increased legal and commercial costs.

Restructuring Expenses

Restructuring charges were $2.1 million for the nine months ended September 30, 2024, compared to zero for the nine months ended September 30, 2023.

Other Income, Net

Other income, net decreased by $0.8 million from $10.1 million for the nine months ended September 30, 2023 to $9.3 million for the nine months ended September 30, 2024. The decrease was primarily attributable to a decrease in our average cash, cash equivalents, and marketable securities balance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of September 30, 2024, we have funded our operations primarily with aggregate gross proceeds of $792.5 million from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $257.2 million.

In February 2024, we entered into a controlled equity offeringsm agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, as agents, with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time in our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $100.0 million through the agents. As of September 30, 2024, we have not issued or sold any shares of common stock under the at-the-market offering program.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2024:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$14,543	$(67,807)
Net cash provided by (used in) investing activities	29,970	(55,046)
Net cash provided by financing activities	2,663	117,835
Net increase (decrease) in cash, cash equivalents, and restricted cash	$47,176	$(5,018)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $14.5 million during the nine months ended September 30, 2024 compared to net cash used in operating activities of $67.8 million during the nine months ended September 30, 2023. The increase in net cash provided by operating activities of $82.3 million was primarily due to the receipt of the $80.0 million upfront license payment during the second quarter of 2024 under the Sanofi collaboration agreement.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $30.0 million during the nine months ended September 30, 2024 compared to net cash used in investing activities of $55.0 million during the nine months ended September 30, 2023. The increase in net cash provided by investing activities of $85.0 million was primarily due to net maturities of marketable securities during the nine months ended September 30, 2024, as compared to net purchases of marketable securities during the nine months ended September 30, 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.7 million during the nine months ended September 30, 2024 compared to net cash provided by financing activities of $117.8 million during the nine months ended September 30, 2023. Net cash provided by financing activities during the nine months ended September 30, 2024 consisted of net proceeds of $2.4 million from the issuance of common stock under our benefit plans. Net cash provided by financing activities during the nine months ended September 30, 2023 primarily consisted of net proceeds of $117.3 million from the January 2023 public offering of our common stock.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates, some of which are in the discovery stage of development. In addition, we expect to incur additional costs to support the growth of our organization when appropriate. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into at least 2027. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

•
the progress, costs and results of our clinical trials of pociredir;
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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended September 30, 2024, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on February 27, 2024, except as noted below with respect to our accounting policies related to collaboration revenue.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On April 28, 2023, a class action complaint was filed in the United States District Court for the District of New Jersey against our company and current and former officers, or the Securities Action. On May 19, 2023, the Securities Action was transferred to the United States District Court for the District of Massachusetts, captioned Celano v. Fulcrum Therapeutics, Inc., et al., Case No. 1:23-cv-11125-IT. On July 31, 2023, the court appointed a lead plaintiff, who filed an amended complaint on September 29, 2023. The Securities Action alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individuals, related to our February 2023 announcement that the FDA issued a clinical hold regarding the IND application for pociredir for the potential treatment of SCD. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information related to the clinical hold and seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between March 3, 2022, and March 8, 2023, as well as attorneys’ fees and costs. On November 28, 2023, all defendants filed a motion to dismiss the Securities Action. Briefing was completed on the motion in February 2024, and the court held a hearing on the motion in September 2024. The motion to dismiss is currently pending. We intend to defend vigorously against this litigation.

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

Since inception, we have incurred significant operating losses. Our net loss was $97.3 million for the year ended December 31, 2023. Our net income was $6.8 million for the nine months ended September 30, 2024 primarily due to the recognition of $80.0 million of collaboration revenue associated with our collaboration and license agreement with Sanofi. As of September 30, 2024, we had an accumulated deficit of $502.8 million. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
continue our clinical development of pociredir and any future product candidates;
•
continue our ongoing preclinical studies;
•
pursue the discovery of drug targets for other genetically-defined rare diseases and the subsequent development of any resulting product candidates, including for the potential treatment of inherited aplastic anemias, such as DBA, Shwachman-Diamond syndrome, and Fanconi anemia under our license agreement with CAMP4;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
acquire or in-license products, product candidates, technologies and/or data referencing rights, such as our agreement with CAMP4;
•
make any milestone payments to CAMP4 under our license agreement with CAMP4;
•
maintain, expand, enforce, defend and protect our intellectual property;
•
hire additional clinical, quality control and scientific personnel as needed;

•
scale up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf, to support our clinical trials of any product candidate and commercialization of any of product candidates for which we may obtain marketing approval;
•
establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval and that we have not out-licensed; and
•
add operational, financial and management information systems and personnel, including personnel to support our product development and any future commercialization efforts, as needed, and our operations as a public company.

To become and remain profitable, we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities for our current product candidates. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if, among other things:

•
we are required by the FDA, the EMA, or other regulatory authorities to perform trials or studies in addition to, or different than, those expected;
•
there are any further delays in completing our ongoing clinical trial or otherwise in the development of any of our current or future product candidates, such as due to any further clinical holds imposed by the FDA (similar to the hold on the IND application for pociredir in SCD that was lifted in August 2023), or due to enrollment challenges (such as for our ongoing clinical trial of pociredir in light of the more stringent inclusion and exclusion criteria); or
•
there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our clinical development of pociredir, continue research and development and initiate additional clinical trials of, and seek regulatory approval for, this and any other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and Phase 1b clinical trial of pociredir in SCD. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, particularly if we do not out-license our product candidate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Given current uncertainty in the capital markets and other factors, such funding may not be available on terms favorable to us or at all. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our ongoing Phase 1b clinical trial of pociredir in SCD;
•
additional planned clinical trials;
•
the scope, progress, costs and results of discovery research, preclinical development, laboratory testing and clinical trials for any of our product candidates in additional indications or for any future product candidates that we may pursue;
•
the number of and development requirements for other product candidates that we pursue;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our ability to enter into contract manufacturing arrangements for supply of API and manufacture of our product candidates and the terms of such arrangements;
•
the success of our collaboration with MyoKardia or under our license agreement with CAMP4;

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

As of September 30, 2024, we had cash, cash equivalents, and marketable securities of approximately $257.2 million. We believe that our cash, cash equivalents, and marketable securities as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into 2027. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. For example, we invested significant time and effort into developing losmapimod for FSHD but did not demonstrate a statistically significant difference between losmapimod and placebo on the primary endpoint in the Phase 3 REACH trial, for which we announced topline data in September 2024. In addition, our product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will not be derived unless and until we can achieve sales of products, which we do not anticipate for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may become even more difficult to obtain due to rising interest rates and the recent downturn in the U.S. capital markets and the biotechnology sector in general. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or discovery stage programs or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to bring our product candidates to market. We may also choose to further realign our operations to achieve additional operational efficiencies beyond the recent strategic realignment effected in September 2024.

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

In addition, as our business evolves, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as our recent announcement that our Phase 3 REACH trial evaluating losmapidmod for FSHD did not achieve its primary endpoint of change from baseline in relative surface area compared to placebo, and subsequent implementation of a plan to reprioritize research and development activities to focus on our other programs and reduction in workforce. If we are successful in moving our current pipeline programs through the clinic, we will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

We experienced enrollment delays in ReDUX4, the international Phase 2b clinical trial of losmapimod in FSHD, due to the COVID-19 pandemic as the clinical trial sites for our ReDUX4 clinical trial temporarily postponed trial-related activities. We also saw temporary disruptions in other business activities due to a temporary reduction in workforce presence at our Cambridge research facility, and COVID-19 had a significant impact on economies worldwide. Future pandemics may arise, and they, like COVID-19, could impact our company, our CMOs and contract research organizations, or CROs, creating disruptions that affect our ability to initiate and complete preclinical studies or clinical trials, disrupt our supply chain for our research and development activities, and disrupt any then planned or ongoing clinical trials for any number of reasons. Any future pandemics could similarly impact patient recruitment or retention for clinical trials, or result in resources being redirected in a way that adversely impacts our ability to progress regulatory approvals and protect our intellectual property. In addition, as with COVID-19 pandemic, we may face impediments to regulatory meetings and approvals due to recommended safety measures intended to limit in-person interactions in any future pandemic.

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

Risks Related to the Discovery and Development of our Product Candidates

We are early in our development efforts and we currently have one product candidate in active clinical development. If we are unable to commercialize directly or out-license to a third party any of our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts, and we have advanced only two product candidates into clinical trials. In September 2024, we announced that REACH, our Phase 3 clinical trial of losmapimod for the treatment of FSHD, did not meet its primary endpoint and we suspended development of losmapimod. As a result, we currently only have one product candidate in active clinical development, pociredir for the treatment of SCD. We have invested substantially all of our efforts and financial resources in identifying and validating and conducting clinical trials on cellular drug targets that can potentially modulate gene expression to address the root cause of genetically-defined rare diseases. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of any of our product candidates. The success of any of our product candidates will depend on several factors, including the following:

•
successfully completing preclinical studies and clinical trials;
•
allowance by the FDA or other regulatory agencies of the INDs, clinical trial applications, or CTAs, or other regulatory filings;
•
expanding and maintaining a workforce of experienced scientists and others to continue to develop our product candidates;
•
applying for and receiving marketing approvals from applicable regulatory authorities;
•
obtaining and maintaining intellectual property protection and regulatory exclusivity;
•
making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•
establishing sales, marketing and distribution capabilities and successfully launching commercial sales, if and when approved, whether alone or in collaboration with others;
•
acceptance, if and when approved, by patients, the medical community and third-party payors;
•
effectively competing with other therapies;
•
obtaining and maintaining coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
•
maintaining, enforcing, defending and protecting our rights in our intellectual property portfolio;
•
not infringing, misappropriating or otherwise violating others’ intellectual property or proprietary rights; and
•
maintaining a continued acceptable safety profile following receipt of any regulatory approvals.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize any product candidates, which would materially harm our business.

We may not be successful in our efforts to build a pipeline of product candidates.

Our current strategy is focused on developing small molecules to improve the lives of patients with genetically defined rare diseases. Even if we are successful in identifying drug targets and potential product candidates, such candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. Identifying, developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in product development. We cannot provide stockholders any assurance that we will be able to successfully identify additional product candidates, advance any additional product candidates through the development process or successfully commercialize any such additional product candidates. Regulatory authorities have substantial discretion in the approval process and may cause delays in the approval or rejection of an application. As a result of these factors, it is difficult for us to predict the time and cost of product candidate development. There can be no assurance that any development problems we experience in the future related to our discovery technologies or any of our research or development programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. If we do not successfully identify, develop, obtain regulatory approval for and commercialize product candidates, we will not be able to generate product revenues.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. The results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We currently only have one product candidate in active clinical development following our recent decision to suspend further development of losmapimod. The risk of failure for product candidates is high and it is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. We have not yet completed a pivotal clinical trial of any product candidate that demonstrated that our product candidate is safe and effective for its intended use. For example, in September 2024, we announced that REACH, our Phase 3 trial evaluating losmapimod in patients with FSHD, did not successfully achieve its primary endpoint as compared to placebo, and we suspended further development of losmapimod. Additionally, pociredir, our clinical-stage candidate to treat SCD, is an embryonic ectoderm development, or EED, inhibitor. EED is a member of the PRC2 complex, which also includes EZH2. There are approved products in the EZH2 class of medications and their approved labeling outlines safety risks, including an increased risk of malignancies. In the event that pociredir has similar safety risks as other PRC2 medications, this could impact its acceptance. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, or at all. For example, we revised the inclusion and exclusion criteria of our clinical trial of pociredir in SCD to address the clinical hold imposed by the FDA, and are experiencing some difficulty enrolling patients who meet the updated more stringent criteria. While we are expanding our clinical trial sites, including outside the United States, to identify suitable patients that meet the new criteria, there can be no certainty as to whether we will be successful in completing the clinical trial with its revised design. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. In September 2024 we suspended further development of losmapimod after topline data from the Phase 3 REACH trial indicated that it did not achieve its primary endpoint of change from baseline in relative surface area, a measure of reachable work space, compared to placebo. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. A lack of clinical benefit may be due to insufficient dosing or for other reasons. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any of our product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before approving any of our product candidates.

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
•
clinical trials of our product candidates may produce negative or inconclusive results, such as with the recent Phase 3 REACH trial, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•
we may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, or, if we seek accelerated approval, biomarker efficacy endpoints that applicable regulatory authorities would consider likely to predict clinical benefit;
•
preclinical testing may produce results based on which we may decide, or regulators may require us, to conduct additional preclinical studies before we proceed with certain clinical trials, limit the scope of our clinical trials, halt ongoing clinical trial(s) or abandon product development programs;
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
•
unforeseen global instability, including political instability, such as the Russian invasion of Ukraine or ongoing hostilities in Israel, Lebanon and the Gaza Strip, or instability from an outbreak of pandemic or contagious disease in or around the countries in which we conduct our clinical trials, could delay the commencement or rate of completion of our clinical trials; and
•
regulators may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy, or REMS.

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive, such as our recent topline data from the Phase 3 REACH trial, or are only modestly positive or if there are safety concerns, we may:

•
suspend further development (such as with losmapimod for FSHD);
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
•
the requirements of the trial protocols, including invasive procedures;
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
•
the conduct of clinical trials by competitors for product candidates that treat the same indications as our current or future product candidates;
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

If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of our product candidate.

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

Because we have limited financial and managerial resources, we are focusing our research and development efforts on rare neuromuscular, muscular, hematologic and central nervous system disorders. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. For example, we recently suspended further development of losmapimod after devoting significant time, effort and capital on the program but it did not meet its primary endpoint in the Phase 3 REACH trial. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

We are conducting a clinical trial of pociredir in patients with SCD in Africa, and the FDA may not accept data from trials conducted in such locations.

We are currently conducting a Phase 1b clinical trial of pociredir in patients with SCD in Africa. We may also conduct additional clinical trials of other product candidates outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations, including good clinical practices, and FDA’s ability to validate the data. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

Our assessment of the potential market opportunity for our product candidates is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, one of which we commissioned. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications and third-party research, surveys and studies, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for our product candidate may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

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

In the future, we may build a focused, specialty sales and marketing infrastructure to market one or more of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Further, the pricing and reimbursement of our product candidates, if approved, is uncertain, but must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any approved products will be adversely affected.

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

Our reliance on third parties increases the risk that we will not have sufficient quantities of our product candidate or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Our future profitability will depend, in part, on our ability to commercialize our product candidates in markets outside of the United States and the European Union. If we commercialize our product candidates in foreign markets, we will be subject to additional risks and uncertainties, including:

•
economic weakness, including inflation, or political instability in particular economies and markets, which could include localized disputes that have a broader regional or global impact (such as the Russian invasion of Ukraine or recent hostilities in Israel, Lebanon, and the Gaza Strip);
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

We have a collaboration and license agreement with MyoKardia (for certain genetically defined cardiomyopathies). We may in the future enter into additional development, distribution or marketing arrangements with third parties with respect to our other existing or future product candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. These third party arrangements generally do not provide us with the ability to control the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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
•
collaborators may not pursue development of any of our product candidates or may elect not to continue or renew development programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
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

For some of our product candidates, we may decide to collaborate with pharmaceutical or biotechnology companies for the development and potential commercialization of those product candidates. For example, we entered into a collaboration and license agreement with Sanofi, granting Sanofi an exclusive license under certain intellectual property rights to commercialize losmapimod outside of the United States. In addition, in July 2020, we entered into a collaboration and license agreement with MyoKardia to identify and validate potential biological targets for the potential treatment of certain genetically defined cardiomyopathies. We face significant competition in seeking appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

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

Moreover, we or our licensors may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. For example, while we believe that the specific and generic claims contained in our issued and pending U.S. non-provisional and provisional applications provide protection for the pharmaceutical compositions and methods of use for pociredir, third parties may nevertheless challenge such claims. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights and our ability to prevent others from competing with us would be impaired.

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

In the United States, the patent term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to, among other factors, the length of time the drug is under regulatory review, but such patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one eligible patent may be extended. Similar provisions are available in Europe and certain other jurisdictions outside the United States. If and when our product candidate receives FDA approval, we expect to apply for patent term extensions where applicable, but there is no guarantee that the applicable governmental authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. We may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. If we are unable to obtain any patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the expiration of our patent rights, and our business, financial condition, results of operations and prospects could be materially harmed.

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

We are party to license and funding agreements, and we may enter into additional licensing and funding arrangements with third parties that impose or may impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing and funding agreements, we are obligated to pay royalties on net product sales of product candidates or related technologies to the extent they are covered by the agreements. If we fail to comply with such obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements or require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations and prospects. We also have licenses and agreements to certain technologies that we use in our discovery efforts, all of which are non-exclusive. While we still face all of the risks described herein with respect to those agreements, we cannot prevent third parties from also accessing those technologies. In addition, our licenses may place restrictions on our future business opportunities.

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
•
we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our product candidate;
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

The FDA granted fast track designation to losmapimod for the treatment of FSHD and to pociredir for the treatment of SCD, and we may seek fast track designation for some of our other product candidates as well as breakthrough therapy designation. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure stockholders that the FDA would decide to grant it. Even with fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent any product candidates from being marketed abroad.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidate and affect the prices we may obtain for any products that are approved in the United States or foreign jurisdictions.

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

The Inflation Reduction Act of 2022, among other things, allows for Centers for Medicare & Medicaid Services to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with select high-cost drugs in 2026. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the price negotiated under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part B and Part D whose price increases exceed inflation. Further, the legislation caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.

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

We have had recent executive transitions, including of our chief executive officer, chief financial officer, president of research and development, chief scientific officer, and chief medical officer. We cannot predict the likelihood, timing or effect of future transitions among our executive leadership. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Even if we are successful in our efforts to replace our executive leadership, we cannot guarantee that we will not face similar turnover in the future. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. In August 2022 and September 2024, we announced a workforce reduction in our research and development function, which may make us a less attractive employer to future candidates. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of November 6, 2024, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 67.5% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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
•
our success in commercializing our products, if and when approved;
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

4.1	Form of Pre-Funded Warrant.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

FULCRUM THERAPEUTICS, INC.

Date: November 13, 2024	By:	/s/ Alex C. Sapir
Alex C. Sapir
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Alan Musso
Alan Musso
Chief Financial Officer (Principal Financial Officer)