Form 10-K
period 2024-12-31
Fulcrum Therapeutics, Inc.
filed 2025-02-25
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 28, 2024, was approximately $308,714,932.

The number of shares of registrant’s common stock outstanding as of February 18, 2025 was 53,979,306.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2024 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
the impact of our organizational streamlining and realignment of resources, including anticipated savings, as well as our cash runway;
•
the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for pociredir and any other product candidates;
•
our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and marketable securities;
•
the initiation, timing, progress and results of our current and future preclinical studies and clinical trials (including planned investigational new drug, or IND, application filings) and our research and development programs, including novel therapeutic agents for the potential treatment of inherited aplastic anemias, such as Diamond-Blackfan anemia, or DBA, Shwachman-Diamond syndrome, and Fanconi anemia, and other discovery programs;
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
•
our ability to identify, in-license, acquire or develop additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•
our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•
the impact of government laws and regulations, including uncertainty resulting from recent change in administration and shift in government policy and evolving regulatory environment;
•
our competitive position;
•
developments relating to our competitors and our industry;
•
our ability to maintain and establish collaborations, license agreements or obtain additional funding; and
•
the impact of global pandemics or other geopolitical events on our business and operations, including our clinical trials and development plans, as well as our future financial results.

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $9.7 million for the year ended December 31, 2024 and $97.3 million for the year ended December 31, 2023. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of December 31, 2024, we had an accumulated deficit of $519.4 million.
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

ii

•
We may not be successful in our efforts to use our discovery approach to build a pipeline of product candidates, or to in-license or acquire additional product candidates.
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
•
Our business was negatively impacted by the COVID-19 pandemic and may in the future be impacted by any future pandemics, as well as other geopolitical events that can impact our clinical trials or the supply chain, such as the Russian invasion of Ukraine or hostilities in Israel, Lebanon, and the Gaza Strip, or changes in U.S. economic policy announced by the current administration. These events may adversely impact the U.S. economy and/or economies worldwide, which could result in adverse effects on our business and operations.

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing small molecules to improve the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our clinical-stage product candidate, pociredir, is being developed for the potential treatment of sickle cell disease, or SCD.

In January 2023, we announced interim data from our Phase 1b clinical trial of pociredir in SCD. We completed enrollment in the 6 mg and 2 mg dose cohorts, and do not plan to enroll additional subjects in these cohorts. Although we commenced enrollment in the 12 mg dose cohort, in February 2023 the FDA placed a full clinical hold on the IND application for pociredir for SCD, which was lifted in August 2023. Following the clinical hold, we amended the protocol to revise the inclusion and exclusion criteria for the Phase 1b clinical trial to target subjects with higher disease severity. We reinitiated the Phase 1b clinical trial at the 12 mg once daily dose level in the fourth quarter of 2023, with that cohort expected to enroll approximately 10 subjects, to be followed by an additional cohort of approximately 10 subjects at the 20 mg once daily dose level. Subjects are evaluated over a 12-week treatment period. We have enrolled 10 patients in the 12 mg dose cohort, and we expect to provide clinical data from the 12 mg dose cohort in mid-2025 and from the 20 mg dose cohort by the end of 2025.

In September 2024, we announced topline results from our Phase 3 REACH clinical trial of losmapimod in facioscapulohumeral muscular dystrophy, or FSHD. The Phase 3 REACH trial did not achieve its primary endpoint of change from baseline in relative surface area with losmapimod compared to placebo. In addition, secondary endpoints did not achieve nominal statistical significance. The safety and tolerability profile of losmapimod was consistent with previously reported studies. Based on the results of the REACH trial, we have suspended future development of losmapimod. We plan to present the results from the Phase 3 REACH trial on March 19, 2025 at the 2025 MDA Conference being held in Dallas, Texas.

In September 2024, we also announced a strategic plan to reprioritize research and development activities and are now focused on advancing pociredir for the treatment of SCD, novel therapeutic agents for the potential treatment of inherited aplastic anemias, such as DBA, Shwachman-Diamond syndrome, and Fanconi anemia, and our other discovery programs. The plan reduced our workforce from 80 to 51 full-time employees, including a reduction of positions across both research and development and general and administrative functions. We estimate that this restructuring will result in annual operating expense savings of approximately $10.0 million beginning in the first quarter of 2025.

In addition to our product candidates, we developed a discovery approach that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat known root causes of genetically defined rare diseases. Our discovery approach led to the identification of pociredir for SCD, as well as other drug candidates.

Our Pipeline

Using our discovery approach, we have generated a pipeline of potentially disease-modifying therapies that address the known root causes of rare genetic diseases. The following chart summarizes key information about our pipeline of clinical stage and pre-clinical programs.

Our Strategy

Through our focus on the development of small molecules, including our product candidate for the treatment of SCD, our aim is to address unmet need in patients with genetically defined rare diseases that are debilitating and, in the case of SCD, life-threatening. The key components of our strategy include:

•
Rapidly develop pociredir for the treatment of SCD. We aim to rapidly complete the clinical development of pociredir for the treatment of SCD to support regulatory approval. We expect to provide clinical data from the 12 mg dose cohort in mid-2025 and from the 20 mg dose cohort by the end of 2025, with each cohort expected to enroll approximately 10 patients.
•
Continue to apply our discovery efforts including pursuing in-licensing or acquisition opportunities to grow our portfolio of product candidates for the treatment of genetically defined rare diseases. We have developed a discovery approach that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat known root causes of genetically defined rare diseases, with a primary focus on hematology diseases. We also seek to explore opportunities to acquire or in-license complementary technologies or therapies, such as our exclusive global license agreement with CAMP4 Therapeutics Corp., or CAMP4.
•
Maximize the commercial potential of our product candidates. We have retained all rights to our lead product candidate, and we plan to commercialize any approved product for such rare genetically defined diseases using a targeted sales infrastructure. We may in the future pursue commercialization partnerships for certain product candidates and/or markets outside the United States.

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

SCD Biology

SCD is caused by a mutation in the HBB gene. This gene encodes a protein that is a key component of hemoglobin, a protein complex whose function is to transport oxygen in the body. Hemoglobin in adults is a complex of four proteins, two hemoglobin ß-subunits and two hemoglobin α-subunits. In people with SCD, hemoglobin is composed of two mutant ß-subunits and two α-subunits and the result is the formation of sickle hemoglobin, or HbS. The result of the mutation is less efficient oxygen transport and the formation of RBCs that have a sickle shape. These sickle shaped cells are much less flexible than healthy cells and can block blood vessels (vaso-occlusion) or rupture (lysis), leading to pain, anemia, irreversible organ damage or even death.

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

A small subset of individuals with the sickle cell mutation continue to produce high levels of HbF due to inheritance of additional genetic mutations, which is called Hereditary Persistence of HbF, or HPFH. Individuals with elevated HbF exhibit minimal clinical manifestations of SCD. A recent analysis demonstrated that each 1% increase in HbF levels is associated with a 4%-8% annualized reduction in vaso-occlusive crises, or VOCs. Additionally, HbF levels in the mid-to-high twenties have been shown to result in a near abolition of VOCs.

Our Approach to Address the Root Cause of SCD

Our strategy to address the root cause of SCD was to identify a drug mechanism that induces expression of HbF. We believe that pociredir may address the root cause of SCD through this mechanism of action.

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

We selected a component of this protein complex, EED, for drug discovery activities following an assessment of its tractability as a drug target. The normal physiological role of EED is to facilitate a post-translational protein modification, and the goal of our medicinal chemistry program was to optimize inhibitors of EED. We developed in vitro and in vivo target engagement assays, as well as enabled X-ray crystallography, to discover and develop pociredir, a novel small molecule inhibitor of the EED subunit of PRC2.

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

In August 2023, the FDA lifted the full clinical hold on the IND for pociredir for the potential treatment of SCD. The Phase 1b clinical trial has been re-initiated at the 12 mg once daily dose level, with that cohort expected to enroll approximately 10 patients, followed by an additional cohort of approximately 10 patients at the 20 mg once daily dose level. Patients are evaluated over a 12-week treatment period. The protocol was amended to revise the inclusion and exclusion criteria to target patients with higher disease severity. Key inclusion criteria includes patients with certain frequencies of vaso-occlusive crises and/or other specified measures of severity, previous experience with hydroxyurea, and previous experience with a stable dose of voxelotor, crizanlizumab, or L-glutamine or lack of access to these advanced therapies. Key exclusion criteria excludes subjects currently on or having received hydroxyurea within 60 days prior to initiating pociredir.

Clinical Trial: Phase 1b

In January 2023, we announced Phase 1b data from subjects in the 6 mg dose cohort, as well as completion of enrollment in the 6 mg and 2 mg dose cohorts and commencement of enrollment in the 12 mg dose cohort. Until being placed on clinical hold in February 2023, the Phase 1b trial was evaluating subjects both on and off background hydroxyurea therapy.

Phase 1b data from subjects in the 6 mg dose cohort (n=10) showed up to 9.5% absolute HbF increases from baseline. These data suggested no difference in response in subjects on (n=3) and off (n=7) background hydroxyurea. We also observed improved biomarkers of hemolysis in evaluable subjects dosed at 6 mg. The figures below illustrate percentage HbF increase by high-performance liquid chromatography, or HPLC and absolute percentage HbF change from baseline for evaluable subjects (n=7) in the 6 mg dose cohort. Subjects with asterisks were on background hydroxyurea.

We have completed enrollment and dosing in the 6 mg and 2 mg dose cohorts. Data from subjects in the 2 mg dose cohort (n=2), showed up to 4.6% absolute HbF increases from baseline.

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

Increases in HbF have been shown to reduce the frequency or severity of a broad range of SCD symptoms, including VOC, anemia, pain, infection, stroke and others. Based on a large body of genetic, clinical, and observational evidence showing the effects of higher levels of HbF in people with SCD, for a given patient, even small increases in total HbF are associated with clinical benefit, with levels in the upper 20% to lower 30%-range being associated with significant reductions in the manifestations of SCD. We believe the initial data showing that pociredir increases HbF levels by up to ~10.0% from baseline after as few as six weeks of therapy support its potential to become a transformative therapy for people living with SCD.

Pociredir was generally well-tolerated through the end of 2023. There have been 23 treatment emergent adverse events, or TEAEs, reported as of the data cutoff date, eight of which were reported as possibly related to study drug (headache, lip numbness, diarrhea, fatigue, somnolence, nausea or tinnitus), none of which were severe and were deemed non-serious. There have been no discontinuations due to TEAEs as of the data cutoff date. Four of the 23 TEAEs were characterized as VOCs, and were deemed unrelated to pociredir; one of these was reported as a serious adverse event, or SAE, with acute chest syndrome in a subject who was non-adherent to study drug administration.

Clinical Trial: Phase 1 Healthy Volunteers

In the fourth quarter of 2020, we initiated a Phase 1 clinical trial of pociredir in healthy adult volunteers. The Phase 1 randomized, double-blind, placebo-controlled trial was designed to evaluate the safety, tolerability, and pharmacokinetics, or PK, of ascending doses of pociredir. In the single ascending dose, or SAD, cohorts, healthy volunteers received one dose of either placebo or 2, 4, 10, 20, 30, 40 or 60 mg of pociredir. In the multiple ascending dose, or MAD, cohorts, healthy volunteers received a once-daily dose of placebo or 2, 6, 10, 20 or 30 mg of pociredir for 14 consecutive days. Each MAD cohort had six subjects on drug and two on placebo. Food effect was also studied in a separate 20 mg dose cohort. Exploratory measures were included in the MAD cohorts to assess target engagement, changes in human hemoglobin messenger RNA, or HBG mRNA, and HbF-containing reticulocytes, or F-reticulocytes.

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

%HbF (HPLC)
2.0
1.5
1.0
0.5
0.0
****
**
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

Discovery Programs

We have utilized our expertise to discover the target that we are pursuing with a small molecule for SCD. We are leveraging our discovery approach to discover drug targets for other rare, genetically defined diseases. We continue to advance our program for the potential treatment of inherited aplastic anemias, such as Diamond-Blackfan anemia (DBA), Shwachman-Diamond syndrome, and Fanconi anemia, and we plan to submit an IND for DBA during the fourth quarter of 2025.

License Agreements and Collaborations

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

License Agreement with CAMP4

In July 2023, we entered into a license agreement with CAMP4 pursuant to which we received a worldwide exclusive license (including the right to sublicense) from CAMP4 to rights under its DBA program, which includes certain small molecule compounds, composition of matter and method of use patent rights, and know-how for us to research, develop, manufacture, use, commercialize or otherwise exploit therapeutic products in any indication, including the grant of a sublicense under certain intellectual property rights that CAMP4 has licensed under an agreement with Children’s Medical Center Corporation, or CMCC.

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

Losmapimod Agreements

In May 2024, we entered into a collaboration and license agreement Sanofi pursuant to which we granted Sanofi an exclusive license under certain intellectual property rights to commercialize losmapimod for the treatment of FSHD outside of the United States. On December 18, 2024, we received written notice of Sanofi’s election to terminate for convenience the collaboration and license agreement. In accordance with the agreement, the termination will become effective on April 17, 2025, which is 120 days following the date of receipt of the notice by us.

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

See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of license agreements with Sanofi and GSK.

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

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions vis-a-vis these programs. As of February 18, 2025, we owned or in-licensed eight U.S. patents, nine U.S. pending non-provisional patent applications and related pending foreign patent applications, and one pending U.S. provisional patent application.

The intellectual property portfolio for our most advanced programs as of February 18, 2025, is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

Pociredir

Currently, our patent portfolio related to pociredir includes three issued U.S. patents directed to composition of matter that is expected to expire in 2040, one U.S. non-provisional application and related granted patents and pending patent applications in Canada and Mexico, Europe, Africa, Australia and New Zealand, South America, and Asia that, if issued, are expected to expire between 2039 and 2040. We also own three U.S. non-provisional applications and related patent applications pending in Europe directed to solid forms and methods of using pociredir and one pending U.S. non-provisional application directed to pociredir methods of use and formulations, that, if resulting in issued patents, would be expected to expire between 2042 and 2043.

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

We expect to continue to rely on third parties for the manufacture of pociredir for any future clinical trials and for the manufacture of any future product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Our lead product candidate is a small molecule and can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

SCD

Several approved drug treatments for SCD focus primarily on the management and reduction of painful vaso-occlusive crises, and improvement of hemolytic anemia. The five drug treatments approved in the United States are hydroxyurea, crizanlizumab, L-glutamine, lovo-cel, and exa-cel. Hydroxyurea is approved for the treatment of SCD to reduce the frequency of painful crises and to reduce the need for blood transfusions. Hydroxyurea is available in both generic and brand name formulations including DROXIA manufactured by Bristol-Myers Squibb, and SIKLOS manufactured by Addmedica. Crizanlizumab, a fully-human monoclonal antibody p-selectin inhibitor marketed by Novartis as ADAKVEO, is approved for the reduction in the frequency of VOCs. L-glutamine, brand name ENDARI, marketed by Emmaus Life Sciences, Inc., is approved to reduce acute complications of the disorder.

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

Additionally, voxelotor, brand name OXBRYTA, a hemoglobin polymerization inhibitor that was approved under accelerated approval, was voluntarily withdrawn by Pfizer Inc. from worldwide markets in September 2024.

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

Pociredir could face competition from a number of different therapeutic approaches in development for people with SCD. Novo Nordisk A/S, or Novo, is evaluating NDec (decitabine-tetrahydrouridine), a combination of two small molecules designed to increase production of HbF, in a Phase 2 clinical trial. Novartis is evaluating ITU-512, a small molecule designed to increase production of HbF, in a Phase 1/2 clinical trial comprised of a Phase 1 trial in healthy volunteers and a Phase 2 trial in subjects with SCD. Bristol-Myers Squibb is evaluating BMS-986470, a small molecule designed to increase production of HbF, in a Phase 1/2a clinical trial in healthy volunteers and subjects with SCD. GSK is evaluating GSK4172239D, a small molecule designed to increase production of HbF, in a Phase 1 clinical trial in subjects with SCD. Novo is also evaluating etavopivat, a pyruvate kinase activator, or PK activator, in a Phase 2/3 clinical trial. Agios Pharmaceuticals, Inc., or Agios, is evaluating mitapivat, a PK activator, in a Phase 2/3 clinical trial in subjects with SCD. Agios also anticipates initiating a Phase 2 clinical trial in mid-2025 to evaluate tebapivat, a PK activator, in subjects with SCD. Pfizer, Inc. is evaluating osivelotor, an HbS polymerization inhibitor, in a Phase 2/3 clinical trial and inclacumab, a P-selectin inhibitor that is being evaluated in a Phase 3 clinical trial. Beam Therapeutics is evaluating BEAM-101, an autologous base edited CD34+ HSPC designed to increase production of HbF, in a Phase 1/2 clinical trial in subjects with severe SCD.

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

Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information are present in the European Union and other countries, as well.

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

There is no obligation for a sponsor to make its drug products available for expanded access; however, a sponsor must make its expanded access policy publicly available upon the earlier of initiation of a Phase 2 or Phase 3 clinical trial; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new drug product for marketing and sale in the United States for one or more indications. Every new non-biologic drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. BLAs are submitted for approval of biologic products. Under federal law, the submission of most NDAs is subject to an application user fee. The sponsor of an approved NDA is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.

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

State laws also govern the privacy and security of personal information, including health information. Many state laws differ from each other in various ways, thus complicating compliance efforts. For example, the California Consumer Protection Act, or CCPA, establishes data privacy rights for individuals located in California and imposes certain requirements on how businesses can collect and use personal information about such individuals. The California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information, and establishes a state agency vested with the authority to enforce the CCPA. The CCPA catalyzed the enactment of similar, comprehensive privacy and data protection legislation in several other U.S. states, which became effective over the past couple of years, including in Virginia, Colorado, Utah, Connecticut, Montana, Oregon, Texas, Delaware, Iowa, New Hampshire, Nebraska and New Jersey. Other U.S. states have either passed or have proposed similar privacy and data protection legislation. Washington state’s My Health My Data Act, which entered into force on March 31, 2024, expands the definition of consumer health data, affords consumers with privacy rights and creates a private right of action, which could generate litigation. Although many of the existing state privacy laws exempt clinical trial information and health information governed by HIPAA, future privacy and data protection laws may be broader in scope and apply to our business. Further, data privacy and security laws and regulations in foreign jurisdictions, such as the EU’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s implementation of the same, may impose additional obligations on the collection, use and other processing of personal information, which may be more stringent or different than those in the United States.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the December 2024 executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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
•
established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D (later replaced effective January 1, 2025 with the Medicare Part D Manufacturer Discount Program); and
•
a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. Subsequent legislation extended the 2% which remains in effect through 2031. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Other legislative changes since the ACA was enacted include the American Rescue Plan Act of 2021, effective January 1, 2024, under which Medicaid statutory rebates are no longer capped at 100% of AMP (average manufacturer price).

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

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Numerous executive orders designed to reduce prescription drug costs have been issued and may be issued in the future. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the sitting presidential administration may reverse or otherwise change these measures, it is expected that the presidential administration and Congress will continue to seek new measures to control drug costs.

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

Clinical Trial Approval

In April 2014, the EU adopted the Clinical Trials Regulation, (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all EU Member States meaning no national implementing legislation in each EU Member State is required. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial is required to submit a single application for approval of a clinical trial to a reporting EU Member State through the EU portal known as the Clinical Trials Information System, or CTIS. The submission procedure is the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State.

PRIME Designation in the EU

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The Priority Medicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation where the marketing authorization application, or MAA, will be made through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Medicinal Products for Human Use, or CHMP, or Committee for Advanced Therapies, are appointed early in the PRIME scheme; facilitating increased understanding of the product at the EMA’s committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

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

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EU, and in the additional Member States of the European Economic Area: Iceland, Liechtenstein and Norway. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines), and products with a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

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

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State for a nationally authorized product. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period, unless the European Commission or the national competent authority decides, on justified grounds relating to pharmacovigilance, to require one additional five-year renewal period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in the case of the centralized procedure) or on the market of the authorizing EU Member State for a nationally authorized product within three years after authorization ceases to be valid (the so-called sunset clause).

Paediatric Studies and Exclusivity

Prior to obtaining a marketing authorization in the EU, applicants must demonstrate compliance with all measures included in an EMA-approved pediatric investigation plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate or SPC, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires. The incentive in the case of orphan medicinal products is that a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

Regulatory Requirements After a Marketing Authorization has been Obtained

If an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

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

All of the aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Pricing Decisions for Approved Products

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost- effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, EU Member States have the option to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom formally left the EU on January 31, 2020, and the EU and the United Kingdom have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, the United Kingdom has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended). Except in respect of the EU Clinical Trials Regulation, the regulatory regime in the UK therefore currently largely aligns with EU regulations, however it is possible that these regimes will diverge more significantly in future now that the UK’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition procedure that was put in place by the Medicines and Healthcare products Regulatory Agency, or MHRA, on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK marketing authorization.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU.

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

As of February 18, 2025, we had 45 full-time employees, including a total of 13 employees with M.D. or Ph.D. degrees. Of these full-time employees, 30 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We strongly believe in a workplace where all our employees can thrive in an inclusive environment free from discrimination, harassment, bias and prejudice. We aim to treat all individuals with respect and dignity and to provide all our employees with equal opportunity and fair treatment based on merit.

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

Since inception, we have incurred significant operating losses. Our net loss was $9.7 million for the year ended December 31, 2024 and $97.3 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $519.4 million. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

As of December 31, 2024, we had cash, cash equivalents, and marketable securities of approximately $241.0 million. We believe that our cash, cash equivalents, and marketable securities as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into at least 2027. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. For example, we invested significant time and effort into developing losmapimod for FSHD but did not demonstrate a statistically significant difference between losmapimod and placebo on the primary endpoint in the Phase 3 REACH trial, for which we announced topline data in September 2024 and thereafter discontinued development. In addition, our product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will not be derived unless and until we can achieve sales of products, which we do not anticipate for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may become even more difficult to obtain due to rising interest rates and the recent downturn in the U.S. capital markets and the biotechnology sector in general. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or discovery stage programs or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to bring our product candidates to market. We may also choose to further realign our operations to achieve additional operational efficiencies beyond the recent strategic realignment effected in September 2024.

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

In addition, as our business evolves, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as our announcement in September 2024 that our Phase 3 REACH trial evaluating losmapimod for FSHD did not achieve its primary endpoint of change from baseline in relative surface area compared to placebo, and subsequent implementation of a plan to reprioritize research and development activities to focus on our other programs and reduction in workforce. If we are successful in moving our current pipeline programs through the clinic, we will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

As of December 31, 2024, we had federal net operating loss carryforwards of $5.0 million, which may be available to offset future taxable income and do not expire, but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2024, we had state net operating loss carryforwards of $6.2 million, which begin to expire in 2044. As of December 31, 2024, we also had federal orphan drug credits of $2.2 million, which begin to expire in 2044. As of December 31, 2024, we also had federal and state research and development tax credit carryforwards of $2.5 million and $0.2 million, respectively, which begin to expire in 2039. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In general, under Section 382 of the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income. We conducted an analysis under Section 382 of the Code to determine if historical changes in ownership would limit or otherwise restrict our ability to utilize our pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income, and we determined that all net operating loss carryforwards and credits generated before September 12, 2024 are limited. As a result, the carryfowards before the ownership change date of September 12, 2024 are not available for utilization and have been written off. The carryfowards as of December 31, 2024 were generated after the ownership change on September 12, 2024. If we experience a change of control, as defined by Section 382, subsequent to December 31, 2024, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382.

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
•
expanding and maintaining a workforce of experienced scientists and others to continue development efforts;
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
•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate (for example, we initially experienced difficulty enrolling patients who met the updated inclusion and exclusion criteria for our trial of pociredir in SCD) or participants may drop out of these clinical trials at a higher rate than we anticipate;
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
•
unforeseen global instability, including political instability, such as the Russian invasion of Ukraine or hostilities in Israel, Lebanon and the Gaza Strip, changes in U.S. economic policy that adversely impact the U.S. economy and/or economies worldwide, or instability from an outbreak of pandemic or contagious disease in or around the countries in which we conduct our clinical trials (such as closure of clinical trial sites, like we experienced in our ReDUX4 clinical trial due to COVID-19), could delay the commencement or rate of completion of our clinical trials; and
•
regulators may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy, or REMS.

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

If we are unable to establish our own sales, marketing and distribution capabilities and we enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. Further, there can be no guarantee that we will be able to successfully enter into arrangements with third parties to perform sales, marketing or distribution services. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

For example, we are aware of several product candidates in clinical development that could be competitive with product candidates that we may successfully develop and commercialize. See Item 1 “Business — Competition” for more information.

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

In addition, legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security. The potential downstream adverse impacts on entities having commercial relationships with any impacted biotechnology providers are unknown but may include supply chain disruptions or delays. Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. See Item 1 “Business — Government Regulation and Product Approval — Pharmaceutical Insurance Coverage and Health Care Reform.”

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
•
other trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or foreign governments (such as the recent announced tariffs by the current U.S. administration);
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

For some of our product candidates, we may decide to collaborate with pharmaceutical or biotechnology companies for the development and potential commercialization of those product candidates. For example, we entered into a collaboration and license agreement with Sanofi, granting Sanofi an exclusive license under certain intellectual property rights to commercialize losmapimod outside of the United States (which Sanofi has terminated for convenience in light of the REACH trial results). In addition, in July 2020, we entered into a collaboration and license agreement with MyoKardia to identify and validate potential biological targets for the potential treatment of certain genetically defined cardiomyopathies. We face significant competition in seeking appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

We may also be restricted under existing or future license agreements from entering into agreements on certain terms with potential collaborators. Under our collaboration with MyoKardia, we are restricted from researching, developing, manufacturing, commercializing, using, or otherwise exploiting any compound or product (a) that is a compound or product under the agreement that is directed against certain targets identified by us in the performance of the research activities for the treatment, prophylaxis, or diagnosis of any indication or (b) for the treatment of any genetically defined cardiomyopathies shown to be related to certain specified genes of interest that are modulated by the targets chosen by MyoKardia under our collaboration, in each case, while we are performing the research activities pursuant to the research plan and for a specified period thereafter. Further, our agreement with Sanofi included certain restrictions on our ability to research, develop, manufacture, commercialize, use, or otherwise exploit any compound or product that binds or otherwise modulates p38a/b MAPK anywhere in the world, except losmapimod in the United States.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not published at all. Therefore, neither we nor our licensors can know with certainty whether either we or our licensors were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and in-licensed patent rights are highly uncertain. Moreover, our owned and in-licensed pending and future patent applications may not result in patents being issued which protect our technology and product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, could affect the value or narrow the scope of our patent rights. For information relating to our patent portfolio, see Item 1 “Business—Intellectual Property”.

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

There are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, an ANDA applicant would not have to provide notice to us with respect to that patent. See Item 1 “Business—Intellectual Property” for additional information regarding patent laws and patent protection.

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

Disruptions at the FDA, the SEC and other government agencies caused by the change in presidential administration, funding shortages or potential funding shortages could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business and our timelines.

The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the Presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on March 14, 2025.

Disruptions at the FDA and other agencies may slow the time necessary for review and approval, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, which could have a material adverse effect on our business and our timelines.

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

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because competing drugs containing a different active ingredient can be approved for the same condition. In addition, the FDA or the EMA can subsequently approve the same drug for the same condition if the FDA or the EMA concludes that the later drug is clinically superior to the first drug to obtain orphan drug exclusivity because it is shown to be safer, more effective or makes a major contribution to patient care. Moreover, if we pursue and obtain approval for the same product for another indication for which we are not entitled to or do not have orphan drug exclusivity, our period of orphan exclusivity will not prevent third parties from obtaining approval for a competing drug containing the same active ingredient for use in this other, non-orphan indication. If that were to occur, the protection we derive from orphan exclusivity may be adversely affected.

Designation by the FDA, such as fast track or breakthrough therapy, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

The FDA granted fast track designation to pociredir for the treatment of SCD, and we may seek fast track designation for some of our other product candidates as well as breakthrough therapy designation. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure stockholders that the FDA would decide to grant it. Even with fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Moreover, as a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA may require that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA generally requires pre-approval of promotional materials for products under consideration for accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway for a product candidate, we may not experience a faster development or regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will ultimately be converted to a traditional approval.

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

If we obtain regulatory approval and commercialize any products, healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. See Item 1 “Business—Government Regulation and Product Approvals—Health Care Law and Regulation.”

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

Similar data protection laws are either in place or under way in the United States. There are a broad variety of privacy and data security laws and regulations that may be applicable to our activities governing the collection, use, disclosure, and protection of health-related and other personal information (including, state data breach notification laws, health information and/or genetic privacy laws and federal and state consumer protection laws including Section 5 of the FTC Act, HIPAA, and the California Consumer Privacy Act, or CCPA). For example, the CCPA as amended by the California Privacy Rights Act, has created certain requirements for data use, sharing and transparency, and provides California residents certain rights concerning their personal information, such as access, correction, deletion and opt out of selling or sharing such data. More than a dozen other states have implemented privacy legislation similar to the CCPA or are preparing to implement their own regulatory frameworks. For example, Washington state’s My Health My Data Act, which took effect in March 2024, expands the definition of consumer health data, affords consumers with privacy rights and creates a private right of action, which could generate litigation. A wide range of enforcement agencies at both the state and federal levels, such as the Federal Trade Commission and state Attorneys General have been increasingly aggressive in reviewing and enforcing privacy and data security-related consumer protection laws. Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. See Item 1 “Business –Government Regulation and Product Approvals” for more information.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed. See Item 1 “Business—Government Regulation and Product Approval—Pharmaceutical Insurance Coverage and Health Care Reform” for more information.

For example, the Inflation Reduction Act of 2022, among other things, allows for Centers for Medicare & Medicaid Services to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with select high-cost drugs in 2026. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the price negotiated under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part B and Part D whose price increases exceed inflation. Further, the legislation caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.

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

Our internal computer and information technology systems and infrastructure, or those of our collaborators or other contractors or consultants, may fail or suffer security compromises or breaches, which could result in a disruption of our product development programs.

Our internal computer and information technology systems and infrastructure and those of our CROs, collaborators, and other contractors or consultants upon which our business relies, are vulnerable to breakdown or damage or interruption or otherwise may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, system malfunction, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. Such systems and infrastructure are also vulnerable to service interruptions or to security compromises or breaches from inadvertent or intentional actions by our employees, CROs or other third-party vendors, contractors, consultants and/or business partners or other third parties, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include wrongful conduct by insider employees or vendors, hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud or cyber-attacks, including the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, phishing attacks and social engineering, business email compromise, and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. We, and our third party service providers, have experienced cyber incidents in the past, and we cannot guarantee that the measures we take to prevent, detect and respond to cyber-attacks will be effective to prevent or remediate future incidents. If our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks, compromise or the mishandling of data by our employees or contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems or those of our collaborators or other contractors or consultants change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.

While we have not experienced any material system failure, accident, cyber-attack or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security compromise or breach were to result in a loss of, damage to, unauthorized access, or misuse of our data, systems, infrastructure or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability (including in connection with or resulting from litigation or governmental investigations and enforcement actions), our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed and our business could be otherwise adversely affected. We cannot be sure that our cyber insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of any such disruption in, or failure or security incident, breach, or compromise of our system or third-party systems.

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

We expect to expand our development and regulatory capabilities and, if appropriate, potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As we continue to expand our pipeline, we expect that we will experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval.

As of February 18, 2025, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 71.3% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We are a “smaller reporting company,” and the scaled disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company,” or SRC. For so long as we remain an SRC, we are permitted and intend to rely on certain scaled disclosure requirements that are applicable to other public companies that are not SRCs. These scaled disclosure requirements include:

•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; and
•
reduced disclosure obligations regarding executive compensation.

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

As a public company we have incurred, and we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements, and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an SRC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we conduct a process each year to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We leverage the support of third-party information technology and security providers, including for periodic security testing and risk assessments, as part of our risk management process, designed to identify, assess, and manage cybersecurity risks. We conduct employee cybersecurity training and maintain an incident response and notification plan designed to assist us in identifying, responding to, and recovering from cybersecurity incidents. Further, we regularly evaluate and update our existing cybersecurity policies and procedures as appropriate to continue to align them to our risk profile.

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

Holders of Our Common Stock

As of February 18, 2025, there were approximately 11 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

In January 2023, we announced interim data from our Phase 1b clinical trial of pociredir in SCD. We completed enrollment in the 6 mg and 2 mg dose cohorts, and do not plan to enroll additional subjects in these cohorts. Although we commenced enrollment in the 12 mg dose cohort, in February 2023 the FDA placed a full clinical hold on the investigational new drug, or IND, application for pociredir for SCD, which was lifted in August 2023. Following the clinical hold, we amended the protocol to revise the inclusion and exclusion criteria for the Phase 1b clinical trial to target subjects with higher disease severity. We reinitiated the Phase 1b clinical trial at the 12 mg once daily dose level in the fourth quarter of 2023, with that cohort expected to enroll approximately 10 subjects, to be followed by an additional cohort of approximately 10 subjects at the 20 mg once daily dose level. Subjects are evaluated over a 12-week treatment period. We have enrolled 10 patients in the 12 mg dose cohort, and we expect to provide clinical data from the 12 mg dose cohort in mid-2025 and from the 20 mg dose cohort by the end of 2025.

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

In September 2024, we also announced a strategic plan to reprioritize research and development activities and are now focused on advancing pociredir for the treatment of SCD, novel therapeutic agents for the potential treatment of inherited aplastic anemias, such as DBA, Shwachman-Diamond syndrome, and Fanconi anemia, and our other discovery programs. The plan reduced our workforce from 80 to 51 full-time employees, including a reduction of positions across both research and development and general and administrative functions. We estimate that this restructuring will result in annual operating expense savings of approximately $10.0 million beginning in the first quarter of 2025.

In addition to our product candidates, we developed a discovery approach that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat known root causes of genetically defined rare diseases. Our discovery approach led to the identification of pociredir for SCD, as well as other drug candidates. We continue to advance our program for the potential treatment of inherited aplastic anemias, such as DBA, Shwachman-Diamond syndrome, and Fanconi anemia, and we plan to submit an IND for DBA during the fourth quarter of 2025.

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

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $9.7 million and $97.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $519.4 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities, as we:

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

As of December 31, 2024, we had $241.0 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into at least 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

During the year ended December 31, 2024, we recognized $80.0 million of revenue associated with the upfront license payment. During the year ended December 31, 2024, we recorded a $8.1 million reduction in research and development expenses in connection with global development activities for losmapimod. During the year ended December 31, 2024, we recognized no revenue associated with the Sanofi territory-specific manufacturing activities for losmapimod. As a result of the suspension of future development of losmapimod, and Sanofi’s recent notification of termination for convenience, we do not expect to recognize additional revenues under the Sanofi collaboration agreement.

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

For the year ended December 31, 2024 we recognized no collaboration revenue under the MyoKardia collaboration agreement. For the year ended December 31, 2023 we recognized $2.8 million of collaboration revenue under the MyoKardia collaboration agreement. As of December 31, 2024 and December 31, 2023, we have recorded no deferred revenue associated with the MyoKardia collaboration agreement. As of December 31, 2024, we had received $7.7 million of cost reimbursement payments and $2.5 million of milestone payments under the MyoKardia collaboration agreement. As of December 31, 2024, we recorded no unbilled accounts receivable related to reimbursable research and development costs under the MyoKardia collaboration agreement for activities performed during the three months ended December 31, 2024.

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

The following table summarizes our external research and development expenses by program for the years ended December 31, 2024 and 2023. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Payments to or reimbursements from Sanofi related to global development activities are accounted for as an increase to or reduction of losmapimod external expenses.

	Year Ended December 31,
(in thousands)	2024	2023
Losmapimod external expenses	$20,801	$29,069
Pociredir external expenses	8,577	7,442
Pre-development candidate expenses and unallocated expenses	14,008	14,536
Internal research and development expenses	20,000	20,754
Total research and development expenses	$63,386	$71,801

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
•
our ability to obtain and maintain intellectual property protection and regulatory exclusivity, both in the United States and internationally (including defending and enforcing our rights);
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

Restructuring Expenses

In September 2024, we announced a plan to reprioritize research and development activities to focus on advancing pociredir for the treatment of SCD, novel therapeutic agents for the treatment of inherited aplastic anemias, such as DBA, Shwachman-Diamond syndrome, and Fanconi anemia, and our other discovery programs. The plan reduced our workforce from 80 to 51 full-time employees, including a reduction of positions across both research and development and general and administrative functions.

Other Income, Net

Other income, net consists primarily of interest income related to our investments in cash equivalents and marketable securities.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following summarizes our results of operations for the years ended December 31, 2024 and 2023, along with the changes in those items in dollars:

	Year Ended December 31,		Change
(in thousands)	2024	2023	$
Collaboration revenue	$80,000	$2,805	$77,195
Operating expenses:
Research and development	63,386	71,801	(8,415)
General and administrative	36,448	41,668	(5,220)
Restructuring expense	2,063	—	2,063
Total operating expenses	101,897	113,469	(11,572)
Loss from operations	(21,897)	(110,664)	88,767
Other income, net	12,172	13,329	(1,157)
Net income (loss)	$(9,725)	$(97,335)	$87,610

Collaboration Revenue

Collaboration revenue increased by $77.2 million from $2.8 million for the year ended December 31, 2023 to $80.0 million for the year ended December 31, 2024. The increase was primarily attributable to the recognition of $80.0 million of revenue associated with the upfront license payment received during the year ended December 31, 2024 under the Sanofi collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
(in thousands)	2024	2023	$
External research and development	$36,327	$41,179	$(4,852)
Employee compensation	20,000	20,754	(754)
Laboratory supplies	1,528	3,501	(1,973)
Facility costs	4,483	4,834	(351)
Other	1,048	1,533	(485)
Total research and development expenses	$63,386	$71,801	$(8,415)

Research and development expense decreased by $8.4 million from $71.8 million for the year ended December 31, 2023 to $63.4 million for the year ended December 31, 2024. The decrease in research and development expense was primarily attributable to the following:

•
$4.9 million of decreased external research and development costs, primarily due to $8.1 million of reimbursement from the global development cost sharing under our collaboration with Sanofi for losmapimod, partially offset by increased development costs associated with the advancement of REACH, as we completed enrollment in September 2023, as well as increased costs associated with pociredir;
•
$2.0 million of decreased laboratory costs;
•
$0.8 million of decreased employee compensation costs due to decreased headcount, which reflects a partial offset of $0.9 million in increased stock-based compensation expense;
•
$0.4 million of decreased facilities costs; and
•
$0.5 million of decreased other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
(in thousands)	2024	2023	$
Employee compensation	$19,754	$24,809	$(5,055)
Professional services	11,999	11,023	976
Facility costs	1,483	2,516	(1,033)
Other	3,212	3,320	(108)
Total general and administrative expenses	$36,448	$41,668	$(5,220)

General and administrative expenses decreased by $5.3 million from $41.7 million for the year ended December 31, 2023 to $36.4 million for the year ended December 31, 2024. The decrease in general and administrative expenses was primarily attributable to the following:

•
$5.1 million of decreased employee compensation costs due to decreased headcount, including a $1.1 million decrease in stock-based compensation expense;
•
$1.0 million of decreased facility costs primarily as a result of the expiration of our lease agreement for office space at 125 Sidney Street; and
•
$0.1 million in decreased other costs;
•
partially offset by $1.0 million in increased professional services costs, primarily due to increased legal and commercial costs.

Other Income, Net

Other income, net decreased by $1.1 million from $13.3 million for the year ended December 31, 2023 to $12.2 million for the year ended December 31, 2024. The decrease in other income, net was primarily attributable to a decrease in our average cash, cash equivalents, and marketable securities balance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of December 31, 2024, we have funded our operations primarily with aggregate gross proceeds of $792.5 million from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $241.0 million.

In February 2024, we entered into a controlled equity offeringsm agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, as agents, with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time in our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $100.0 million through the agents. As of December 31, 2024, we have not issued or sold any shares of common stock under the at-the-market offering program.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(2,218)	$(90,965)
Net cash provided by (used in) investing activities	32,230	(36,692)
Net cash provided by financing activities	2,746	118,122
Net increase (decrease) in cash, cash equivalents, and restricted cash	$32,758	$(9,535)

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.2 million during the year ended December 31, 2024 compared to $91.0 million during the year ended December 31, 2023. The decrease in net cash used in operating activities of $88.8 million was primarily due to the receipt of the $80.0 million upfront license payment during the year ended December 31, 2024 under the Sanofi collaboration agreement.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $32.2 million during the year ended December 31, 2024 compared to net cash used in investing activities of $36.7 million during the year ended December 31, 2023. The increase in net cash provided by investing activities of $68.9 million was primarily due to net maturities of marketable securities during the year ended December 31, 2024, as compared to net purchases of marketable securities during the year ended December 31, 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.7 million during the year ended December 31, 2024 compared to $118.1 million during the year ended December 31, 2023. Net cash provided by financing activities during the year ended December 31, 2024 consisted of net proceeds of $2.7 million from the issuance of common stock under our benefit plans. Net cash provided by financing activities during the year ended December 31, 2023 primarily consisted of net proceeds of $117.3 million from the January 2023 public offering of our common stock.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into at least 2027. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Collaborative Arrangements

At contract inception, we analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and are exposed to significant risks and rewards dependent on the commercial success of such activities, and therefore within the scope of the Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or ASC 808. This assessment is performed on an ongoing basis throughout the collaboration based on changes in the responsibilities of the parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and are therefore within the scope of ASC 606, Revenue from Contracts with Customers, or ASC 606.

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

Revenue Recognition

We account for revenue recognition under ASC 606. We recognize revenue pursuant to ASC 606 when our customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities and our investments are in short-term marketable securities, such as corporate bonds and commercial paper. As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $241.0 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2024, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2024 and 2023.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

a)
None.
b)
Director and Officer Trading Plans and Arrangements.

On December 26, 2024, Alex C. Sapir, our President and Chief Executive Officer, adopted a trading plan for the potential sale of up to 360,000 shares of our common stock and for the potential exercise of vested stock options and the associated sale of up to 360,000 shares of our common stock. The trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and was expected to remain in effect until December 31, 2025. On January 16, 2025, Mr. Sapir modified such 10b5-1(c) plan, which extended the date from which sales may commence and the price at which sales may be made, as well as the expiration date, which is now May 15, 2026, as so amended.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fulcrum Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fulcrum Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research Contract Costs
Description of the Matter

As of December 31, 2024, the Company had recognized $3.6 million of Accrued external research and development expenses. Included within this amount were accrued costs for clinical and contract research organization activities. As discussed in Note 2 to the consolidated financial statements, the Company accrues external costs for clinical trial activities based upon estimates of the services received and related expenses incurred through the balance sheet date that have yet to be invoiced by research institutions and other vendors.

Auditing the Company’s accruals for clinical trials is challenging due to the fact that information necessary to estimate the accruals is accumulated from multiple sources. In addition, in certain circumstances, the determination of the nature and extent of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the progress of the studies or extent of services provided and there may be delays in invoicing from vendors.

How We Addressed the Matter in Our Audit

To evaluate the accrual for clinical expenses, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used by management to determine the estimate. We corroborated the progress of research and development activities associated with clinical trials through discussion with the Company’s research and development personnel that oversee the research and development activities. We inspected contracts, amendments and change orders with clinical research organizations, tested the completeness and accuracy of invoicing activity associated with the Company’s contractual obligations, and compared management’s data and assumptions to information received directly from third parties. In addition, we performed analytics over fluctuations in accruals and prepaids by vendor throughout the period subject to audit and compared subsequent invoices received from third parties to amounts accrued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

February 25, 2025

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$58,212	$25,563
Marketable securities	182,809	210,658
Unbilled accounts receivable	2,096	537
Prepaid expenses and other current assets	6,806	5,441
Total current assets	249,923	242,199
Property and equipment, net	3,900	5,216
Operating lease right-of-use assets	5,684	7,176
Restricted cash	1,201	1,092
Other assets	10	2,011
Total assets	$260,718	$257,694
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,164	$2,757
Accrued expenses and other current liabilities	7,694	8,726
Operating lease liability, current	2,186	2,192
Total current liabilities	11,044	13,675
Operating lease liability, excluding current portion	6,443	8,629
Other liabilities, excluding current portion	197	197
Total liabilities	17,684	22,501
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 53,968,303 and 61,915,367 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	54	62
Additional paid-in capital	762,248	744,940
Accumulated other comprehensive gain (loss)	130	(136)
Accumulated deficit	(519,398)	(509,673)
Total stockholders’ equity	243,034	235,193
Total liabilities and stockholders’ equity	$260,718	$257,694

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
Collaboration revenue	$80,000	$2,805
Operating expenses:
Research and development	63,386	71,801
General and administrative	36,448	41,668
Restructuring expenses	2,063	—
Total operating expenses	101,897	113,469
Loss from operations	(21,897)	(110,664)
Other income, net	12,172	13,329
Net loss	$(9,725)	$(97,335)
Net loss per share, basic and diluted	$(0.16)	$(1.59)
Weighted-average common shares outstanding, basic and diluted	61,984	61,310

Comprehensive loss:
Net loss	$(9,725)	$(97,335)
Other comprehensive gain:
Unrealized gain on marketable securities	266	661
Total other comprehensive gain	266	661
Comprehensive loss	$(9,459)	$(96,674)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2022	52,099,211	52	612,025	(797)	(412,338)	198,942
Issuance of common stock in connection with public offering, net of issuance costs	9,615,384	10	117,336	—	—	117,346
Issuance of common stock under employee benefit plans	182,628	—	777	—	—	777
Vesting of restricted stock awards	18,144	—	—	—	—	—
Stock-based compensation expense	—	—	14,802	—	—	14,802
Unrealized gain on marketable securities	—	—	—	661	—	661
Net loss	—	—	—	—	(97,335)	(97,335)
Balance at December 31, 2023	61,915,367	$62	$744,940	$(136)	$(509,673)	$235,193
Issuance of common stock under employee benefit plans	530,610	—	2,746	—	—	2,746
Vesting of restricted stock awards	22,326	—	—	—	—	—
Issuance of pre-funded warrants in exchange for common stock	(9,350,000)	(9)	9	—	—	—
Issuance of common stock pursuant to pre-funded warrant exercise	850,000	1	(1)	—	—	—
Stock-based compensation expense	—	—	14,554	—	—	14,554
Unrealized gain on marketable securities	—	—	—	266	—	266
Net loss	—	—	—	—	(9,725)	(9,725)
Balance at December 31, 2024	53,968,303	$54	$762,248	$130	$(519,398)	$243,034

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(9,725)	$(97,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,593	2,172
Stock-based compensation expense	14,554	14,802
Net accretion of discounts on marketable securities	(4,392)	(5,991)
Changes in operating assets and liabilities:
Unbilled accounts receivable	(1,559)	(308)
Prepaid expenses and other current assets	(1,365)	(1,072)
Operating lease assets and liabilities	(700)	(715)
Other assets	2,001	94
Accounts payable	(1,593)	(853)
Accrued expenses and other liabilities	(1,032)	(825)
Deferred revenue	—	(934)
Net cash used in operating activities	$(2,218)	$(90,965)
Investing activities
Purchases of marketable securities	(178,594)	(194,892)
Maturities of marketable securities	211,102	158,708
Purchases of property and equipment	(278)	(508)
Net cash provided by (used in) investing activities	32,230	(36,692)
Financing activities
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	—	117,345
Proceeds from issuance of common stock under benefit plans, net	2,746	777
Net cash provided by financing activities	2,746	118,122
Net increase (decrease) in cash, cash equivalents and restricted cash	32,758	(9,535)
Cash, cash equivalents, and restricted cash, beginning of period	26,655	36,190
Cash, cash equivalents, and restricted cash, end of period	$59,413	$26,655
Supplemental cash flow information
Cash paid for operating lease liabilities	$2,782	$3,333

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$58,212	$25,563
Restricted cash	1,201	1,092
Total cash, cash equivalents, and restricted cash	$59,413	$26,655

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

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of its capital stock and from upfront payments received from collaboration and license agreements. As of December 31, 2024, the Company had an accumulated deficit of $519.4 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amount of expenses during the reported periods. Estimates inherent in the preparation of these consolidated financial statements include, but are not limited to, estimates related to collaborative arrangements, revenue from contracts with customers, accrued expenses, stock-based compensation expense, and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ from those estimates or assumptions.

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

Marketable Securities

The Company classifies securities with a remaining maturity when purchased of greater than three months as marketable securities. As of December 31, 2024, the Company’s marketable securities consisted of investments in U.S. Treasury securities, government agency securities, and corporate bonds. Marketable securities are classified as current assets on the consolidated balance sheets if the marketable securities are available to be converted into cash to fund current operations.

Marketable debt securities classified as available-for-sale are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive loss, which is a component of stockholders’ equity, until such gains and losses are realized. Any premium arising at purchase is amortized to interest expense (a component of other income, net) over the period of the earliest call date, and any discount arising at purchase is accreted to interest income (a component of other income, net) over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income, net.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use or disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2024 and 2023.

Leases

The Company accounts for its leases in accordance with ASC 842, Leases. At the inception of a contract, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than twelve months are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable. The Company does not recognize leases with terms of twelve months or less on the balance sheet. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew the lease.

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

Revenue Recognition

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, the Company performs the following five steps:

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

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other companies. The Company records accruals for estimated ongoing research costs that have not yet been invoiced. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or trials or the extent of services provided during the reporting periods, including invoices received and contracted costs. Significant judgments and estimates made in determining the accrued balances at each reporting period include the estimates of the time period over which services will be performed and the level of effort to be expended in each period that have yet to be invoiced by the vendors. Actual results could differ from the Company’s estimates.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2024 and 2023, comprehensive loss consists of net loss and unrealized gains on investments.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and restricted cash. The Company’s cash, cash equivalents, and restricted cash are deposited in accounts at large financial institutions. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash, cash equivalents and restricted cash are held. The Company maintains its cash equivalents in money market funds that invest in U.S. Treasury securities, and U.S. Treasury securities. The Company’s marketable securities consist of U.S. Treasury securities, government agency securities, and corporate bonds, and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these funds.

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

Recent Accounting Pronouncements—Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance and requires companies to disclose all annual disclosures about segments in interim periods. The standard also requires companies with a single reportable segment to provide all disclosures required by Topic 280 – Segment Reporting. The new standard became effective for the Company on January 1, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 16, “Segment Information”, for further information regarding the adoption of this standard.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of December 31, 2024 and 2023 (in thousands):

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$45,722	$45,722	$—	$—
U.S. Treasury securities	12,490	—	12,490	—
Marketable securities:
U.S. Treasury securities	2,496	—	2,496	—
Government agency securities	11,282	—	11,282	—
Corporate bonds	169,031	—	169,031	—
Total	$241,021	$45,722	$195,299	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$25,563	$25,563	$—	$—
Marketable securities:
U.S. Treasury securities	14,215	—	14,215	—
Government agency securities	65,107	—	65,107	—
Commercial paper	17,889	—	17,889	—
Corporate bonds	113,447	—	113,447	—
Total	$236,221	$25,563	$210,658	$—

There were no transfers between fair value levels during the years ended December 31, 2024 and 2023.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of December 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$45,722	$—	$—	$45,722
U.S. Treasury securities	12,488	2	—	12,490
Total cash equivalents	58,210	2	—	58,212
Marketable securities:
U.S. Treasury securities	2,496	—	—	2,496
Government agency securities	11,260	22	—	11,282
Corporate bonds	168,925	154	(48)	169,031
Total marketable securities	182,681	176	(48)	182,809
Total cash equivalents and marketable securities	$240,891	$178	$(48)	$241,021

	Fair Value Measurements at December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$25,563	$—	$—	$25,563
Total cash equivalents	25,563	—	—	25,563
Marketable securities:
U.S. Treasury securities	14,229	10	(24)	14,215
Government agency securities	65,182	23	(98)	65,107
Commercial paper	17,891	8	(10)	17,889
Corporate bonds	113,492	90	(135)	113,447
Total marketable securities	210,794	131	(267)	210,658
Total cash equivalents and marketable securities	$236,357	$131	$(267)	$236,221

There were no sales of marketable securities during the year ended December 31, 2024. As of December 31, 2024, the Company held 14 debt securities that were in an unrealized loss position for less than 12 months with an aggregate fair value of $40.0 million. As of December 31, 2024, the Company held no debt securities that were in an unrealized loss position for greater than 12 months. As of December 31, 2024, the aggregate fair value of marketable securities with a remaining contractual maturity of greater than one year was $5.8 million.

The Company has the intent and ability to hold its debt securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the year ended December 31, 2024.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Lab equipment	$9,844	$9,682
Furniture and fixtures	600	600
Computer equipment	393	393
Software	199	199
Leasehold improvements	7,121	7,102
Total property and equipment	18,157	17,976
Less: accumulated depreciation	(14,257)	(12,760)
Property and equipment, net	$3,900	$5,216

Depreciation expense for the years ended December 31, 2024 and 2023 was $1.6 million and $2.2 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid expenses	$5,560	$3,658
Prepaid sign-on bonuses subject to vesting provisions	—	71
Interest income receivable	1,246	1,712
Total prepaid expenses and other current assets	$6,806	$5,441

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
External research and development	$3,561	$3,164
Payroll and benefits	2,988	4,712
Professional services	682	454
Other	463	396
Total accrued expenses and other current liabilities	$7,694	$8,726

7. Preferred Stock

As of December 31, 2024 and 2023, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of December 31, 2024 and 2023.

No dividends have been declared since inception.

8. Common Stock

As of December 31, 2024 and 2023, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of December 31, 2024 and 2023, the Company has reserved for future issuance the following number of shares of common stock:

	December 31, 2024	December 31, 2023
Shares reserved for exercises of outstanding stock options	9,354,699	9,972,217
Shares reserved for vesting of restricted stock units	43,072	75,017
Shares reserved for future issuance under the 2019 Stock Incentive Plan	5,207,362	3,157,537
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,671,843	1,346,125
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	1,896,209	837,877
Shares reserved for future issuance for pre-funded warrants	8,500,000	—
	26,673,185	15,388,773

Pre-Funded Warrants

In August 2024, the Company entered into separate exchange agreements with RA Capital Healthcare Fund, L.P. (“RA Capital”) and another existing institutional stockholder, pursuant to which (i) RA Capital exchanged 8,500,000 shares of the Company's common stock for a pre-funded warrant to acquire 8,500,000 shares of the Company's common stock and (ii) the other existing institutional stockholder exchanged an aggregate of 850,000 shares of the Company's common stock, for pre-funded warrants to acquire an aggregate of 850,000 shares of the Company's common stock. The aggregate 9,350,000 shares of common stock subject to the exchange agreements were retired on the date of the exchanges. As of December 31, 2024, 850,000 pre-funded warrants have been exercised.

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

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of December 31, 2024 and 2023, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. As of December 31, 2024, there were 5,207,362 shares available for future issuance under the 2019 Plan. On January 1, 2025, the number of shares reserved for issuance under the 2019 Plan was increased by 2,000,000 shares.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company's board of directors adopted the 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. Effective March 8, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 2,000,000 shares. Effective May 18, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,400,000 shares. Effective June 17, 2024, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,000,000 shares. As of December 31, 2024, there were 1,896,209 shares available for future issuance under the Inducement Plan.

Stock Options

Stock options granted by the Company typically vest over a four year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	9,972,217	$8.44	8.49	$15,114,074
Granted	4,226,008	7.70
Exercised	(427,757)	5.62
Cancelled	(4,415,769)	10.08
Outstanding at December 31, 2024	9,354,699	$7.46	8.03	$5,353,463
Exercisable at December 31, 2024	4,349,742	$9.06	7.35	$2,045,339

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the years ended December 31, 2024 and 2023 was $6.31 per share and $4.64 per share, respectively. The total intrinsic value of stock options exercised in the years ended December 31, 2024 and 2023 was $1.4 million and $0.2 million, respectively.

The fair value of stock options granted during the years ended December 31, 2024 and 2023 has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Risk-free interest rate	4.1%	3.7%
Expected dividend yield	0.0%	0.0%
Expected term (years)	6.0	6.1
Expected stock price volatility	103.3%	98.6%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	75,017	$10.77
Granted	70,445	6.95
Vested	(22,326)	10.65
Cancelled	(80,064)	8.26
Unvested at December 31, 2024	43,072	$9.25

The aggregate intrinsic value of all restricted stock units and restricted stock awards that vested during the years ended December 31, 2024 and 2023 was $0.2 million and $0.1 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Year Ended December 31,
	2024	2023
General and administrative	$9,901	$11,026
Research and development	4,653	3,776
Total stock-based compensation expense	$14,554	$14,802

As of December 31, 2024, the Company had an aggregate of $21.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.4 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was increased on January 1, 2020, and will be increased annually on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. As of December 31, 2024, there were 1,671,843 shares available for future issuance under the ESPP. On January 1, 2025, the number of shares reserved for issuance under the 2019 ESPP was increased by 428,571 shares.

10. License and Collaboration Agreements

Sanofi Agreement

In May 2024, the Company entered into a collaboration and license agreement (the “Sanofi Agreement”) with Genzyme Corporation (“Sanofi”) pursuant to which the Company granted Sanofi an exclusive license under certain intellectual property rights to commercialize losmapimod, an oral small molecule for the treatment of facioscapulohumeral muscular dystrophy (“FSHD”), outside of the United States. On December 18, 2024, the Company received written notice of Sanofi’s election to terminate for convenience the collaboration and license agreement. In accordance with the agreement, the termination will become effective on April 17, 2025, which is 120 days following the date of receipt of the notice by the Company.

Until the termination of the agreement, the parties will continue to perform their respective obligations under the agreement. As of the termination date, the agreement will be terminated in its entirety, following which the Company will not be entitled to receive any further milestone payments, royalties, or global development cost reimbursement.

Under the agreement, pursuant to a mutually agreed global development plan, the Company continued the Phase 3 clinical trial for losmapimod for the treatment of FSHD, and the Company and Sanofi agreed to equally share global development costs. In addition to potential future activities conducted under a mutually agreed global development plan, Sanofi had the right to conduct certain development activities that were solely intended to support obtaining or maintaining regulatory approval outside of the United States. The Company had the sole right to manufacture for its activities under the global development plan and for commercialization in the United States and, subject to the terms of a supply agreement, the Company was to have supplied Sanofi’s clinical and commercial supply requirements of losmapimod until Sanofi elected to take over such manufacturing responsibilities.

Per the terms of the agreement, Sanofi made an upfront payment of $80.0 million to the Company. The Company was also eligible to receive up to an additional $975.0 million in specified regulatory and sales-based milestones, and Sanofi agreed to pay the Company tiered royalties ranging from low-teens to mid-twenties based on Sanofi’s and any of its affiliates’ and sublicensees’ annual net sales of losmapimod outside the United States. The royalties were payable on a product-by-product basis during a specified royalty term, and could have been reduced in specified circumstances.

During the term of the Sanofi Agreement, the Company may not research, develop, manufacture, commercialize, use, or otherwise exploit any compound or product that binds or otherwise modulates p38a/b MAPK anywhere in the world, other than losmapimod in the United States.

The Sanofi Agreement was to continue on a country-by-country and product-by-product basis until the last to expire royalty term for a product in a country, at which time the Sanofi Agreement expires with respect to such product in such country. Either party had the right to terminate the Sanofi Agreement if the other party had materially breached its obligations under the Sanofi Agreement and such breach had not been cured within the applicable cure period. Sanofi also had the right to terminate the Sanofi Agreement for convenience in its entirety, which it exercised on December 18, 2024. The Company had the right to terminate the Sanofi Agreement if Sanofi terminated all bona fide material development and commercialization activities for a specified period and such cessation is not the result of certain agreed upon reasons.

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

The Company evaluated the Sanofi territory-specific manufacturing activities under ASC 606 and identified one material promise associated with manufacturing activities related to development and commercial supply of losmapimod. Given that Sanofi is not obligated to purchase any minimum amount or quantities of the development and commercial supply from the Company, the Company concluded that, for the purpose of ASC 606, the provision of manufacturing activities related to development and commercial supply of losmapimod in the Sanofi territory was an option but not a performance obligation of the Company at the inception of the Sanofi agreement and would be accounted for if and when exercised. The Company also concluded that there is no separate material right in connection with the development and commercial supply of losmapimod, as the expected pricing was not issued at a significant and incremental discount. Therefore, the manufacturing activities were excluded as a performance obligation at the outset of the arrangement. Additionally, the Company was entitled to sales milestones and royalties from Sanofi upon future sales of losmapimod in the Sanofi territory, and revenue would have been recognized when the related sales occur. Costs that are incurred associated with the Sanofi territory-specific manufacturing activities are reimbursable from Sanofi and will be recognized as revenue.

For the purposes of ASC 606, the transaction price of the Sanofi Agreement as of the outset of the arrangement consists of the upfront cash payment of $80.0 million, which was allocated to the performance obligation related to the losmapimod license. The other potential milestone payments that the Company is eligible to receive under the Sanofi agreement have been excluded from the transaction price, as all the remaining milestone amounts were fully constrained based on the probability of achievement. During the year ended December 31, 2024, the Company recognized $80.0 million of revenue associated with the upfront license payment.

For the parties’ participation in global development for losmapimod, the Company concluded that those activities and cost-sharing payments related to such activities are within the scope of ASC 808, as both parties are active participants in the development activities and are exposed to significant risks and rewards of those activities under the Sanofi agreement. The Company assessed its relationship with Sanofi, the economics and nature of the global development activities, and the contractual terms of the Sanofi Agreement and concluded that, in accordance with its policy, payments to or reimbursements from Sanofi related to the global development activities will be accounted for as an increase to or reduction of research and development expenses. During the year ended December 31, 2024, the Company recorded a reduction in research and development expenses in connection with global development activities for losmapimod of $8.1 million.

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

Pursuant to a mutually agreed research plan, the Company performed assay screening and related research activities to identify and validate up to a specified number of potential cardiomyopathy gene targets (“Identified Targets”) for further research, development, manufacture and commercialization by MyoKardia. The Company and MyoKardia worked together to determine how best to advance at each stage of the research activities under the research plan and to identify which of the Identified Targets, if any, met the criteria set forth in the research plan (the “Cardiomyopathy Target Candidates”). Upon completion of the research plan, the parties will work together to prepare a final data package and MyoKardia may designate certain Cardiomyopathy Target Candidates for MyoKardia’s further exploitation under the MyoKardia Collaboration Agreement (the “Cardiomyopathy Targets”). If MyoKardia does not designate any Cardiomyopathy Targets during the designated period, then the MyoKardia Collaboration Agreement will automatically terminate. If MyoKardia designates one or more Cardiomyopathy Targets, then MyoKardia will be obligated to use commercially reasonable efforts to seek regulatory approval for and to commercialize one product directed against an Identified Target in certain specified countries.

During the period in which the Company performed the research activities pursuant to the research plan (the “Research Term”) and for a specified period beyond the Research Term if MyoKardia designates a Cardiomyopathy Target, the Company may only use the data generated from such research activities for MyoKardia in accordance with the MyoKardia Collaboration Agreement. During the Research Term and for a specified period thereafter, the Company may not research, develop, manufacture, commercialize, use, or otherwise exploit any compound or product (a) that is a Compound or Product under the MyoKardia Collaboration Agreement that is directed against the Cardiomyopathy Target Candidates for the treatment, prophylaxis, or diagnosis of any indication or (b) for the treatment of any genetically defined cardiomyopathies shown to be related to certain specified genes of interest that are modulated by the Cardiomyopathy Targets.

Under the MyoKardia Collaboration Agreement, MyoKardia made a $10.0 million upfront payment and a $2.5 million payment as prepaid research funding to the Company in July 2020. MyoKardia also reimbursed the Company for the costs of the research activities not covered by the prepaid research funding, up to a maximum amount of total research funding (including the prepaid research funding). Upon the achievement of specified preclinical, development and sales milestones, the Company will be entitled to preclinical milestone payments, development milestone payments and sales milestone payments of up to $298.5 million in the aggregate per target for certain Identified Targets, and of up to $150.0 million in the aggregate per target for certain other Identified Targets. To date, the Company has achieved a $2.5 million specified preclinical milestone. MyoKardia will also pay the Company tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage based on MyoKardia’s, and any of its affiliates’ and sublicensees’, annual worldwide net sales of products under the MyoKardia Collaboration Agreement directed against any Identified Target. The royalties are payable on a product-by-product basis during a specified royalty term, and may be reduced in specified circumstances.

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

The Company reassesses the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price. There was no change in the amount of variable consideration constrained during the year ended December 31, 2024.

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

During the year ended December 31, 2024, the Company recognized no collaboration revenue associated with the MyoKardia Collaboration Agreement. During the year ended December 31, 2023, the Company recognized $2.8 million of collaboration revenue associated with the MyoKardia Collaboration Agreement, which includes $0.9 million of revenue recognized that was included in deferred revenue as of December 31, 2022. As of December 31, 2024 and December 31, 2023, the Company recorded no deferred revenue associated with the MyoKardia Collaboration Agreement. As of December 31, 2024, the Company had received $7.7 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone, respectively. As of December 31, 2023, the Company had received $7.2 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone, respectively. As of December 31, 2024, the Company recorded no unbilled accounts receivable related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended December 31, 2024. As of December 31, 2023, the Company recorded unbilled accounts receivable of $0.5 million related to reimbursable research and development costs under the MyoKardia Collaboration Agreement for activities performed during the three months ended December 31, 2023. As of December 31, 2024 and 2023, the Company recorded no accounts receivable under the MyoKardia Collaboration Agreement.

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

The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of December 31, 2024 and December 31, 2023. Operating lease and variable lease expense associated with this lease for the years ended December 31, 2024 and 2023 was approximately $1.9 million and $0.9 million, respectively.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of December 31, 2024, are as follows (in thousands):

2025	2,649
2026	2,729
2027	2,811
Thereafter	1,426
Total minimum lease payments	9,615
Less: imputed interest	(986)
Total lease liability	$8,629

125 Sidney Street

In November 2021, the Company entered into a lease agreement comprising approximately 12,196 square feet of office space at 125 Sidney Street in Cambridge, Massachusetts, commencing November 2021. The Company began recognizing rent expense associated with this lease during November 2021. The lease ended on March 31, 2024. The Company had the option to extend the term of the lease for two successive one-year periods, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease had a total commitment of $1.7 million over the initial term, and included escalating rent payments. Operating lease expense associated with this lease for the year ended December 31, 2024 was approximately $0.2 million. No variable lease expense was recorded associated with this lease for the year ended December 31, 2024.

There are no future minimum lease payments associated with this lease as of December 31, 2024.

12. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of December 31, 2024 or 2023.

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

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. Other than attorneys’ fees and costs related to the defense of the Securities Action, no such costs have been incurred during the year ended December 31, 2024.

13. Income Taxes

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Federal income tax at statutory rate	21.00%	21.00%
Permanent differences	(0.90)	(0.04)
Federal and state research and development credits	15.14	1.47
Federal orphan drug credits	77.47	9.41
State income tax, net of federal benefit	6.09	5.92
Stock compensation (incentive stock options)	(6.23)	(0.68)
Stock compensation cancellations	(17.71)	(0.18)
Officers' compensation	(5.11)	(1.06)
Impact of ownership change	(1,283.66)	—
Deferred rate change	(6.78)	(0.02)
Other	3.75	0.11
Change in valuation allowance	1,196.94	(35.93)
Effective income tax rate	—%	—%

During the years ended December 31, 2024 and 2023, the Company incurred book and tax losses and, because it maintains a full valuation allowance on its net deferred tax assets, did not recognize federal or state income tax expense or benefit.

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Capitalized research and development costs	$38,850	$30,019
Net operating loss carryforwards	1,436	85,622
Orphan drug credit carryforwards	2,193	23,790
Research and development credit carryforwards	422	11,569
Intangible assets	2,705	6,291
Accrued expenses and other	6,760	6,740
Operating lease liability	2,287	2,911
Gross deferred tax assets	54,653	166,942
Valuation allowance	(51,753)	(164,483)
Net deferred tax assets	2,900	2,459
Deferred tax liability	(2,900)	(2,459)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the net deferred tax assets. The Company considered its history of cumulative net losses incurred since inception and its lack of commercialization of any products since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2024 and 2023. The valuation allowance decreased by $112.7 million during the year ended December 31, 2024, which is primarily attributable to a limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), related to the Company's net operating loss carryforwards and research and development tax credit carryforwards, as discussed further below. The Company reevaluates the positive and negative evidence at each reporting period.

As of December 31, 2024, the Company had federal net operating loss carryforwards of approximately $5.0 million, which may be available to offset future taxable income and do not expire, but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2024, the Company also had state net operating loss carryforwards of approximately $6.2 million, which begin to expire in 2044.

As of December 31, 2024, the Company had federal orphan drug credits of approximately $2.2 million, which begin to expire in 2044. As of December 31, 2024, the Company had federal research and development tax credit carryforwards of approximately $0.3 million, which begin to expire in 2039. As of December 31, 2024, the Company also had state research and development tax credit carryforwards of approximately $0.2 million, which begin to expire in 2039.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period.

The Company completed a study to assess whether an ownership change has occurred under Section 382, and determined that all net operating loss carryforwards and credits generated before September 12, 2024 are limited. As a result, the carryforwards before the ownership change date of September 12, 2024 are not available for utilization and have been written off. The carryforwards as of December 31, 2024 were generated after the ownership change on September 12, 2024. If the Company experiences a change of control, as defined by Section 382, subsequent to December 31, 2024, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. As of December 31, 2024, the Company’s tax years are still open under statute from 2016 to the present.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the provision for income taxes. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. For the year ended December 31, 2024, the Company generated research and development tax credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development tax credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development tax credit carryforwards and, if an adjustment is required, this adjustment would result in an adjustment to the deferred tax asset established for the research and development tax credit carryforwards and the valuation allowance.

14. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.6 million and $0.7 million in contributions to the 401(k) Plan for the years ended December 31, 2024 and 2023, respectively.

15. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Stock options	9,354,699	9,972,217
Restricted stock units	43,072	75,017
Total	9,397,771	10,047,234

16. Restructuring Activities

In September 2024, the Company announced a plan to reprioritize research and development activities to focus on advancing pociredir for the treatment of sickle cell disease, novel therapeutic agents for the treatment of DBA, and the Company's early discovery programs. The plan reduced the Company’s workforce from 80 to 51 full-time employees, including a reduction of positions across both research and development and general and administrative functions. During the year ended December 31, 2024, the Company recorded aggregate restructuring charges of $2.1 million related to severance and other employee-related costs, all of which were paid during the year ended December 31, 2024.

Accrued restructuring charges as of December 31, 2023	$—
Restructuring charges incurred during the period	2,063
Amounts paid during the period	(1,686)
Accrued restructuring charges as of December 31, 2024	$377

17. Related-Party Transactions

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

18. Segment Information

Segment reporting is prepared on the same basis that the Company's chief executive officer, who is the Company's chief operating decision maker (the “CODM”), utilizes to manage the business and makes decisions on how to allocate resources and assess performance of the business. The Company and the CODM view the Company's operations as a single operating segment. The Company's singular focus is on developing small molecules to improve the lives of patients with genetically defined rare diseases in areas of high unmet medical need.

The Company and the CODM primarily utilize the segment's consolidated net income (loss), disaggregated between (a) research and development and (b) general and administrative, as the key indicator to assess the segment's performance and for allocating resources.

The Company's reportable segment revenue, operating expenses, and net loss for the years ended December 31, 2024 and December 31, 2023 are as follows:

	Year Ended December 31,
	2024	2023
Collaboration revenue	$80,000	$2,805
Operating expenses:
Research and development
Losmapimod external expenses	20,801	29,069
Pociredir external expenses	8,577	7,442
Employee compensation expenses (excluding stock-based compensation expenses)	15,347	16,978
Stock-based compensation expenses	4,653	3,776
Pre-development candidate expenses and unallocated expenses	14,008	14,536
General and administrative	36,448	41,668
Restructuring expenses	2,063	—
Total operating expenses	101,897	113,469
Loss from operations	(21,897)	(110,664)
Other income, net	12,172	13,329
Net loss	$(9,725)	$(97,335)

EXHIBIT INDEX

Exhibit Number	Description
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

10.12#

Second Amendment to 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2024).

10.13#

Third Amendment to 2022 Inducement Stock Incentive Plan, effective as of June 17, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2024).

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

10.16#*	Summary of Non-Employee Director Compensation Program.
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

10.19#

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

10.21#

Employment Agreement, dated March 18, 2024, by and between the Registrant and Patrick Horn (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2024).

10.22#

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.23†

Collaboration and License Agreement, dated as of July 20, 2020, by and between the Registrant and MyoKardia, Inc, a wholly-owned subsidiary of Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38978) filed with the Securities and Exchange Commission on November 10, 2020).

10.24†

First Amendment to Collaboration and License Agreement, effective as of April 20, 2023, by and between the Registrant and MyoKardia, Inc, a wholly-owned subsidiary of Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2023).

10.25†

Second Amendment to Collaboration and License Agreement, effective as of July 24, 2024, by and between the Registrant and MyoKardia, Inc, a wholly-owned subsidiary of Bristol Myers Squibb Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2024).

10.26†

License Agreement, effective as of July 5, 2023, by and between the Registrant and CAMP4 Therapeutics Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2023).

10.27†

Collaboration and License Agreement, dated as of May 11, 2024, by and between the Registrant and Genzyme Corporation, Inc, a wholly-owned subsidiary of Sanofi (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2024).

10.28

Lease for 26 Landsdowne Street, dated November 22, 2017, by and between the UP 26 Landsdowne, LLC and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.29

Controlled Equity OfferingSM Sales Agreement, dated February 27, 2024, by and among the Registrant, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 27, 2024).

10.30	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2024).
19.1*	Insider Trading Policy of Registrant.
21.1	Subsidiary of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2024).
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#

Compensation Recovery Policy of Registrant (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2024).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

Fulcrum Therapeutics, Inc.

Date: February 25, 2025	By:	/s/ Alex C. Sapir
Alex C. Sapir
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alex C. Sapir	President and Chief Executive Officer	February 25, 2025
Alex C. Sapir	(Principal Executive Officer)

/s/ Alan Musso	Chief Financial Officer (Principal Financial Officer)	February 25, 2025
Alan Musso

/s/ Greg Tourangeau	Vice President, Finance (Principal Accounting Officer)	February 25, 2025
Greg Tourangeau

/s/ Kate Haviland	Chairman of the Board	February 25, 2025
Kate Haviland

/s/ Sonja Banks	Director	February 25, 2025
Sonja Banks

/s/ Katina Dorton	Director	February 25, 2025
Katina Dorton

/s/ Alan Ezekowitz	Director	February 25, 2025
Alan Ezekowitz, MBChB, D. Phil

/s/ James Geraghty	Director	February 25, 2025
James Geraghty

/s/ Robert J. Gould	Director	February 25, 2025
Robert J. Gould, Ph.D.

/s/ Colin Hill	Director	February 25, 2025
Colin Hill

/s/ Rachel K. King	Director	February 25, 2025
Rachel K. King