Form 10-Q
period 2025-03-31
Fulcrum Therapeutics, Inc.
filed 2025-05-01
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 24, 2025, the registrant had 53,979,306 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words and include, among other statements, express or implied statements regarding:

•
our ongoing clinical trial of pociredir, including the timing of data announcements and status of enrollment;
•
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
•
the rate and degree of market acceptance and clinical utility of our products, if approved;
•
our estimates regarding the potential market opportunity for our product candidates;
•
our commercialization, marketing and manufacturing capabilities and strategy;
•
the initiation, timing, progress and results of our drug target discovery screening programs;
•
our intellectual property position;
•
the progress and results of our exclusive global license agreement with CAMP4 Therapeutics Corp., or CAMP4;
•
our ability to identify, in-license, acquire or develop additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•
our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•
the impact of government laws and regulations, including uncertainty resulting from recent changes in the administration, shifts in government policy and the evolving regulatory environment;
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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $9.7 million for the year ended December 31, 2024. Our net loss was $17.7 million for the three months ended March 31, 2025. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of March 31, 2025, we had an accumulated deficit of $537.1 million.
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
•
Our business was negatively impacted by the COVID-19 pandemic and may in the future be impacted by any future pandemics, as well as other geopolitical events that can impact our clinical trials or the supply chain, such as the Russian invasion of Ukraine or hostilities in Israel and the Gaza Strip, or changes in U.S. economic policy announced by the current administration, including tariffs. These events have led to volatility in the market and uncertainty and may adversely impact the U.S. economy and/or economies worldwide, which could result in adverse effects on our business and operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$42,178	$58,212
Marketable securities	184,425	182,809
Unbilled accounts receivable	979	2,096
Prepaid expenses and other current assets	4,974	6,806
Total current assets	232,556	249,923
Property and equipment, net	3,547	3,900
Operating lease right-of-use assets	5,335	5,684
Restricted cash	1,201	1,201
Other assets	10	10
Total assets	$242,649	$260,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,507	$1,164
Accrued expenses and other current liabilities	4,354	7,694
Operating lease liability, current	2,239	2,186
Total current liabilities	8,100	11,044
Operating lease liability, excluding current portion	5,866	6,443
Other liabilities, excluding current portion	197	197
Total liabilities	14,163	17,684
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 53,979,306 and 53,968,303 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	54	54
Additional paid-in capital	765,415	762,248
Accumulated other comprehensive gain	70	130
Accumulated deficit	(537,053)	(519,398)
Total stockholders’ equity	228,486	243,034
Total liabilities and stockholders’ equity	$242,649	$260,718

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	13,404	19,773
General and administrative	6,999	10,061
Total operating expenses	20,403	29,834
Loss from operations	(20,403)	(29,834)
Other income, net	2,748	2,964
Net loss	$(17,655)	$(26,870)
Net loss per share, basic and diluted	$(0.28)	$(0.43)
Weighted-average common shares outstanding, basic and diluted	62,479	61,984

Comprehensive loss:
Net loss	$(17,655)	$(26,870)
Other comprehensive loss:
Unrealized loss on marketable securities	(60)	(298)
Total other comprehensive loss	(60)	(298)
Comprehensive loss	$(17,715)	$(27,168)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	61,915,367	62	744,940	(136)	(509,673)	235,193
Issuance of common stock under employee benefit plans	214,094	—	1,651	—	—	1,651
Vesting of restricted stock awards	11,550	—	—	—	—	—
Stock-based compensation expense	—	—	3,916	—	—	3,916
Unrealized loss on marketable securities	—	—	—	(298)	—	(298)
Net loss	—	—	—	—	(26,870)	(26,870)
Balance at March 31, 2024	62,141,011	$62	$750,507	$(434)	$(536,543)	$213,592
Balance at December 31, 2024	53,968,303	54	762,248	130	(519,398)	243,034
Vesting of restricted stock awards	11,003	—	—	—	—	—
Stock-based compensation expense	—	—	3,167	—	—	3,167
Unrealized loss on marketable securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(17,655)	(17,655)
Balance at March 31, 2025	53,979,306	$54	$765,415	$70	$(537,053)	$228,486

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(17,655)	$(26,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	353	479
Stock-based compensation expense	3,167	3,916
Net accretion of discounts on marketable securities	(899)	(1,161)
Changes in operating assets and liabilities:
Unbilled accounts receivable	1,117	537
Prepaid expenses and other current assets	1,832	803
Operating lease assets and liabilities	(175)	(190)
Other assets	—	23
Accounts payable	343	1,100
Accrued expenses and other liabilities	(3,340)	(3,921)
Net cash used in operating activities	$(15,257)	$(25,284)
Investing activities
Purchases of marketable securities	(60,397)	(55,816)
Maturities of marketable securities	59,620	93,972
Purchases of property and equipment	—	(28)
Net cash (used in) provided by investing activities	(777)	38,128
Financing activities
Proceeds from issuance of common stock under benefit plans, net	—	1,651
Net cash provided by financing activities	—	1,651
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,034)	14,495
Cash, cash equivalents, and restricted cash, beginning of period	59,413	26,655
Cash, cash equivalents, and restricted cash, end of period	$43,379	$41,150
Supplemental cash flow information
Cash paid for operating lease liabilities	$652	$843

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$42,178	$39,949
Restricted cash	1,201	1,201
Total cash, cash equivalents, and restricted cash	$43,379	$41,150

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Fulcrum Therapeutics, Inc. (the “Company”) was incorporated in Delaware on August 18, 2015. The Company is focused on developing small molecules to improve the lives of patients with genetically-defined rare diseases in areas of high unmet medical need.

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2025 and the results of its operations and its cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2025 (the “Annual Report on Form 10-K”).

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of its capital stock and from upfront payments received from collaboration and license agreements. As of March 31, 2025, the Company had an accumulated deficit of $537.1 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to advance and expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and restricted cash. The Company’s cash, cash equivalents, and restricted cash are deposited in accounts at large financial institutions. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash, cash equivalents and restricted cash are held. The Company maintains its cash equivalents in money market funds that invest in U.S. Treasury securities, U.S. Treasury securities, and government agency securities. The Company’s marketable securities consist of U.S. Treasury securities, government agency securities, corporate bonds, and commercial paper, and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these funds.

Recent Accounting Pronouncements - To Be Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disclosure of additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

Recent Accounting Pronouncements - Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance and requires companies to disclose all annual disclosures about segments in interim periods. The standard also requires companies with a single reportable segment to provide all disclosures required by Topic 280 – Segment Reporting. The new standard became effective for the Company on January 1, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 17, “Segment Information”, for further information regarding the adoption of this standard.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at March 31, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$35,207	$35,207	$—	$—
U.S. Treasury securities	1,993	—	1,993	—
Government agency securities	4,978		4,978
Marketable securities:
U.S. Treasury securities	14,847	—	14,847	—
Government agency securities	10,291	—	10,291	—
Corporate bonds	159,287	—	159,287	—
Total	$226,603	$35,207	$191,396	$—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$45,722	$45,722	$—	$—
U.S. Treasury securities	12,490	—	12,490	—
Marketable securities:
U.S. Treasury securities	2,496	—	2,496	—
Government agency securities	11,282	—	11,282	—
Corporate bonds	169,031	—	169,031	—
Total	$241,021	$45,722	$195,299	$—

There were no transfers between fair value levels during the three months ended March 31, 2025.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$35,207	$—	$—	$35,207
U.S. Treasury securities	1,993	—	—	1,993
Government agency securities	4,979	—	(1)	4,978
Total cash equivalents	42,179	—	(1)	42,178
Marketable securities:
U.S. Treasury securities	14,848	—	(1)	14,847
Government agency securities	10,281	12	(2)	10,291
Corporate bonds	159,225	100	(38)	159,287
Total marketable securities	184,354	112	(41)	184,425
Total cash equivalents and marketable securities	$226,533	$112	$(42)	$226,603

	Fair Value Measurements at December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$45,722	$—	$—	$45,722
U.S. Treasury securities	12,488	2	—	12,490
Total cash equivalents	58,210	2	—	58,212
Marketable securities:
U.S. Treasury securities	2,496	—	—	2,496
Government agency securities	11,260	22	—	11,282
Corporate bonds	168,925	154	(48)	169,031
Total marketable securities	182,681	176	(48)	182,809
Total cash equivalents and marketable securities	$240,891	$178	$(48)	$241,021

There were no sales of marketable securities during the three months ended March 31, 2025. As of March 31, 2025, the Company held 14 debt securities that were in an unrealized loss position for less than 12 months with an aggregate fair value of $41.8 million. As of March 31, 2025, the Company held 5 debt securities that were in an unrealized loss position for greater than 12 months with an aggregate fair value of $27.2 million. As of March 31, 2025, the aggregate fair value of marketable securities with a remaining contractual maturity of greater than one year was $29.3 million.

The Company has the intent and ability to hold its debt securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three months ended March 31, 2025.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Lab equipment	$9,844	$9,844
Furniture and fixtures	600	600
Computer equipment	393	393
Software	199	199
Leasehold improvements	7,121	7,121
Total property and equipment	18,157	18,157
Less: accumulated depreciation	(14,610)	(14,257)
Property and equipment, net	$3,547	$3,900

Depreciation expense for the three months ended March 31, 2025 and 2024 was $0.4 million and $0.5 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$3,377	$5,560
Prepaid sign-on bonuses subject to vesting provisions	35	—
Interest income receivable	1,562	1,246
Total prepaid expenses and other current assets	$4,974	$6,806

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
External research and development	$1,861	$3,561
Payroll and benefits	1,596	2,988
Professional services	456	682
Other	441	463
Total accrued expenses and other current liabilities	$4,354	$7,694

7. Preferred Stock

As of March 31, 2025 and December 31, 2024, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of March 31, 2025 and December 31, 2024.

No dividends have been declared since inception.

8. Common Stock

As of March 31, 2025 and December 31, 2024, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of March 31, 2025 and December 31, 2024, the Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2025	December 31, 2024
Shares reserved for exercises of outstanding stock options	12,010,355	9,354,699
Shares reserved for vesting of restricted stock units	88,048	43,072
Shares reserved for future issuance under the 2019 Stock Incentive Plan	4,463,836	5,207,362
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	2,100,414	1,671,843
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	1,928,100	1,896,209
Shares reserved for future issuance for pre-funded warrants	8,500,000	8,500,000
	29,090,753	26,673,185

Pre-Funded Warrants

In August 2024, the Company entered into separate exchange agreements with RA Capital Healthcare Fund, L.P. (“RA Capital”) and another existing institutional stockholder, pursuant to which (i) RA Capital exchanged 8,500,000 shares of the Company's common stock for a pre-funded warrant to acquire 8,500,000 shares of the Company's common stock and (ii) the other existing institutional stockholder exchanged an aggregate of 850,000 shares of the Company's common stock, for pre-funded warrants to acquire an aggregate of 850,000 shares of the Company's common stock. The aggregate 9,350,000 shares of common stock subject to the exchange agreements were retired on the date of the exchanges. As of March 31, 2025, 850,000 pre-funded warrants have been exercised.

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

The Company assessed the pre-funded warrants for appropriate classification as either equity or liability pursuant to the Company’s accounting policy described in Note 2, “Summary of Significant Accounting Policies” in the Annual Report on Form 10-K. The Company determined the pre-funded warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to ASC 815. The pre-funded warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance. The Company also determined that the pre-funded warrants should be included in the determination of basic and diluted earnings per share.

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of March 31, 2025, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2025, the number of shares reserved for issuance under the 2019 Plan was increased by 2,000,000 shares. As of March 31, 2025, there were 4,463,836 shares available for future issuance under the 2019 Plan.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. Effective March 8, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 2,000,000 shares. Effective May 18, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,400,000 shares. Effective June 17, 2024, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,000,000 shares. As of March 31, 2025, there were 1,928,100 shares available for future issuance under the Inducement Plan.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,354,699	$7.46	8.03	$5,353,463
Granted	2,888,773	4.15
Exercised	—	—
Cancelled	(233,117)	9.54
Outstanding at March 31, 2025	12,010,355	$6.62	8.28	$150,489
Exercisable at March 31, 2025	4,643,108	$8.80	7.18	$69,830

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three months ended March 31, 2025 and 2024 was $3.52 per share and $6.23 per share, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024 was zero and $0.8 million, respectively.

The fair value of stock options granted during the three months ended March 31, 2025 and 2024 has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Risk-free interest rate	4.5%	4.1%
Expected dividend yield	0.0%	0.0%
Expected term (years)	6.1	6.0
Expected stock price volatility	110.0%	103.1%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	43,072	$9.25
Granted	57,105	4.16
Vested	(11,003)	10.16
Cancelled	(1,126)	8.63
Unvested at March 31, 2025	88,048	$5.84

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$2,183	$2,587
Research and development	984	1,329
Total stock-based compensation expense	$3,167	$3,916

As of March 31, 2025, the Company had an aggregate of $28.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.73 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was increased on January 1, 2020, and will be increased annually on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2025, the number of shares reserved for issuance under the 2019 ESPP was increased by 428,571 shares. As of March 31, 2025, there were 2,100,414 shares available for future issuance under the ESPP.

10. License and Collaboration Agreements

Sanofi Agreement

In May 2024, the Company entered into a collaboration and license agreement (the “Sanofi Agreement”) with Genzyme Corporation (“Sanofi”) pursuant to which the Company granted Sanofi an exclusive license under certain intellectual property rights to commercialize losmapimod, an oral small molecule for the treatment of facioscapulohumeral muscular dystrophy (“FSHD”), outside of the United States. In September 2024, the Company announced topline data showing that it did not demonstrate a statistically significant difference between losmapimod and placebo on the primary endpoint in the Phase 3 REACH trial, and thereafter discontinued development. On December 18, 2024, the Company received written notice of Sanofi’s election to terminate for convenience the collaboration and license agreement. In accordance with the agreement, the termination became effective on April 17, 2025, which is 120 days following the date of receipt of the notice by the Company.

As of the termination date, the agreement was terminated in its entirety, and the Company is not entitled to receive any further milestone payments, royalties, or global development cost reimbursement.

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

Per the terms of the agreement, Sanofi made an upfront payment of $80.0 million to the Company. While the Sanofi Agreement was in effect, the Company could not research, develop, manufacture, commercialize, use, or otherwise exploit any compound or product that binds or otherwise modulates p38a/b MAPK anywhere in the world, other than losmapimod in the United States.

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

The Company evaluated the Sanofi territory-specific manufacturing activities under ASC 606 and identified one material promise associated with manufacturing activities related to development and commercial supply of losmapimod. Given that Sanofi is not obligated to purchase any minimum amount or quantities of the development and commercial supply from the Company, the Company concluded that, for the purpose of ASC 606, the provision of manufacturing activities related to development and commercial supply of losmapimod in the Sanofi territory was an option but not a performance obligation of the Company at the inception of the Sanofi agreement and would have been accounted for if and when exercised. The Company also concluded that there is no separate material right in connection with the development and commercial supply of losmapimod, as the expected pricing was not issued at a significant and incremental discount. Therefore, the manufacturing activities were excluded as a performance obligation at the outset of the arrangement. Additionally, the Company was entitled to sales milestones and royalties from Sanofi upon future sales of losmapimod in the Sanofi territory, and revenue would have been recognized when the related sales occur. Costs that are incurred associated with the Sanofi territory-specific manufacturing activities are reimbursable from Sanofi and will be recognized as revenue.

For the purposes of ASC 606, the transaction price of the Sanofi Agreement as of the outset of the arrangement consists of the upfront cash payment of $80.0 million, which was allocated to the performance obligation related to the losmapimod license and recognized as revenue during the year ended December 31, 2024. During the three months ended March 31, 2025, the Company recognized no revenue associated with the upfront license payment.

For the parties’ participation in global development for losmapimod, the Company concluded that those activities and cost-sharing payments related to such activities are within the scope of ASC 808, as both parties are active participants in the development activities and are exposed to significant risks and rewards of those activities under the Sanofi agreement. The Company assessed its relationship with Sanofi, the economics and nature of the global development activities, and the contractual terms of the Sanofi Agreement and concluded that, in accordance with its policy, payments to or reimbursements from Sanofi related to the global development activities will be accounted for as an increase to or reduction of research and development expenses. During the three months ended March 31, 2025, the Company recorded a reduction in research and development expenses in connection with global development activities for losmapimod of $1.0 million.

MyoKardia Agreement

On July 20, 2020, the Company entered into a collaboration and license agreement (as amended, the “MyoKardia Collaboration Agreement”) with MyoKardia, Inc. (“MyoKardia”), pursuant to which the Company granted to MyoKardia an exclusive worldwide license under certain intellectual property rights to research, develop, make, have made, use, have used, sell, have sold, offer for sale, have offered for sale, import, have imported, export, have exported, distribute, have distributed, market, have marketed, promote, have promoted, or otherwise exploit products directed against certain biological targets identified by the Company that are capable of modulating up to a certain number of genes of interest with relevance to certain genetically defined cardiomyopathies. On February 26, 2025, the Company received written notice of MyoKardia's election to terminate for convenience the collaboration and license agreement. In accordance with the agreement, the termination will become effective on June 26, 2025, which is 120 days following the date of receipt of the notice by the Company.

Until the termination of the agreement, the parties will continue to perform their respective obligations under the agreement. As of the termination date, the agreement will be terminated in its entirety, following which the Company will not be entitled to receive any further milestone payments, royalties, or research activity cost reimbursement.

Under the agreement, pursuant to a mutually agreed research plan, the Company agreed to perform assay screening and related research activities to identify and validate up to a specified number of potential cardiomyopathy gene targets for further research, development, manufacture and commercialization by MyoKardia.

MyoKardia made a $10.0 million upfront payment and a $2.5 million payment as prepaid research funding to the Company. MyoKardia also agreed to reimburse the Company for the costs of the research activities not covered by the prepaid research funding, up to a maximum amount of total research funding (including the prepaid research funding). Upon the achievement of specified milestones, the Company would have been entitled to preclinical milestone payments, development milestone payments and sales-based milestone payments of up to $298.5 million in the aggregate per target for certain identified targets, and of up to $150.0 million in the aggregate per target for certain other identified targets. The Company achieved a $2.5 million specified preclinical milestone. MyoKardia also agreed to pay the Company tiered royalties ranging from a mid single-digit percentage to a low double-digit percentage based on MyoKardia’s, and any of its affiliates’ and sublicensees’, annual worldwide net sales of products under the agreement directed against any identified target. The royalties were payable on a product-by-product basis during a specified royalty term, and could have been reduced in specified circumstances.

During the three months ended March 31, 2025 and 2024, the Company recognized no collaboration revenue associated with the MyoKardia Collaboration Agreement. As of March 31, 2025 and December 31, 2024, the Company recorded no deferred revenue or accounts receivable associated with the MyoKardia Collaboration Agreement. As of March 31, 2025 and December 31, 2024, the Company had received $7.7 million of cost reimbursement payments under the MyoKardia Collaboration Agreement and $2.5 million associated with the achievement of a preclinical milestone.

CAMP4 Agreement

In July 2023, the Company entered into a license agreement (the “CAMP4 Agreement”) with CAMP4 Therapeutics Corporation (“CAMP4”) pursuant to which the Company received a worldwide exclusive license (including the right to sublicense) from CAMP4 to rights under its Diamond-Blackfan Anemia (“DBA”) program, which includes certain small molecule compounds, composition of matter and method of use patent rights, and know-how for the Company to research, develop, manufacture, use, commercialize or otherwise exploit therapeutic products in any indication, including the grant of a sublicense under certain intellectual property rights that CAMP4 has licensed under an agreement with Children’s Medical Center Corporation (“CMCC”).

The Company made an undisclosed upfront non-refundable, non-creditable payment to CAMP4. If the Company succeeds in developing and commercializing licensed products, CAMP4 will be eligible to receive (i) up to $35.0 million in development and regulatory milestone payments, and (ii) up to $35.0 million in sales milestone payments. CAMP4 is also eligible to receive royalties on worldwide net sales of licensed products ranging from mid-single digit to low-double digit, subject to potential reduction following loss of patent coverage, the launch of certain generic products or royalty stacking for licenses of third party intellectual property. The royalties will expire on a product-by-product and country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering the compounds in such country, (ii) the expiration of all regulatory exclusivities in such country, and (iii) 10 years following the first commercial sale in such country. The Company is responsible for the costs associated with the development and regulatory approvals of licensed products. In April 2025, the Company achieved a $0.6 million preclinical milestone that the Company will record as research and development expense during the three months ended June 30, 2025.

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

11. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of March 31, 2025 and December 31, 2024. Operating lease expense associated with this lease for the three months ended March 31, 2025 was approximately $0.5 million. Variable lease expense associated with this lease for the three months ended March 31, 2025 was approximately $0.3 million.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of March 31, 2025, are as follows (in thousands):

2025(1)	1,997
2026	2,729
2027	2,811
Thereafter	1,426
Total minimum lease payments	8,963
Less: imputed interest	(858)
Total lease liability	$8,105

(1) Amounts are for the nine months ending December 31, 2025.

12. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of March 31, 2025 or December 31, 2024.

Legal Proceedings

On April 28, 2023, a class action complaint was filed in the United States District Court for the District of New Jersey against the Company and current and former officers (the “Securities Action”). On May 19, 2023, the Securities Action was transferred to the United States District Court for the District of Massachusetts, captioned Celano v. Fulcrum Therapeutics, Inc., et al., Case No. 1:23-cv-11125-IT. On July 31, 2023, the court appointed a lead plaintiff, who filed an amended complaint on September 29, 2023. The Securities Action alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individuals, related to the Company’s February 2023 announcement that the U.S. Food and Drug Administration issued a clinical hold regarding the investigational new drug application for pociredir for the potential treatment of sickle cell disease. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information related to the clinical hold and seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between March 3, 2022, and March 8, 2023, as well as attorneys’ fees and costs. On November 28, 2023, all defendants filed a motion to dismiss the Securities Action. Briefing was completed on the motion in February 2024. On March 27, 2025, the United States District Court for the District of Massachusetts granted the motion to dismiss the Securities Action in full, and the court closed the Securities Action on March 28, 2025.

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. Other than attorneys’ fees and costs related to the defense of the Securities Action, no such costs have been incurred during the three months ended March 31, 2025.

13. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.1 million and $0.2 million, respectively, in contributions to the 401(k) Plan for the three months ended March 31, 2025 and 2024.

14. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Stock options	12,010,355	12,289,352
Restricted stock units	88,048	128,709
Total	12,098,403	12,418,061

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, including the 8,500,000 shares of common stock issuable upon the exercise of warrants that are exercisable for little or no consideration, as described in Note 6. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common equivalent shares outstanding for the period, including the 8,500,000 shares of common stock issuable upon the exercise of warrants that are exercisable for little or no consideration as well as any dilutive effect from outstanding stock options, unvested restricted stock, restricted stock units, and employee stock purchase plan stock using the treasury stock method. Given that the Company recorded a net loss for each of the periods presented, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and are, therefore, excluded from the diluted net loss per share calculation.

15. Restructuring Activities

In September 2024, the Company announced a plan to reprioritize research and development activities to focus on advancing pociredir for the treatment of sickle cell disease, novel therapeutic agents for the treatment of DBA, and the Company's early discovery programs. The plan reduced the Company’s workforce from 80 to 51 full-time employees, including a reduction of positions across both research and development and general and administrative functions. During the three months ended March 31, 2025, the Company recorded no restructuring charges related to severance and other employee-related costs. During the three months ended March 31, 2025, the Company paid $0.3 million in restructuring charges.

Accrued restructuring charges as of December 31, 2024	$377
Restructuring charges incurred during the period	—
Amounts paid during the period	(255)
Accrued restructuring charges as of March 31, 2025	$122

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

17. Segment Information

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

The Company's reportable segment revenue, operating expenses, and net loss for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development
Losmapimod external expenses	1,024	8,294
Pociredir external expenses	4,264	2,098
Employee compensation expenses (excluding stock-based compensation expenses)	3,079	4,387
Stock-based compensation expenses	984	1,329
Pre-development candidate expenses and unallocated expenses	4,053	3,665
General and administrative	6,999	10,061
Total operating expenses	20,403	29,834
Loss from operations	(20,403)	(29,834)
Other income, net	2,748	2,964
Net loss	$(17,655)	$(26,870)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 25, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company focused on developing small molecules to improve the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our clinical-stage product candidate, pociredir, is being developed for the potential treatment of sickle cell disease, or SCD.

In January 2023, we announced interim data from our Phase 1b clinical trial of pociredir in SCD. We completed enrollment in the 6 mg and 2 mg once daily dose cohorts, and do not plan to enroll additional subjects in these cohorts. Although we commenced enrollment in the 12 mg dose cohort, in February 2023 the FDA placed a full clinical hold on the investigational new drug, or IND, application for pociredir for SCD, which was lifted in August 2023. Following the clinical hold, we amended the protocol to revise the inclusion and exclusion criteria for the Phase 1b clinical trial to target subjects with higher disease severity. We reinitiated the Phase 1b clinical trial at the 12 mg once daily dose level in the fourth quarter of 2023. Subjects are evaluated over a 12-week treatment period. We completed enrollment in the 12 mg dose cohort (with 16 patients), and we have initiated the 20 mg once daily dose cohort. We expect to provide clinical data from the 12 mg dose cohort in early third quarter 2025 and from the 20 mg dose cohort by the end of 2025. The median and mean baseline fetal hemoglobin, or HbF, levels of the 16 patients enrolled in the 12 mg dose cohort is 7.7% and 7.6%, respectively. No discontinuations have occurred to date in the 12 mg dose cohort, and we have observed greater than 90% adherence rates (patients took the prescribed dose at the prescribed time) to study drug for the patients in this 12 mg dose cohort.

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

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $17.7 million for the three months ended March 31, 2025. Our net loss was $26.9 million for the three months ended March 31, 2024. As of March 31, 2025, we had an accumulated deficit of $537.1 million. We expect our expenses and operating losses will increase over the next several years in connection with our ongoing activities, as we:

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

As of March 31, 2025, we had $226.6 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into at least 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

In May 2024, we entered into a collaboration and license agreement with Sanofi, pursuant to which we granted Sanofi an exclusive license under certain intellectual property rights to commercialize losmapimod, an oral small molecule for the treatment of facioscapulohumeral muscular dystrophy, or FSHD, outside of the United States and received an upfront payment of $80.0 million.

During the three months ended March 31, 2025, we recorded a $1.0 million reduction in research and development expenses in connection with global development activities for losmapimod. During the three months ended March 31, 2025, we recognized no revenue associated with the Sanofi territory-specific manufacturing activities for losmapimod. As a result of the suspension of future development of losmapimod following our September 2024 announcement that there was no statistically significant difference between losmapimod and placebo on the primary endpoint in the Phase 3 REACH trial, Sanofi terminated the license. Accordingly, we do not expect to recognize additional revenues under the Sanofi collaboration agreement.

In the future, we may enter into additional license or collaboration agreements for our product candidates or intellectual property, and we may generate revenue in the future from payments as a result of such license or collaboration agreements.

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

The following table summarizes our external research and development expenses by program for the three months ended March 31, 2025 and 2024. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Payments to or reimbursements from Sanofi related to global development activities are accounted for as an increase to or reduction of losmapimod external expenses.

	Three Months Ended March 31,
(in thousands)	2025	2024
Pociredir external expenses	$4,264	$2,098
Losmapimod external expenses	1,024	8,294
Pre-development candidate expenses and unallocated expenses	4,053	3,665
Internal research and development expenses	4,063	5,716
Total research and development expenses	$13,404	$19,773

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

Results of Operations

Comparison of the Three Months ended March 31, 2025 and 2024

The following summarizes our results of operations for the three months ended March 31, 2025 and 2024 along with the changes in those items in dollars:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$
Operating expenses:
Research and development	13,404	19,773	(6,369)
General and administrative	6,999	10,061	(3,062)
Total operating expenses	20,403	29,834	(9,431)
Loss from operations	(20,403)	(29,834)	9,431
Other income, net	2,748	2,964	(216)
Net loss	$(17,655)	$(26,870)	$9,215

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$
External research and development	$7,318	$12,210	$(4,892)
Employee compensation	4,064	5,716	(1,652)
Laboratory supplies	589	403	186
Facility costs	1,145	1,119	26
Other	288	325	(37)
Total research and development expenses	$13,404	$19,773	$(6,369)

Research and development expense decreased by $6.4 million from $19.8 million for the three months ended March 31, 2024 to $13.4 million for the three months ended March 31, 2025. The decrease in research and development expense was primarily attributable to the following:

•
$4.9 million of decreased external research and development costs, primarily due to the suspension of the losmapimod program as well as $1.0 million of reimbursement from the global development cost sharing under our collaboration with Sanofi for losmapimod, partially offset by increased development costs associated with the advancement of the Phase 1b PIONEER trial of pociredir;
•
$1.7 million of decreased employee compensation costs due to decreased headcount, including a $0.3 million decrease in stock-based compensation expense;
•
partially offset by $0.2 million of increased laboratory supplies costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$
Employee compensation	$4,217	$5,662	$(1,445)
Professional services	1,919	3,006	(1,087)
Facility costs	308	599	(291)
Other	555	794	(239)
Total general and administrative expenses	$6,999	$10,061	$(3,062)

General and administrative expenses decreased by $3.1 million from $10.1 million for the three months ended March 31, 2024 to $7.0 million for the three months ended March 31, 2025. The decrease in general and administrative expenses was primarily attributable to the following:

•
$1.4 million of decreased employee compensation costs due to decreased headcount, including a $0.4 million decrease in stock-based compensation expense;
•
$1.1 million of decreased professional services costs, primarily due to decreased commercial and legal costs.
•
$0.3 million of decreased facility costs as a result of the expiration of our lease agreement for office space at 125 Sidney Street; and
•
$0.2 million of decreased other costs.

Other Income, Net

Other income, net decreased by $0.3 million from $3.0 million for the three months ended March 31, 2024 to $2.7 million for the three months ended March 31, 2025. The decrease was primarily attributable to the expiration of our sublease agreement for office space at 125 Sidney Street.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of March 31, 2025, we have funded our operations primarily with aggregate gross proceeds of $792.5 million from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $226.6 million.

In February 2024, we entered into a controlled equity offeringsm agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, as agents, with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time in our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $100.0 million through the agents. As of March 31, 2025, we have not issued or sold any shares of common stock under the at-the-market offering program.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2025:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(15,257)	$(25,284)
Net cash (used in) provided by investing activities	(777)	38,128
Net cash provided by financing activities	—	1,651
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(16,034)	$14,495

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.3 million during the three months ended March 31, 2025 compared to $25.3 million during the three months ended March 31, 2024. The decrease in net cash used in operating activities of $10.0 million was primarily due to a decrease in our net loss, including as a result of decreased external research and development costs due to the suspension of the losmapimod program as well as decreased employee compensation costs.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $0.8 million during the three months ended March 31, 2025 compared to net cash provided by investing activities of $38.1 million during the three months ended March 31, 2024. The increase in net cash used in investing activities of $38.9 million was primarily due to net purchases of marketable securities during the three months ended March 31, 2025, as compared to net maturities of marketable securities during the three months ended March 31, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was zero during the three months ended March 31, 2025 compared to net cash provided by financing activities of $1.7 million during the three months ended March 31, 2024. Net cash provided by financing activities during the three months ended March 31, 2024 primarily consisted of net proceeds of $1.7 million from the issuance of common stock under our benefit plans.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into at least 2027. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on February 25, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On April 28, 2023, a class action complaint was filed in the United States District Court for the District of New Jersey against our company and current and former officers, or the Securities Action. On May 19, 2023, the Securities Action was transferred to the United States District Court for the District of Massachusetts, captioned Celano v. Fulcrum Therapeutics, Inc., et al., Case No. 1:23-cv-11125-IT. On July 31, 2023, the court appointed a lead plaintiff, who filed an amended complaint on September 29, 2023. The Securities Action alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants and control person violations of Section 20(a) against the individuals, related to our February 2023 announcement that the FDA issued a clinical hold regarding the IND application for pociredir for the potential treatment of SCD. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information related to the clinical hold and seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between March 3, 2022, and March 8, 2023, as well as attorneys’ fees and costs. On November 28, 2023, all defendants filed a motion to dismiss the Securities Action. Briefing was completed on the motion in February 2024, and the court held a hearing on the motion in September 2024. On March 27, 2025, the United States District Court for the District of Massachusetts granted the motion to dismiss the Securities Action in full, and the court closed the Securities Action on March 28, 2025.

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

Since inception, we have incurred significant operating losses. Our net loss was $9.7 million for the year ended December 31, 2024 and $17.7 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $537.1 million. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

•
the success of our license agreement with CAMP4;
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

As of March 31, 2025, we had cash, cash equivalents, and marketable securities of approximately $226.6 million. We believe that our cash, cash equivalents, and marketable securities as of March 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into at least 2027. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

As of December 31, 2024, we had federal net operating loss carryforwards of $5.0 million, which may be available to offset future taxable income and do not expire, but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2024, we had state net operating loss carryforwards of $6.2 million, which begin to expire in 2044. As of December 31, 2024, we also had federal orphan drug credits of $2.2 million, which begin to expire in 2044. As of December 31, 2024, we also had federal and state research and development tax credit carryforwards of $0.3 million and $0.2 million, respectively, which begin to expire in 2039. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In general, under Section 382 of the Code, or Section 382, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income. We conducted an analysis under Section 382 and determined that for purposes of Section 382, we were deemed to have undergone an ownership change as of September 12, 2024. Accordingly, we determined that all net operating loss carryforwards and credits generated before September 12, 2024 are limited. As a result, the carryfowards before the deemed ownership change date of September 12, 2024 are not available for utilization and have been written off. The carryfowards as of December 31, 2024 were generated after the deemed ownership change. If we experience a further deemed change of control for purposes of Section 382, utilization of the net operating loss carryforwards or research and development tax credit carryforwards generated after September 12, 2024 would be subject to an annual limitation under Section 382.

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
•
unforeseen global instability, including political instability, such as the Russian invasion of Ukraine or hostilities in Israel and the Gaza Strip, changes in U.S. economic policy that adversely impact the U.S. economy and/or economies worldwide, or instability from an outbreak of pandemic or contagious disease in or around the countries in which we conduct our clinical trials (such as closure of clinical trial sites, as we experienced in our ReDUX4 clinical trial due to COVID-19), could delay the commencement or rate of completion of our clinical trials; and
•
regulators may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy, or REMS.

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

Identifying and qualifying patients to participate in and complete clinical trials for our product candidates is critical to our success. Successful and timely completion of clinical trials requires that we enroll a sufficient number of patients that meet both the enrollment criteria, and who remain in the trial until its conclusion. For example, in our Phase 1b trial of pociredir, although we enrolled six subjects in the initial cohort, only three subjects remained evaluable as of the initial data cutoff date. Subsequently, we modified the study protocol to monitor subject adherence. However, if such protocols do not improve adherence and improve compliance, we may not be able to generate meaningful data. Furthermore, we may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. We revised the design of our clinical trial of pociredir in SCD to address the clinical hold imposed by the FDA, and there can be no certainty as to whether we will be successful in completing the clinical trial with its revised design, which include updated inclusion and exclusion criteria and thus a narrower set of eligible patients, which necessitated our expansion of the trial outside of the United States to address initial enrollment difficulties. Because of our primary focus on genetically-defined rare diseases, we may have difficulty enrolling a sufficient number of eligible patients.

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

Because we have limited financial and managerial resources, we are focusing our research and development efforts on rare neuromuscular, muscular, hematologic and central nervous system disorders. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. For example, we suspended further development of losmapimod after devoting significant time, effort and capital on the program but it did not meet its primary endpoint in the Phase 3 REACH trial. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

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

For example, we are aware of several product candidates in clinical development that could be competitive with product candidates that we may successfully develop and commercialize. See Item 1 “Business — Competition” in the 2024 Annual Report.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. See Item 1 “Business — Government Regulation and Product Approval — Pharmaceutical Insurance Coverage and Health Care Reform” in the 2024 Annual Report.

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

Our future profitability will depend, in part, on our ability to commercialize our product candidates in markets outside of the United States and the European Union. If we commercialize our product candidates in foreign markets, we will be subject to additional risks and uncertainties, including:

•
economic weakness, including inflation, or political instability in particular economies and markets, which could include localized disputes that have a broader regional or global impact (such as the Russian invasion of Ukraine or recent hostilities in Israel and the Gaza Strip);
•
the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements, many of which vary between countries;
•
different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•
tariffs and trade barriers, as well as other governmental controls and trade restrictions;
•
other trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or foreign governments (such as the recent announced tariffs by the current U.S. administration, which have led to volatility in the market and uncertainty);
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
•
collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability; and
•
collaborations may be terminated for the convenience of the collaborator (e.g., our former collaboration with Acceleron Pharma, Inc. and our collaboration with MyoKardia, Inc., which will terminate on June 26, 2025), and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

If we are not able to establish collaborations, we may have to alter our development and commercialization plans and our business could be adversely affected.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not published at all. Therefore, neither we nor our licensors can know with certainty whether either we or our licensors were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and in-licensed patent rights are highly uncertain. Moreover, our owned and in-licensed pending and future patent applications may not result in patents being issued which protect our technology and product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, could affect the value or narrow the scope of our patent rights. For information relating to our patent portfolio, see Item 1 “Business—Intellectual Property” in the 2024 Annual Report.

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

There are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, an ANDA applicant would not have to provide notice to us with respect to that patent. See Item 1 “Business—Intellectual Property” in the 2024 Annual Report for additional information regarding patent laws and patent protection.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the Presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on September 30, 2025.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

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

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

If we obtain regulatory approval and commercialize any products, healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. See Item 1 “Business—Government Regulation and Product Approvals—Health Care Law and Regulation” in the 2024 Annual Report.

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

Similar data protection laws are either in place or under way in the United States. There are a broad variety of privacy and data security laws and regulations that may be applicable to our activities governing the collection, use, disclosure, and protection of health-related and other personal information (including, state data breach notification laws, health information and/or genetic privacy laws and federal and state consumer protection laws including Section 5 of the FTC Act, HIPAA, and the California Consumer Privacy Act, or CCPA). For example, the CCPA as amended by the California Privacy Rights Act, has created certain requirements for data use, sharing and transparency, and provides California residents certain rights concerning their personal information, such as access, correction, deletion and opt out of selling or sharing such data. More than a dozen other states have implemented privacy legislation similar to the CCPA or are preparing to implement their own regulatory frameworks. For example, Washington state’s My Health My Data Act, which took effect in March 2024, expands the definition of consumer health data, affords consumers with privacy rights and creates a private right of action, which could generate litigation. A wide range of enforcement agencies at both the state and federal levels, such as the Federal Trade Commission and state Attorneys General have been increasingly aggressive in reviewing and enforcing privacy and data security-related consumer protection laws. Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. See Item 1 “Business –Government Regulation and Product Approvals” in the 2024 Annual Report.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed. See Item 1 “Business—Government Regulation and Product Approval—Pharmaceutical Insurance Coverage and Health Care Reform” in the 2024 Annual Report.

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

We have had executive transitions, including of our chief executive officer, chief financial officer, president of research and development, chief scientific officer, and chief medical officer. We cannot predict the likelihood, timing or effect of future transitions among our executive leadership. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Even if we are successful in our efforts to replace our executive leadership, we cannot guarantee that we will not face similar turnover in the future. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. In August 2022 and September 2024, we announced a workforce reduction in our research and development function, which may make us a less attractive employer to future candidates. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of April 24, 2025, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 72.6% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

As a public company we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements, and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

(c) None.

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

FULCRUM THERAPEUTICS, INC.

Date: May 1, 2025	By:	/s/ Alex C. Sapir
Alex C. Sapir
President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2025	By:	/s/ Alan Musso
Alan Musso
Chief Financial Officer (Principal Financial Officer)