Form 10-Q
period 2025-06-30
Fulcrum Therapeutics, Inc.
filed 2025-07-29
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 22, 2025, the registrant had 54,091,588 shares of common stock, $0.001 par value per share, outstanding.

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $9.7 million for the year ended December 31, 2024. Our net loss was $35.0 million for the six months ended June 30, 2025. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of June 30, 2025, we had an accumulated deficit of $554.3 million.
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
•
Our business was negatively impacted by the COVID-19 pandemic and may in the future be impacted by any future pandemics, as well as other geopolitical events that can impact our clinical trials or the supply chain, such as the Russian invasion of Ukraine or ongoing hostilities in Israel and the Gaza Strip, and the recent conflict in Iran, or changes in U.S. economic policy announced by the current administration, including tariffs. These events have led to volatility in the market and uncertainty and may adversely impact the U.S. economy and/or economies worldwide, which could result in adverse effects on our business and operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$42,588	$58,212
Marketable securities	171,523	182,809
Unbilled accounts receivable	—	2,096
Prepaid expenses and other current assets	5,262	6,806
Total current assets	219,373	249,923
Property and equipment, net	3,269	3,900
Operating lease right-of-use assets	4,979	5,684
Restricted cash	1,205	1,201
Other assets	12	10
Total assets	$228,838	$260,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,751	$1,164
Accrued expenses and other current liabilities	4,941	7,694
Operating lease liability, current	2,293	2,186
Total current liabilities	8,985	11,044
Operating lease liability, excluding current portion	5,278	6,443
Other liabilities, excluding current portion	197	197
Total liabilities	14,460	17,684
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 54,091,588 and 53,968,303 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	54	54
Additional paid-in capital	768,591	762,248
Accumulated other comprehensive gain	82	130
Accumulated deficit	(554,349)	(519,398)
Total stockholders’ equity	214,378	243,034
Total liabilities and stockholders’ equity	$228,838	$260,718

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	—	80,000	—	80,000
Operating expenses:
Research and development	12,987	17,261	26,391	37,034
General and administrative	6,828	10,247	13,827	20,308
Total operating expenses	19,815	27,508	40,218	57,342
(Loss) income from operations	(19,815)	52,492	(40,218)	22,658
Other income, net	2,519	2,917	5,267	5,881
Net (loss) income	$(17,296)	$55,409	$(34,951)	$28,539
Net (loss) income per share, basic	$(0.28)	$0.89	$(0.56)	$0.46
Net (loss) income per share, diluted	$(0.28)	$0.87	$(0.56)	$0.45
Weighted-average common shares outstanding, basic	62,544	62,205	62,506	62,095
Weighted-average common shares outstanding, diluted	62,544	63,587	62,506	63,684

Comprehensive (loss) income:
Net (loss) income	$(17,296)	$55,409	$(34,951)	$28,539
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	12	68	(48)	(230)
Total other comprehensive gain (loss)	12	68	(48)	(230)
Comprehensive (loss) income	$(17,284)	$55,477	$(34,999)	$28,309

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain	Deficit	Equity
Balance at December 31, 2023	61,915,367	62	744,940	(136)	(509,673)	235,193
Issuance of common stock under employee benefit plans	214,094	—	1,651	—	—	1,651
Vesting of restricted stock awards	11,550	—	—	—	—	—
Stock-based compensation expense	—	—	3,916	—	—	3,916
Unrealized loss on marketable securities	—	—	—	(298)	—	(298)
Net loss	—	—	—	—	(26,870)	(26,870)
Balance at March 31, 2024	62,141,011	$62	$750,507	$(434)	$(536,543)	$213,592
Issuance of common stock under employee benefit plans	98,844	—	377	—	—	377
Vesting of restricted stock awards	10,776	—	—	—	—	—
Stock-based compensation expense	—	—	4,344	—	—	4,344
Unrealized gain on marketable securities	—	—	—	68	—	68
Net income	—	—	—	—	55,409	55,409
Balance at June 30, 2024	62,250,631	$62	$755,228	$(366)	$(481,134)	$273,790
Balance at December 31, 2024	53,968,303	54	762,248	130	(519,398)	243,034
Vesting of restricted stock awards	11,003	—	—	—	—	—
Stock-based compensation expense	—	—	3,167	—	—	3,167
Unrealized loss on marketable securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(17,655)	(17,655)
Balance at March 31, 2025	53,979,306	$54	$765,415	$70	$(537,053)	$228,486
Issuance of common stock under employee benefit plans	103,780	—	301	—	—	301
Vesting of restricted stock awards	8,502	—	—	—	—	—
Stock-based compensation expense	—	—	2,875	—	—	2,875
Unrealized gain on marketable securities	—	—	—	12	—	12
Net loss	—	—	—	—	(17,296)	(17,296)
Balance at June 30, 2025	54,091,588	$54	$768,591	$82	$(554,349)	$214,378

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net (loss) income	$(34,951)	$28,539
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	697	855
Stock-based compensation expense	6,042	8,260
Net accretion of discounts on marketable securities	(1,984)	(2,295)
Changes in operating assets and liabilities:
Unbilled accounts receivable	2,096	(1,796)
Prepaid expenses and other current assets	1,544	1,266
Operating lease assets and liabilities	(353)	(350)
Other assets	(2)	22
Accounts payable	587	807
Accrued expenses and other liabilities	(2,753)	(1,693)
Net cash (used in) provided by operating activities	$(29,077)	$33,615
Investing activities
Purchases of marketable securities	(136,790)	(119,054)
Maturities of marketable securities	150,011	144,702
Purchases of property and equipment	(65)	(28)
Net cash provided by investing activities	13,156	25,620
Financing activities
Proceeds from issuance of common stock under benefit plans, net	301	2,028
Net cash provided by financing activities	301	2,028
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,620)	61,263
Cash, cash equivalents, and restricted cash, beginning of period	59,413	26,655
Cash, cash equivalents, and restricted cash, end of period	$43,793	$87,918
Supplemental cash flow information
Cash paid for operating lease liabilities	$1,306	$1,478
Non-cash investing and financing activities:
Property and equipment purchases unpaid at end of period	$—	$19

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$42,588	$86,702
Restricted cash	1,205	1,216
Total cash, cash equivalents, and restricted cash	$43,793	$87,918

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2025 and the results of its operations and its cash flows for the three and six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2025 (the “Annual Report on Form 10-K”).

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of its capital stock and from upfront payments received from collaboration and license agreements. As of June 30, 2025, the Company had an accumulated deficit of $554.3 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to advance and expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2025.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at June 30, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$42,588	$42,588	$—	$—
Marketable securities:
U.S. Treasury securities	9,990	—	9,990	—
Government agency securities	13,786	—	13,786	—
Corporate bonds	147,747	—	147,747	—
Total	$214,111	$42,588	$171,523	$—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$45,722	$45,722	$—	$—
U.S. Treasury securities	12,490	—	12,490	—
Marketable securities:
U.S. Treasury securities	2,496	—	2,496	—
Government agency securities	11,282	—	11,282	—
Corporate bonds	169,031	—	169,031	—
Total	$241,021	$45,722	$195,299	$—

There were no transfers between fair value levels during the three and six months ended June 30, 2025.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$42,588	$—	$—	$42,588
Total cash equivalents	42,588	—	—	42,588
Marketable securities:
U.S. Treasury securities	9,990	—	—	9,990
Government agency securities	13,791	4	(9)	13,786
Corporate bonds	147,660	148	(61)	147,747
Total marketable securities	171,441	152	(70)	171,523
Total cash equivalents and marketable securities	$214,029	$152	$(70)	$214,111

	Fair Value Measurements at December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$45,722	$—	$—	$45,722
U.S. Treasury securities	12,488	2	—	12,490
Total cash equivalents	58,210	2	—	58,212
Marketable securities:
U.S. Treasury securities	2,496	—	—	2,496
Government agency securities	11,260	22	—	11,282
Corporate bonds	168,925	154	(48)	169,031
Total marketable securities	182,681	176	(48)	182,809
Total cash equivalents and marketable securities	$240,891	$178	$(48)	$241,021

There were no sales of marketable securities during the three and six months ended June 30, 2025. As of June 30, 2025, the Company held 18 debt securities that were in an unrealized loss position for less than 12 months with an aggregate fair value of $75.5 million. As of June 30, 2025, the Company held no debt securities that were in an unrealized loss position for greater than 12 months. As of June 30, 2025, the aggregate fair value of marketable securities with a remaining contractual maturity of greater than one year was $60.9 million.

The Company has the intent and ability to hold its debt securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and six months ended June 30, 2025.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Lab equipment	$9,909	$9,844
Furniture and fixtures	600	600
Computer equipment	393	393
Software	199	199
Leasehold improvements	7,121	7,121
Total property and equipment	18,222	18,157
Less: accumulated depreciation	(14,953)	(14,257)
Property and equipment, net	$3,269	$3,900

Depreciation expense for the three months ended June 30, 2025 and 2024 was $0.3 million and $0.4 million, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $0.7 million and $0.9 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$3,845	$5,560
Interest income receivable	1,265	1,246
Prepaid sign-on bonuses subject to vesting provisions	83	—
Accounts receivable	69	—
Total prepaid expenses and other current assets	$5,262	$6,806

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Payroll and benefits	$2,512	$2,988
External research and development	1,924	3,561
Professional services	332	682
Other	173	463
Total accrued expenses and other current liabilities	$4,941	$7,694

7. Preferred Stock

As of June 30, 2025 and December 31, 2024, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of June 30, 2025 and December 31, 2024.

No dividends have been declared since inception.

8. Common Stock

As of June 30, 2025 and December 31, 2024, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of June 30, 2025 and December 31, 2024, the Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2025	December 31, 2024
Shares reserved for exercises of outstanding stock options	12,082,312	9,354,699
Shares reserved for vesting of restricted stock units	70,669	43,072
Shares reserved for future issuance under the 2019 Stock Incentive Plan	4,445,551	5,207,362
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	2,052,030	1,671,843
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	1,827,909	1,896,209
Shares reserved for future issuance for pre-funded warrants	8,500,000	8,500,000
	28,978,471	26,673,185

Pre-Funded Warrants

In August 2024, the Company entered into separate exchange agreements with RA Capital Healthcare Fund, L.P. (“RA Capital”) and another existing institutional stockholder, pursuant to which (i) RA Capital exchanged 8,500,000 shares of the Company's common stock for a pre-funded warrant to acquire 8,500,000 shares of the Company's common stock and (ii) the other existing institutional stockholder exchanged an aggregate of 850,000 shares of the Company's common stock, for pre-funded warrants to acquire an aggregate of 850,000 shares of the Company's common stock. The aggregate 9,350,000 shares of common stock subject to the exchange agreements were retired on the date of the exchanges. As of June 30, 2025, 850,000 pre-funded warrants have been exercised.

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

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of June 30, 2025, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2025, the number of shares reserved for issuance under the 2019 Plan was increased by 2,000,000 shares. As of June 30, 2025, there were 4,445,551 shares available for future issuance under the 2019 Plan.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. Effective March 8, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 2,000,000 shares. Effective May 18, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,400,000 shares. Effective June 17, 2024, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,000,000 shares. As of June 30, 2025, there were 1,827,909 shares available for future issuance under the Inducement Plan.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the six months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,354,699	$7.46	8.03	$5,353,463
Granted	3,603,573	4.54
Exercised	(55,396)	3.21
Cancelled	(820,564)	7.58
Outstanding at June 30, 2025	12,082,312	$6.60	8.08	$22,168,239
Exercisable at June 30, 2025	5,418,213	$8.46	7.16	$7,593,294

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three and six months ended June 30, 2025 was $5.11 per share and $3.83 per share, respectively. The weighted average grant date fair value of stock options granted in the three and six months ended June 30, 2024 was $5.79 per share and $6.17 per share, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2025 was $0.2 million. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2024 was $0.1 million and $0.9 million, respectively.

The fair value of stock options granted during the three and six months ended June 30, 2025 and 2024 has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Risk-free interest rate	4.0%	4.3%	4.4%	4.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (years)	5.9	5.8	6.0	6.0
Expected stock price volatility	110.5%	102.8%	110.1%	103.1%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	43,072	$9.25
Granted	57,105	4.16
Vested	(19,505)	9.50
Cancelled	(10,003)	6.02
Unvested at June 30, 2025	70,669	$5.53

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$2,320	$2,681	$4,503	$5,268
Research and development	555	1,663	1,539	2,992
Total stock-based compensation expense	$2,875	$4,344	$6,042	$8,260

As of June 30, 2025, the Company had an aggregate of $26.1 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.56 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was increased on January 1, 2020, and will be increased annually on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2025, the number of shares reserved for issuance under the 2019 ESPP was increased by 428,571 shares. As of June 30, 2025, there were 2,052,030 shares available for future issuance under the ESPP.

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

For the purposes of ASC 606, the transaction price of the Sanofi Agreement as of the outset of the arrangement consists of the upfront cash payment of $80.0 million, which was allocated to the performance obligation related to the losmapimod license and recognized as revenue during the year ended December 31, 2024. During the six months ended June 30, 2025, the Company recognized no revenue associated with the upfront license payment.

For the parties’ participation in global development for losmapimod, the Company concluded that those activities and cost-sharing payments related to such activities are within the scope of ASC 808, as both parties are active participants in the development activities and are exposed to significant risks and rewards of those activities under the Sanofi agreement. The Company assessed its relationship with Sanofi, the economics and nature of the global development activities, and the contractual terms of the Sanofi Agreement and concluded that, in accordance with its policy, payments to or reimbursements from Sanofi related to the global development activities will be accounted for as an increase to or reduction of research and development expenses. During the three and six months ended June 30, 2025, the Company recorded a reduction in research and development expenses in connection with global development activities for losmapimod of less than $0.1 million and $1.0 million, respectively.

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

The Company made an undisclosed upfront non-refundable, non-creditable payment to CAMP4. If the Company succeeds in developing and commercializing licensed products, CAMP4 will be eligible to receive (i) up to $35.0 million in development and regulatory milestone payments, and (ii) up to $35.0 million in sales milestone payments. CAMP4 is also eligible to receive royalties on worldwide net sales of licensed products ranging from mid-single digit to low-double digit, subject to potential reduction following loss of patent coverage, the launch of certain generic products or royalty stacking for licenses of third party intellectual property. The royalties will expire on a product-by-product and country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering the compounds in such country, (ii) the expiration of all regulatory exclusivities in such country, and (iii) 10 years following the first commercial sale in such country. The Company is responsible for the costs associated with the development and regulatory approvals of licensed products. In April 2025, the Company achieved a $0.6 million preclinical milestone that the Company recorded as research and development expense during the three and six months ended June 30, 2025.

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

11. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of June 30, 2025 and December 31, 2024. Operating lease expense associated with this lease for the three and six months ended June 30, 2025 was approximately $0.5 million and $1.0 million, respectively. Variable lease expense associated with this lease for the three and six months ended June 30, 2025 was approximately $0.3 million and $0.6 million, respectively.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of June 30, 2025, are as follows (in thousands):

2025(1)	1,343
2026	2,729
2027	2,811
Thereafter	1,426
Total minimum lease payments	8,309
Less: imputed interest	(738)
Total lease liability	$7,571

(1) Amounts are for the six months ending December 31, 2025.

12. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2025 or December 31, 2024.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. Other than attorneys’ fees and costs related to the defense of a securities action, which closed in March 28, 2025, no such costs have been incurred during the three and six months ended June 30, 2025.

13. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.1 million and $0.2 million, respectively, in contributions to the 401(k) Plan for the three and six months ended June 30, 2025. The Company made $0.2 million and $0.4 million, respectively, in contributions to the 401(k) Plan for the three and six months ended June 30, 2024.

14. Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period, including the 8,500,000 shares of common stock issuable upon the exercise of pre-funded warrants that are exercisable for little or no consideration, as described in Note 8. Diluted net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of common equivalent shares outstanding for the period, including the 8,500,000 shares of common stock issuable upon the exercise of pre-funded warrants that are exercisable for little or no consideration as well as any dilutive effect from outstanding stock options, unvested restricted stock, restricted stock units, and employee stock purchase plan stock using the treasury stock method. In periods with reported net operating losses, all common stock equivalents are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

The calculation of net (loss) income and the number of shares used to compute basic and diluted net (loss) income per share for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income, basic and diluted	$(17,296)	$55,409	$(34,951)	$28,539
Weighted-average common shares outstanding, basic	62,544	62,205	62,506	62,095
Effect of dilutive securities:
Stock options	—	1,359	—	1,562
Restricted stock units	—	23	—	27
Weighted-average common shares outstanding, diluted	62,544	63,587	62,506	63,684
Net (loss) income per share, basic	$(0.28)	$0.89	$(0.56)	$0.46
Net (loss) income per share, diluted	$(0.28)	$0.87	$(0.56)	$0.45

The following common stock equivalents were excluded from the calculation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	12,082,312	8,027,624	12,082,312	7,306,339
Restricted stock units	70,669	27,401	70,669	18,309
Total	12,152,981	8,055,025	12,152,981	7,324,648

15. Restructuring Activities

In September 2024, the Company announced a plan to reprioritize research and development activities to focus on advancing pociredir for the treatment of sickle cell disease, novel therapeutic agents for the treatment of DBA, and the Company's early discovery programs. The plan reduced the Company’s workforce from 80 to 51 full-time employees, including a reduction of positions across both research and development and general and administrative functions. During the three and six months ended June 30, 2025, the Company recorded no restructuring charges related to severance and other employee-related costs. During the three and six months ended June 30, 2025, the Company paid $0.1 million and $0.4 million in restructuring charges.

Accrued restructuring charges as of December 31, 2024	$377
Restructuring charges incurred during the period	—
Amounts paid during the period	(377)
Accrued restructuring charges as of June 30, 2025	$—

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

The Company and the CODM primarily utilize the segment's consolidated net (loss ) income, disaggregated between (a) research and development and (b) general and administrative, as the key indicator to assess the segment's performance and for allocating resources.

The Company's reportable segment revenue, operating expenses, and net (loss) income for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration Revenue	—	80,000	—	80,000
Operating expenses:
Research and development
Pociredir external expenses	4,093	1,706	8,357	3,804
Losmapimod external expenses	(89)	6,181	935	14,475
Employee compensation expenses (excluding stock-based compensation expenses)	2,808	4,372	5,887	8,759
Stock-based compensation expenses	555	1,663	1,539	2,992
Pre-development candidate expenses and unallocated expenses	5,620	3,339	9,673	7,004
General and administrative	6,828	10,247	13,827	20,308
Total operating expenses	19,815	27,508	40,218	57,342
(Loss) income from operations	(19,815)	52,492	(40,218)	22,658
Other income, net	2,519	2,917	5,267	5,881
Net (loss) income	$(17,296)	$55,409	$(34,951)	$28,539

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

In January 2023, we announced interim data from the 6 mg and 2 mg once daily dose cohorts of our Phase 1b clinical trial of pociredir in SCD. Although we commenced enrollment in the 12 mg dose cohort, in February 2023 the FDA placed a full clinical hold on the investigational new drug, or IND, application for pociredir for SCD, which was lifted in August 2023. Following the clinical hold, we amended the protocol to revise the inclusion and exclusion criteria for the Phase 1b clinical trial to target subjects with higher disease severity. We reinitiated the Phase 1b clinical trial at the 12 mg once daily dose level in the fourth quarter of 2023.

In July 2025, we announced results from the 12 mg dose cohort of our Phase 1b trial, following conclusion of the 12-week treatment period (n=16). Results are as follows:

•
Mean absolute fetal hemoglobin, or HbF, increased by 8.6% at 12 weeks of treatment with pociredir, representing an increase from a baseline of 7.6% to 16.2%. Seven of 16 patients achieved absolute HbF levels greater than 20% after 12 weeks of treatment with pociredir. HbF levels of 20% are associated with approximately 90% of individual patients experiencing zero vaso-occlusive crises, or VOCs, per year, based on a recent analysis of real-world data we conducted, which has been accepted for publication at the 20th Annual Sickle Cell & Thalassaemia Conference (ASCAT), to be held in London, United Kingdom, October 1-4, 2025.
•
Proportion of F-cells (HbF-containing red blood cells) increased from a mean of 34% at baseline to 67% at 12 weeks of treatment (n=8), consistent with pan-cellular HbF induction (evenly distributed across red blood cells). F-cells are resistant to red blood cell sickling and hemolysis because of HbF-mediated inhibition of sickle hemoglobin polymerization. Consequently, a higher proportion of F-cells is associated with improved red blood cell health.
•
Markers of hemolysis and erythropoiesis improved with pociredir treatment at 12 weeks:
o
Decreased indirect bilirubin (mean decrease of 37%)
o
Decreased lactate dehydrogenase (mean decrease of 28%)
o
Decreased red cell distribution width (mean decrease of 27%), indicating a more uniform red blood cell population
o
Decreased reticulocyte counts (mean decrease of 30%), indicating healthier bone marrow function
•
Mean hemoglobin concentration increased by 0.9 g/dL at 12 weeks of treatment with pociredir, from a baseline of 7.8 g/dL to 8.7 g/dL. Together with the observed decrease in reticulocyte counts, the increase in total hemoglobin indicates that pociredir decreased red blood cell destruction and showed reductions in anemia.
•
A trend of reduced VOC rates was observed during the study period (as assessed by VOCs reported as adverse events, or AEs), compared to cohort patients’ VOC frequency over the 6–12 months prior to enrollment. Eight of 16 patients (50%) reported no VOCs during the treatment period (12 weeks); three VOCs occurred during the follow-up period as of the June 26, 2025 data cut-off date.
•
Through the completion of the 12 mg dose cohort, pociredir has been dosed in 135 adults, including 76 subjects in multiple dose cohorts up to 12 weeks.
o
103 healthy subjects, including 44 who received pociredir from 10 to 14 days treatment duration
o
32 SCD patients who received pociredir up to 12 weeks treatment duration

•
The safety profile for pociredir observed in the 12 mg dose cohort was consistent with previously reported safety data. Pociredir was generally well-tolerated, with no drug-related serious adverse events and no discontinuations due to treatment-emergent adverse events through the completion of the 12 mg dose cohort. In addition, all treatment-related adverse events were Grade 1.
•
Additional observations after completion of the 4-week follow-up period for 12 mg dose cohort (ongoing) will be shared at a future medical meeting.

The 12 mg data (n=16) discussed in this report relates to cohort 3b (incomplete prior 12 mg cohort (3a) conducted prior to study hold not included in this analysis).

The 20 mg once daily dose cohort is ongoing, and we expect to provide clinical data from this cohort by the end of 2025.

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

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $35.0 million for the six months ended June 30, 2025. Our net income was $28.5 million for the six months ended June 30, 2024, primarily due to the $80.0 million of collaboration revenue associated with our collaboration and license agreement with Sanofi that we recognized during the second quarter of 2024. As of June 30, 2025, we had an accumulated deficit of $554.3 million. We expect our expenses and operating losses will increase over the next several years in connection with our ongoing activities, as we:

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

As of June 30, 2025, we had $214.1 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

During the three and six months ended June 30, 2025, we recorded a less than $0.1 million and $1.0 million reduction in research and development expenses, respectively, in connection with global development activities for losmapimod. During the three and six months ended June 30, 2025, we recognized no revenue associated with the Sanofi territory-specific manufacturing activities for losmapimod. As a result of the suspension of future development of losmapimod following our September 2024 announcement that there was no statistically significant difference between losmapimod and placebo on the primary endpoint in the Phase 3 REACH trial, Sanofi terminated the license. Accordingly, we will not recognize additional revenues under the Sanofi collaboration agreement.

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

The following table summarizes our external research and development expenses by program for the three and six months ended June 30, 2025 and 2024. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Payments to or reimbursements from Sanofi related to global development activities are accounted for as an increase to or reduction of losmapimod external expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Pociredir external expenses	$4,093	$1,706	$8,357	$3,804
Losmapimod external expenses	(89)	6,181	935	14,475
Pre-development candidate expenses and unallocated expenses	5,620	3,339	9,673	7,004
Internal research and development expenses	3,363	6,035	7,426	11,751
Total research and development expenses	$12,987	$17,261	$26,391	$37,034

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

Results of Operations

Comparison of the Three Months ended June 30, 2025 and 2024

The following summarizes our results of operations for the three months ended June 30, 2025 and 2024 along with the changes in those items in dollars:

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$
Collaboration revenue	—	80,000	(80,000)
Operating expenses:
Research and development	12,987	17,261	(4,274)
General and administrative	6,828	10,247	(3,419)
Total operating expenses	19,815	27,508	(7,693)
(Loss) income from operations	(19,815)	52,492	(72,307)
Other income, net	2,519	2,917	(398)
Net (loss) income	$(17,296)	$55,409	$(72,705)

Collaboration Revenue

Collaboration revenue decreased by $80.0 million from the three months ended June 30, 2024 to the three months ended June 30, 2025. The decrease was attributable to the recognition of $80.0 million of revenue associated with the upfront license payment received during the second quarter of 2024 under the Sanofi collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$
External research and development	$7,451	$9,591	$(2,140)
Employee compensation	3,363	6,035	(2,672)
Laboratory supplies	742	415	327
Facility costs	1,081	1,058	23
Other	350	162	188
Total research and development expenses	$12,987	$17,261	$(4,274)

Research and development expense decreased by $4.3 million from $17.3 million for the three months ended June 30, 2024 to $13.0 million for the three months ended June 30, 2025. The decrease in research and development expense was primarily attributable to the following:

•
$2.7 million of decreased employee compensation costs due to decreased headcount, including a $1.1 million decrease in stock-based compensation expense; and
•
$2.1 million of decreased external research and development costs, primarily due to the suspension of the losmapimod program, partially offset by increased development costs associated with the advancement of the Phase 1b PIONEER trial of pociredir;
•
partially offset increased laboratory supplies costs of $0.3 million and $0.2 million of increased other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$
Employee compensation	$4,268	$5,482	$(1,214)
Professional services	1,645	3,612	(1,967)
Facility costs	329	271	58
Other	586	882	(296)
Total general and administrative expenses	$6,828	$10,247	$(3,419)

General and administrative expenses decreased by $3.4 million from $10.2 million for the three months ended June 30, 2024 to $6.8 million for the three months ended June 30, 2025. The decrease in general and administrative expenses was primarily attributable to the following:

•
$2.0 million of decreased professional services costs, primarily due to decreased commercial and legal costs;
•
$1.2 million of decreased employee compensation costs due to decreased headcount, including a $0.4 million decrease in stock-based compensation expense; and
•
$0.3 million of decreased other costs.

Other Income, Net

Other income, net decreased by $0.4 million from $2.9 million for the three months ended June 30, 2024 to $2.5 million for the three months ended June 30, 2025. The decrease was primarily due to decreased interest income.

Comparison of the Six Months ended June 30, 2025 and 2024

The following summarizes our results of operations for the six months ended June 30, 2025 and 2024 along with the changes in those items in dollars:

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$
Collaboration revenue	—	80,000	(80,000)
Operating expenses:
Research and development	26,391	37,034	(10,643)
General and administrative	13,827	20,308	(6,481)
Total operating expenses	40,218	57,342	(17,124)
(Loss) income from operations	(40,218)	22,658	(62,876)
Other income, net	5,267	5,881	(614)
Net (loss) income	$(34,951)	$28,539	$(63,490)

Collaboration Revenue

Collaboration revenue decreased by $80.0 million from the six months ended June 30, 2024 to the six months ended June 30, 2025. The decrease was attributable to the recognition of $80.0 million of revenue associated with the upfront license payment received during the second quarter of 2024 under the Sanofi collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$
External research and development	$14,769	$21,801	$(7,032)
Employee compensation	7,427	11,751	(4,324)
Laboratory supplies	1,331	818	513
Facility costs	2,226	2,177	49
Other	638	487	151
Total research and development expenses	$26,391	$37,034	$(10,643)

Research and development expense decreased by $10.6 million from $37.0 million for the six months ended June 30, 2024 to $26.4 million for the six months ended June 30, 2025. The decrease in research and development expense was primarily attributable to the following:

•
$7.0 million of decreased external research and development costs, primarily due to the suspension of the losmapimod program as well as $1.0 million of reimbursement from the global development cost sharing under our collaboration with Sanofi for losmapimod, partially offset by increased development costs associated with the advancement of the Phase 1b PIONEER trial of pociredir; and
•
$4.3 million of decreased employee compensation costs due to decreased headcount, including a $1.5 million decrease in stock-based compensation expense;
•
partially offset by $0.5 million of increased laboratory supplies costs and $0.2 million of increased other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$
Employee compensation	$8,485	$11,144	$(2,659)
Professional services	3,564	6,618	(3,054)
Facility costs	637	870	(233)
Other	1,141	1,676	(535)
Total general and administrative expenses	$13,827	$20,308	$(6,481)

General and administrative expenses decreased by $6.5 million from $20.3 million for the six months ended June 30, 2024 to $13.8 million for the six months ended June 30, 2025. The decrease in general and administrative expenses was primarily attributable to the following:

•
$3.1 million of decreased professional services costs, primarily due to decreased commercial and legal costs;
•
$2.7 million of decreased employee compensation costs due to decreased headcount, including a $0.8 million decrease in stock-based compensation expense;
•
$0.2 million of decreased facility costs as a result of the expiration of our lease agreement for office space at 125 Sidney Street; and
•
$0.6 million of decreased other costs.

Other Income, Net

Other income, net decreased by $0.6 million from $5.9 million for the six months ended June 30, 2024 to $5.3 million for the six months ended June 30, 2025. The decrease was primarily attributable to the expiration of our sublease agreement for office space at 125 Sidney Street as well as due to decreased interest income.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of June 30, 2025, we have funded our operations primarily with aggregate gross proceeds of $792.5 million from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $214.1 million.

In February 2024, we entered into a controlled equity offeringsm agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, as agents, with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time in our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $100.0 million through the agents. As of June 30, 2025, we have not issued or sold any shares of common stock under the at-the-market offering program.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2025:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(29,077)	$33,615
Net cash provided by investing activities	13,156	25,620
Net cash provided by financing activities	301	2,028
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(15,620)	$61,263

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $29.1 million during the six months ended June 30, 2025 compared to net cash provided by operating activities of $33.6 million during the six months ended June 30, 2024. Net cash used in operating activities during the six months ended June 30, 2025 was primarily due to our net loss of $35.0 for the six months ended June 30, 2025. Net cash provided by operating activities during the six months ended June 30, 2024 primarily consisted of the $80.0 million upfront license payment during the second quarter of 2024 under the Sanofi collaboration agreement.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $13.2 million during the six months ended June 30, 2025 compared to net cash provided by investing activities of $25.6 million during the six months ended June 30, 2024. The decrease in net cash provided by investing activities of $12.4 million was primarily due a decrease in net maturities of marketable securities during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.3 million during the six months ended June 30, 2025 compared to net cash provided by financing activities of $2.0 million during the six months ended June 30, 2024. Net cash provided by financing activities during the six months ended June 30, 2025 primarily consisted of net proceeds of $0.2 million from the issuance of common stock under our benefit plans. Net cash provided by financing activities during the six months ended June 30, 2024 primarily consisted of net proceeds of $1.8 million from the issuance of common stock under our benefit plans.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2028. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended June 30, 2025, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on February 25, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net loss was $9.7 million for the year ended December 31, 2024 and $35.0 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $554.3 million. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

As of June 30, 2025, we had cash, cash equivalents, and marketable securities of approximately $214.1 million. We believe that our cash, cash equivalents, and marketable securities as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2028. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, under a prior version of the U.S. Internal Revenue Code of 1986, as amended, or the Code, in taxable years beginning after December 31, 2021, we were required to capitalize and amortize expenses incurred for research and development in the United States. However, recent legislation signed into law on July 4, 2025 made significant changes to U.S. federal tax law, which may have an adverse effect on our cash flow. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

In general, under Section 382 of the Code, or Section 382, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income. We conducted an analysis under Section 382 and determined that for purposes of Section 382, we were deemed to have undergone an ownership change as of September 12, 2024. Accordingly, we determined that all net operating loss carryforwards and credits generated before September 12, 2024 are limited. As a result, the carryforwards before the deemed ownership change date of September 12, 2024 are not available for utilization and have been written off. The carryforwards as of December 31, 2024 were generated after the deemed ownership change. If we experience a further deemed change of control for purposes of Section 382, utilization of the net operating loss carryforwards or research and development tax credit carryforwards generated after September 12, 2024 would be subject to an annual limitation under Section 382.

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
•
unforeseen global instability, including political instability, such as the Russian invasion of Ukraine or hostilities in Israel and the Gaza Strip or Iran, changes in U.S. economic policy that adversely impact the U.S. economy and/or economies worldwide, or instability from an outbreak of pandemic or contagious disease in or around the countries in which we conduct our clinical trials (such as closure of clinical trial sites, as we experienced in our ReDUX4 clinical trial due to COVID-19), could delay the commencement or rate of completion of our clinical trials; and
•
regulators may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy, or REMS.

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

Our future profitability will depend, in part, on our ability to commercialize our product candidates in markets outside of the United States and the European Union. If we commercialize our product candidates in foreign markets, we will be subject to additional risks and uncertainties, including:

•
economic weakness, including inflation, or political instability in particular economies and markets, which could include localized disputes that have a broader regional or global impact (such as the Russian invasion of Ukraine or ongoing hostilities in Israel and the Gaza Strip, and the recent conflict in Iran);
•
the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements, many of which vary between countries;
•
different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•
tariffs and trade barriers, as well as other governmental controls and trade restrictions;
•
other trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or foreign governments (such as the announced tariffs by the current U.S. administration, which have led to volatility in the market and uncertainty);
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
•
collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability; and
•
collaborations may be terminated for the convenience of the collaborator (e.g., our former collaborations with Acceleron Pharma, Inc. and MyoKardia, Inc., the latter of which was terminated on June 26, 2025), and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

Further, on April 15, 2025, the current U.S. administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the current U.S. administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the current U.S. administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer U.S. consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “most favored nation” pricing rule enacted during the current President’s first term in office was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded in August 2021.

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

As of July 22, 2025, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 74.9% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

FULCRUM THERAPEUTICS, INC.

Date: July 29, 2025	By:	/s/ Alex C. Sapir
Alex C. Sapir
President and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2025	By:	/s/ Alan Musso
Alan Musso
Chief Financial Officer (Principal Financial Officer)