Form 10-Q
period 2025-09-30
Fulcrum Therapeutics, Inc.
filed 2025-10-29
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 22, 2025, the registrant had 54,118,438 shares of common stock, $0.001 par value per share, outstanding.

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
•
the initiation, timing, progress and results of our current and future preclinical studies and clinical trials (including planned investigational new drug, or IND, application filings) and our research and development programs, including novel therapeutic agents for the potential treatment of bone marrow failure syndromes, such as Diamond-Blackfan anemia, or DBA, 5q deletion syndrome, Shwachman-Diamond syndrome, and Fanconi anemia, and other discovery programs;
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
•
our ability to maintain and establish collaborations, license agreements or obtain additional funding; and
•
the impact of global pandemics or other geopolitical events or prolonged government shutdowns on our business and operations, including our clinical trials and development plans, as well as our future financial results.

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $9.7 million for the year ended December 31, 2024. Our net loss was $54.5 million for the nine months ended September 30, 2025. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of September 30, 2025, we had an accumulated deficit of $573.9 million.
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
•
Our business was negatively impacted by the COVID-19 pandemic and may in the future be impacted by any future pandemics, as well as other geopolitical events that can impact our clinical trials or the supply chain, such as the Russian invasion of Ukraine or other ongoing hostilities, or changes in U.S. economic policy announced by the current administration, including tariffs, or the recent U,S, government shutdown if prolonged. These events have led to volatility in the market and uncertainty and may adversely impact the U.S. economy and/or economies worldwide, which could result in adverse effects on our business and operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$47,078	$58,212
Marketable securities	153,567	182,809
Unbilled accounts receivable	—	2,096
Prepaid expenses and other current assets	5,218	6,806
Total current assets	205,863	249,923
Property and equipment, net	3,171	3,900
Operating lease right-of-use assets	4,614	5,684
Restricted cash	1,201	1,201
Other assets	9	10
Total assets	$214,858	$260,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,856	$1,164
Accrued expenses and other current liabilities	6,428	7,694
Operating lease liability, current	2,348	2,186
Total current liabilities	11,632	11,044
Operating lease liability, excluding current portion	4,663	6,443
Other liabilities, excluding current portion	197	197
Total liabilities	16,492	17,684
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 54,108,438 and 53,968,303 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	54	54
Additional paid-in capital	772,015	762,248
Accumulated other comprehensive gain	241	130
Accumulated deficit	(573,944)	(519,398)
Total stockholders’ equity	198,366	243,034
Total liabilities and stockholders’ equity	$214,858	$260,718

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	—	—	—	80,000
Operating expenses:
Research and development	14,296	14,639	40,687	51,673
General and administrative	7,562	8,424	21,389	28,732
Restructuring expenses	—	2,063	—	2,063
Total operating expenses	21,858	25,126	62,076	82,468
Loss from operations	(21,858)	(25,126)	(62,076)	(2,468)
Other income, net	2,263	3,430	7,530	9,311
Net (loss) income	$(19,595)	$(21,696)	$(54,546)	$6,843
Net (loss) income per share, basic	$(0.31)	$(0.35)	$(0.87)	$0.11
Net (loss) income per share, diluted	$(0.31)	$(0.35)	$(0.87)	$0.11
Weighted-average common shares outstanding, basic	62,597	62,409	62,537	62,200
Weighted-average common shares outstanding, diluted	62,597	62,409	62,537	63,688

Comprehensive (loss) income:
Net (loss) income	$(19,595)	$(21,696)	$(54,546)	$6,843
Other comprehensive gain:
Unrealized gain on marketable securities	159	745	111	515
Total other comprehensive gain	159	745	111	515
Comprehensive (loss) income	$(19,436)	$(20,951)	$(54,435)	$7,358

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	61,915,367	62	744,940	(136)	(509,673)	235,193
Issuance of common stock under employee benefit plans	214,094	—	1,651	—	—	1,651
Vesting of restricted stock awards	11,550	—	—	—	—	—
Stock-based compensation expense	—	—	3,916	—	—	3,916
Unrealized loss on marketable securities	—	—	—	(298)	—	(298)
Net loss	—	—	—	—	(26,870)	(26,870)
Balance at March 31, 2024	62,141,011	$62	$750,507	$(434)	$(536,543)	$213,592
Issuance of common stock under employee benefit plans	98,844	—	377	—	—	377
Vesting of restricted stock awards	10,776	—	—	—	—	—
Stock-based compensation expense	—	—	4,344	—	—	4,344
Unrealized gain on marketable securities	—	—	—	68	—	68
Net income	—	—	—	—	55,409	55,409
Balance at June 30, 2024	62,250,631	$62	$755,228	$(366)	$(481,134)	$273,790
Issuance of common stock under employee benefit plans	188,030	—	635	—	—	635
Issuance of pre-funded warrants in exchange for common stock	(9,350,000)	(9)	9	—	—	—
Issuance of common stock pursuant to pre-funded warrant exercise	850,000	1	(1)	—	—	—
Stock-based compensation expense	—	—	3,817	—	—	3,817
Unrealized gain on marketable securities	—	—	—	745	—	745
Net loss	—	—	—	—	(21,696)	(21,696)
Balance at September 30, 2024	53,938,661	$54	$759,688	$379	$(502,830)	$257,291
Balance at December 31, 2024	53,968,303	54	762,248	130	(519,398)	243,034
Vesting of restricted stock awards	11,003	—	—	—	—	—
Stock-based compensation expense	—	—	3,167	—	—	3,167
Unrealized loss on marketable securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(17,655)	(17,655)
Balance at March 31, 2025	53,979,306	$54	$765,415	$70	$(537,053)	$228,486
Issuance of common stock under employee benefit plans	103,780	—	301	—	—	301
Vesting of restricted stock awards	8,502	—	—	—	—	—
Stock-based compensation expense	—	—	2,875	—	—	2,875
Unrealized gain on marketable securities	—	—	—	12	—	12
Net loss	—	—	—	—	(17,296)	(17,296)
Balance at June 30, 2025	54,091,588	$54	$768,591	$82	$(554,349)	$214,378
Issuance of common stock under employee benefit plans	16,850	—	64	—	—	64
Stock-based compensation expense	—	—	3,360	—	—	3,360
Unrealized gain on marketable securities	—	—	—	159	—	159
Net loss	—	—	—	—	(19,595)	(19,595)
Balance at September 30, 2025	54,108,438	$54	$772,015	$241	$(573,944)	$198,366

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net (loss) income	$(54,546)	$6,843
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	1,043	1,224
Stock-based compensation expense	9,402	12,077
Net accretion of discounts on marketable securities	(2,570)	(3,447)
Changes in operating assets and liabilities:
Unbilled accounts receivable	2,096	(3,119)
Prepaid expenses and other current assets	1,588	(1,158)
Operating lease assets and liabilities	(548)	(524)
Other assets	1	1,935
Accounts payable	1,533	1,104
Accrued expenses and other liabilities	(1,266)	(392)
Net cash (used in) provided by operating activities	$(43,267)	$14,543
Investing activities
Purchases of marketable securities	(154,083)	(157,185)
Maturities of marketable securities	186,006	187,202
Purchases of property and equipment	(155)	(47)
Net cash provided by investing activities	31,768	29,970
Financing activities
Proceeds from issuance of common stock under benefit plans, net	365	2,663
Net cash provided by financing activities	365	2,663
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,134)	47,176
Cash, cash equivalents, and restricted cash, beginning of period	59,413	26,655
Cash, cash equivalents, and restricted cash, end of period	$48,279	$73,831
Supplemental cash flow information
Cash paid for operating lease liabilities	$1,978	$2,131
Non-cash investing and financing activities:
Property and equipment purchases unpaid at end of period	$159	$180

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$47,078	$72,630
Restricted cash	1,201	1,201
Total cash, cash equivalents, and restricted cash	$48,279	$73,831

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2025 and the results of its operations and its cash flows for the three and nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2025 (the “Annual Report on Form 10-K”).

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of its capital stock and from upfront payments received from collaboration and license agreements. As of September 30, 2025, the Company had an accumulated deficit of $573.9 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to advance and expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2025.

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

Recent Accounting Pronouncements - To Be Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation and income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

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

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the impact of the OBBBA and determined that it does not have a material impact on the Company’s consolidated financial position and results of operations.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at September 30, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$47,078	$47,078	$—	$—
Marketable securities:
Government agency securities	3,500	—	3,500	—
U.S. Treasury securities	4,977	—	4,977	—
Corporate bonds	145,090	—	145,090	—
Total	$200,645	$47,078	$153,567	$—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$45,722	$45,722	$—	$—
U.S. Treasury securities	12,490	—	12,490	—
Marketable securities:
U.S. Treasury securities	2,496	—	2,496	—
Government agency securities	11,282	—	11,282	—
Corporate bonds	169,031	—	169,031	—
Total	$241,021	$45,722	$195,299	$—

There were no transfers between fair value levels during the three and nine months ended September 30, 2025.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$47,078	$—	$—	$47,078
Total cash equivalents	47,078	—	—	47,078
Marketable securities:
Government agency securities	3,499	1	—	3,500
U.S. Treasury securities	4,976	1	—	4,977
Corporate bonds	144,851	246	(7)	145,090
Total marketable securities	153,326	248	(7)	153,567
Total cash equivalents and marketable securities	$200,404	$248	$(7)	$200,645

	Fair Value Measurements at December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$45,722	$—	$—	$45,722
U.S. Treasury securities	12,488	2	—	12,490
Total cash equivalents	58,210	2	—	58,212
Marketable securities:
U.S. Treasury securities	2,496	—	—	2,496
Government agency securities	11,260	22	—	11,282
Corporate bonds	168,925	154	(48)	169,031
Total marketable securities	182,681	176	(48)	182,809
Total cash equivalents and marketable securities	$240,891	$178	$(48)	$241,021

There were no sales of marketable securities during the three and nine months ended September 30, 2025. As of September 30, 2025, the Company held nine debt securities that were in an unrealized loss position for less than 12 months with an aggregate fair value of $29.9 million. As of September 30, 2025, the Company held one debt security that was in an unrealized loss position for greater than 12 months with a fair value of $5.7 million. As of September 30, 2025, the aggregate fair value of marketable securities with a remaining contractual maturity of greater than one year was $9.8 million.

The Company has the intent and ability to hold its debt securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and nine months ended September 30, 2025.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Lab equipment	$10,158	$9,844
Furniture and fixtures	600	600
Computer equipment	393	393
Software	199	199
Leasehold improvements	7,121	7,121
Total property and equipment	18,471	18,157
Less: accumulated depreciation	(15,300)	(14,257)
Property and equipment, net	$3,171	$3,900

Depreciation expense for the three months ended September 30, 2025 and 2024 was $0.3 million and $0.4 million, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $1.0 million and $1.2 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$4,233	$5,560
Interest income receivable	934	1,246
Prepaid sign-on bonuses subject to vesting provisions	51	—
Total prepaid expenses and other current assets	$5,218	$6,806

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Payroll and benefits	$2,947	$2,988
External research and development	2,811	3,561
Professional services	434	682
Other	236	463
Total accrued expenses and other current liabilities	$6,428	$7,694

7. Preferred Stock

As of September 30, 2025 and December 31, 2024, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of September 30, 2025 and December 31, 2024.

No dividends have been declared since inception.

8. Common Stock

As of September 30, 2025 and December 31, 2024, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of September 30, 2025 and December 31, 2024, the Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2025	December 31, 2024
Shares reserved for exercises of outstanding stock options	11,870,785	9,354,699
Shares reserved for vesting of restricted stock units	69,486	43,072
Shares reserved for future issuance under the 2019 Stock Incentive Plan	4,779,386	5,207,362
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	2,052,030	1,671,843
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	1,681,184	1,896,209
Shares reserved for future issuance for pre-funded warrants	8,500,000	8,500,000
	28,952,871	26,673,185

Pre-Funded Warrants

In August 2024, the Company entered into separate exchange agreements with RA Capital Healthcare Fund, L.P. (“RA Capital”) and another existing institutional stockholder, pursuant to which (i) RA Capital exchanged 8,500,000 shares of the Company's common stock for a pre-funded warrant to acquire 8,500,000 shares of the Company's common stock and (ii) the other existing institutional stockholder exchanged an aggregate of 850,000 shares of the Company's common stock, for pre-funded warrants to acquire an aggregate of 850,000 shares of the Company's common stock. The aggregate 9,350,000 shares of common stock subject to the exchange agreements were retired on the date of the exchanges. As of September 30, 2025, 850,000 pre-funded warrants have been exercised.

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

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of September 30, 2025, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2025, the number of shares reserved for issuance under the 2019 Plan was increased by 2,000,000 shares. As of September 30, 2025, there were 4,779,386 shares available for future issuance under the 2019 Plan.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. Effective March 8, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 2,000,000 shares. Effective May 18, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,400,000 shares. Effective June 17, 2024, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,000,000 shares. As of September 30, 2025, there were 1,681,184 shares available for future issuance under the Inducement Plan.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,354,699	$7.46	8.03	$5,353,463
Granted	3,806,273	4.67
Exercised	(72,246)	3.35
Cancelled	(1,217,941)	7.66
Outstanding at September 30, 2025	11,870,785	$6.57	7.86	$43,295,496
Exercisable at September 30, 2025	5,910,688	$8.16	7.02	$17,449,713

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three and nine months ended September 30, 2025 was $5.98 per share and $3.95 per share, respectively. The weighted average grant date fair value of stock options granted in the three and nine months ended September 30, 2024 was $7.17 per share and $6.44 per share, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2025 was less than $0.1 million and $0.2 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2024 was $0.6 million and $1.4 million, respectively.

The fair value of stock options granted during the three and nine months ended September 30, 2025 and 2024 has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Risk-free interest rate	4.0%	3.8%	4.4%	4.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (years)	6.1	6.1	6.0	6.0
Expected stock price volatility	110.8%	103.0%	110.2%	103.1%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	43,072	$9.25
Granted	57,105	4.16
Vested	(19,505)	9.50
Cancelled	(11,186)	6.70
Unvested at September 30, 2025	69,486	$5.41

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$2,488	$2,494	$6,991	$7,762
Research and development	872	1,323	2,411	4,315
Total stock-based compensation expense	$3,360	$3,817	$9,402	$12,077

As of September 30, 2025, the Company had an aggregate of $22.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.41 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was increased on January 1, 2020, and will be increased annually on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2025, the number of shares reserved for issuance under the 2019 ESPP was increased by 428,571 shares. As of September 30, 2025, there were 2,052,030 shares available for future issuance under the ESPP.

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

For the purposes of ASC 606, the transaction price of the Sanofi Agreement as of the outset of the arrangement consists of the upfront cash payment of $80.0 million, which was allocated to the performance obligation related to the losmapimod license and recognized as revenue during the year ended December 31, 2024. During the nine months ended September 30, 2025, the Company recognized no revenue associated with the upfront license payment.

For the parties’ participation in global development for losmapimod, the Company concluded that those activities and cost-sharing payments related to such activities are within the scope of ASC 808, as both parties are active participants in the development activities and are exposed to significant risks and rewards of those activities under the Sanofi agreement. The Company assessed its relationship with Sanofi, the economics and nature of the global development activities, and the contractual terms of the Sanofi Agreement and concluded that, in accordance with its policy, payments to or reimbursements from Sanofi related to the global development activities will be accounted for as an increase to or reduction of research and development expenses. During the three months ended September 30, 2025, the Company recorded no reduction in research and development expenses in connection with global development activities for losmapimod due to the termination of the agreement in April 2025. During the nine months ended September 30, 2025, the Company recorded a reduction in research and development expenses in connection with global development activities for losmapimod of $1.0 million.

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

The Company made an undisclosed upfront non-refundable, non-creditable payment to CAMP4. If the Company succeeds in developing and commercializing licensed products, CAMP4 will be eligible to receive (i) up to $35.0 million in development and regulatory milestone payments, and (ii) up to $35.0 million in sales milestone payments. CAMP4 is also eligible to receive royalties on worldwide net sales of licensed products ranging from mid-single digit to low-double digit, subject to potential reduction following loss of patent coverage, the launch of certain generic products or royalty stacking for licenses of third party intellectual property. The royalties will expire on a product-by-product and country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering the compounds in such country, (ii) the expiration of all regulatory exclusivities in such country, and (iii) 10 years following the first commercial sale in such country. The Company is responsible for the costs associated with the development and regulatory approvals of licensed products. In April 2025, the Company achieved a $0.6 million preclinical milestone that the Company recorded as research and development expense during the nine months ended September 30, 2025.

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

11. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of September 30, 2025 and December 31, 2024. Operating lease expense associated with this lease for the three and nine months ended September 30, 2025 was approximately $0.5 million and $1.4 million, respectively. Variable lease expense associated with this lease for the three and nine months ended September 30, 2025 was approximately $0.3 million and $0.8 million, respectively.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of September 30, 2025, are as follows (in thousands):

2025(1)	671
2026	2,729
2027	2,811
Thereafter	1,426
Total minimum lease payments	7,637
Less: imputed interest	(626)
Total lease liability	$7,011

(1) Amounts are for the three months ending December 31, 2025.

12. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2025 or December 31, 2024.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. Other than attorneys’ fees and costs related to the defense of a securities action, which closed in March 28, 2025, no such costs have been incurred during the three and nine months ended September 30, 2025.

13. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.1 million and $0.3 million, respectively, in contributions to the 401(k) Plan for the three and nine months ended September 30, 2025. The Company made $0.2 million and $0.6 million, respectively, in contributions to the 401(k) Plan for the three and nine months ended September 30, 2024.

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

The calculation of net (loss) income and the number of shares used to compute basic and diluted net (loss) income per share for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income, basic and diluted	$(19,595)	$(21,696)	$(54,546)	$6,843
Weighted-average common shares outstanding, basic	62,597	62,409	62,537	62,200
Effect of dilutive securities:
Stock options	—	—	—	1,461
Restricted stock units	—	—	—	27
Weighted-average common shares outstanding, diluted	62,597	62,409	62,537	63,688
Net (loss) income per share, basic	$(0.31)	$(0.35)	$(0.87)	$0.11
Net (loss) income per share, diluted	$(0.31)	$(0.35)	$(0.87)	$0.11

The following common stock equivalents were excluded from the calculation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	11,870,785	10,746,789	11,870,785	7,479,764
Restricted stock units	69,486	71,138	69,486	17,823
Total	11,940,271	10,817,927	11,940,271	7,497,587

15. Restructuring Activities

In September 2024, the Company announced a plan to reprioritize research and development activities to focus on advancing pociredir for the treatment of sickle cell disease, novel therapeutic agents for the treatment of DBA, and the Company's early discovery programs. The plan reduced the Company’s workforce from 80 to 51 full-time employees, including a reduction of positions across both research and development and general and administrative functions. During the three and nine months ended September 30, 2025, the Company recorded no restructuring charges related to severance and other employee-related costs. During the three months ended September 30, 2025, the Company paid no restructuring charges. During the nine months ended September 30, 2025, the Company paid $0.4 million in restructuring charges.

Accrued restructuring charges as of December 31, 2024	$377
Restructuring charges incurred during the period	—
Amounts paid during the period	(377)
Accrued restructuring charges as of September 30, 2025	$—

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

The Company's reportable segment revenue, operating expenses, and net (loss) income for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration Revenue	—	—	—	80,000
Operating expenses:
Research and development
Pociredir external expenses	5,412	2,216	13,769	6,020
Losmapimod external expenses	169	4,308	1,104	18,783
Employee compensation expenses (excluding stock-based compensation expenses)	3,145	3,272	9,032	12,031
Stock-based compensation expenses	872	1,323	2,411	4,315
Pre-development candidate expenses and unallocated expenses	4,698	3,520	14,371	10,524
General and administrative	7,562	8,424	21,389	28,732
Restructuring expenses	—	2,063	—	2,063
Total operating expenses	21,858	25,126	62,076	82,468
Loss from operations	(21,858)	(25,126)	(62,076)	(2,468)
Other income, net	2,263	3,430	7,530	9,311
Net (loss) income	$(19,595)	$(21,696)	$(54,546)	$6,843

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

In July 2025, we announced results from the 12 mg dose cohort of our Phase 1b trial of pociredir in SCD, following conclusion of the 12-week treatment period (n=16). Results are as follows:

•
Mean absolute fetal hemoglobin, or HbF, increased by 8.6% at 12 weeks of treatment with pociredir, representing an increase from a baseline of 7.6% to 16.2%. Seven of 16 patients achieved absolute HbF levels greater than 20% after 12 weeks of treatment with pociredir. HbF levels of 20% are associated with approximately 90% of individual patients experiencing zero vaso-occlusive crises, or VOCs, per year, based on an analysis of real-world data we conducted that was presented at the 20th Annual Sickle Cell & Thalassaemia Conference (ASCAT) in October 2025.
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

This 12 mg data (n=16) relates to cohort 3b (incomplete prior 12 mg cohort (3a) conducted prior to clinical study hold not included in this analysis).

We have completed enrollment in the 20 mg dose cohort with 12 patients (excluding 1 discontinuation that was previously disclosed), with greater than 90% rates of adherence to study drug to date, and we expect to provide clinical data from this cohort by the end of 2025. The mean and median baseline HbF levels of the 12 patients enrolled in the 20 mg dose cohort is 7.1% and 7.3%, respectively. We are also initiating an open label extension trial to allow patients to continue receiving pociredir after completing the PIONEER trial, enabling longer-term evaluation of safety and durability of response.

In addition to our product candidates, we developed a discovery approach that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat known root causes of genetically defined rare diseases. Our discovery approach led to the identification of pociredir for SCD, as well as other drug candidates. We continue to advance our program for the potential treatment of bone marrow failure syndromes, such as DBA, 5q deletion syndrome, Shwachman-Diamond syndrome, and Fanconi anemia, and we plan to submit an IND during the fourth quarter of 2025. We also presented preclinical data for FTX-6274, an oral embryonic ectoderm development, or EED, inhibitor candidate, at the European Society for Medical Oncology (ESMO) Congress 2025, demonstrating robust efficacy in castration resistant prostate cancer models.

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $54.5 million for the nine months ended September 30, 2025. Our net income was $6.8 million for the nine months ended September 30, 2024, primarily due to the $80.0 million of collaboration revenue associated with our now terminated collaboration and license agreement with Sanofi that we recognized during the second quarter of 2024. As of September 30, 2025, we had an accumulated deficit of $573.9 million. We expect our expenses and operating losses will increase over the next several years in connection with our ongoing activities, as we:

•
continue our clinical development of pociredir;
•
continue our ongoing preclinical studies;
•
advance clinical-stage product candidates into later stage trials;
•
pursue the discovery of drug targets for other genetically-defined rare diseases and the subsequent development of any resulting product candidates, including for the potential treatment of bone marrow failure syndromes, such as DBA, 5q deletion syndrome, Shwachman-Diamond syndrome, and Fanconi anemia under our license agreement with CAMP4;
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

As of September 30, 2025, we had $200.6 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

During the three and nine months ended September 30, 2025, we recorded zero and $1.0 million reduction in research and development expenses, respectively, in connection with global development activities for losmapimod. During the three and nine months ended September 30, 2025, we recognized no revenue associated with the Sanofi territory-specific manufacturing activities for losmapimod. As a result of the suspension of future development of losmapimod following our September 2024 announcement that there was no statistically significant difference between losmapimod and placebo on the primary endpoint in the Phase 3 REACH trial, Sanofi terminated the license. Accordingly, we will not recognize additional revenues under the Sanofi collaboration agreement.

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

The following table summarizes our external research and development expenses by program for the three and nine months ended September 30, 2025 and 2024. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Payments to or reimbursements from Sanofi related to global development activities are accounted for as an increase to or reduction of losmapimod external expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Pociredir external expenses	$5,412	$2,216	$13,769	$6,020
Losmapimod external expenses	169	4,308	1,104	18,783
Pre-development candidate expenses and unallocated expenses	4,698	3,520	14,371	10,524
Internal research and development expenses	4,017	4,595	11,443	16,346
Total research and development expenses	$14,296	$14,639	$40,687	$51,673

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

Results of Operations

Comparison of the Three Months ended September 30, 2025 and 2024

The following summarizes our results of operations for the three months ended September 30, 2025 and 2024 along with the changes in those items in dollars:

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	$
Collaboration revenue	—	—	—
Operating expenses:
Research and development	14,296	14,639	(343)
General and administrative	7,562	8,424	(862)
Restructuring expenses	—	2,063	(2,063)
Total operating expenses	21,858	25,126	(3,268)
Loss from operations	(21,858)	(25,126)	3,268
Other income, net	2,263	3,430	(1,167)
Net loss	$(19,595)	$(21,696)	$2,101

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	$
External research and development	$8,378	$8,171	$207
Employee compensation	4,017	4,594	(577)
Laboratory supplies	481	418	63
Facility costs	1,131	1,174	(43)
Other	289	282	7
Total research and development expenses	$14,296	$14,639	$(343)

Research and development expense decreased by $0.3 million from $14.6 million for the three months ended September 30, 2024 to $14.3 million for the three months ended September 30, 2025. The decrease in research and development expense was primarily attributable to the following:

•
$0.6 million of decreased employee compensation costs due to decreased headcount, including a $0.5 million decrease in stock-based compensation expense;
•
partially offset by $0.2 million of increased external research and development costs, primarily due to increased development costs associated with the advancement of the Phase 1b PIONEER trial of pociredir, partially offset by decreased costs due to the suspension of the losmapimod program; and
•
increased laboratory supplies costs of $0.1 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	$
Employee compensation	$4,482	$4,397	$85
Professional services	2,203	2,990	(787)
Facility costs	260	285	(25)
Other	617	752	(135)
Total general and administrative expenses	$7,562	$8,424	$(862)

General and administrative expenses decreased by $0.8 million from $8.4 million for the three months ended September 30, 2024 to $7.6 million for the three months ended September 30, 2025. The decrease in general and administrative expenses was primarily attributable to the following:

•
$0.8 million of decreased professional services costs, primarily due to decreased commercial costs; and
•
$0.1 million of decreased other costs;
•
partially offset by $0.1 million of increased employee compensation costs.

Other Income, Net

Other income, net decreased by $1.1 million from $3.4 million for the three months ended September 30, 2024 to $2.3 million for the three months ended September 30, 2025. The decrease was primarily due to a decrease in our average cash, cash equivalents, and marketable securities balance.

Comparison of the Nine Months ended September 30, 2025 and 2024

The following summarizes our results of operations for the nine months ended September 30, 2025 and 2024 along with the changes in those items in dollars:

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$
Collaboration revenue	—	80,000	(80,000)
Operating expenses:
Research and development	40,687	51,673	(10,986)
General and administrative	21,389	28,732	(7,343)
Restructuring expenses	—	2,063	(2,063)
Total operating expenses	62,076	82,468	(20,392)
Loss from operations	(62,076)	(2,468)	(59,608)
Other income, net	7,530	9,311	(1,781)
Net (loss) income	$(54,546)	$6,843	$(61,389)

Collaboration Revenue

Collaboration revenue decreased by $80.0 million from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. The decrease was attributable to the recognition of $80.0 million of revenue associated with the upfront license payment received during the second quarter of 2024 under the now terminated Sanofi collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$
External research and development	$23,147	$29,972	$(6,825)
Employee compensation	11,444	16,345	(4,901)
Laboratory supplies	1,812	1,236	576
Facility costs	3,357	3,351	6
Other	927	769	158
Total research and development expenses	$40,687	$51,673	$(10,986)

Research and development expense decreased by $11.0 million from $51.7 million for the nine months ended September 30, 2024 to $40.7 million for the nine months ended September 30, 2025. The decrease in research and development expense was primarily attributable to the following:

•
$6.8 million of decreased external research and development costs, primarily due to the suspension of the losmapimod program as well as $1.0 million of reimbursement from the global development cost sharing under our former collaboration with Sanofi for losmapimod, partially offset by increased development costs associated with the advancement of the Phase 1b PIONEER trial of pociredir; and
•
$4.9 million of decreased employee compensation costs due to decreased headcount, including a $1.9 million decrease in stock-based compensation expense;
•
partially offset by $0.6 million of increased laboratory supplies costs and $0.2 million of increased other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$
Employee compensation	$12,967	$15,541	$(2,574)
Professional services	5,767	9,608	(3,841)
Facility costs	897	1,155	(258)
Other	1,758	2,428	(670)
Total general and administrative expenses	$21,389	$28,732	$(7,343)

General and administrative expenses decreased by $7.3 million from $28.7 million for the nine months ended September 30, 2024 to $21.4 million for the nine months ended September 30, 2025. The decrease in general and administrative expenses was primarily attributable to the following:

•
$3.8 million of decreased professional services costs, primarily due to decreased commercial and legal costs;
•
$2.6 million of decreased employee compensation costs due to decreased headcount, including a $0.8 million decrease in stock-based compensation expense;
•
$0.3 million of decreased facility costs as a result of the expiration of our lease agreement for office space at 125 Sidney Street; and
•
$0.7 million of decreased other costs.

Other Income, Net

Other income, net decreased by $1.8 million from $9.3 million for the nine months ended September 30, 2024 to $7.5 million for the nine months ended September 30, 2025. The decrease was primarily attributable to the expiration of our sublease agreement for office space at 125 Sidney Street as well as a decrease in our average cash, cash equivalents, and marketable securities balance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of September 30, 2025, we have funded our operations primarily with aggregate gross proceeds of $792.5 million from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $200.6 million.

In February 2024, we entered into a controlled equity offeringsm agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, as agents, with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time in our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $100.0 million through the agents. As of September 30, 2025, we have not issued or sold any shares of common stock under the at-the-market offering program.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2025:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(43,267)	$14,543
Net cash provided by investing activities	31,768	29,970
Net cash provided by financing activities	365	2,663
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(11,134)	$47,176

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $43.3 million during the nine months ended September 30, 2025 compared to net cash provided by operating activities of $14.5 million during the nine months ended September 30, 2024. Net cash used in operating activities during the nine months ended September 30, 2025 was primarily due to our net loss of $54.5 million for the nine months ended September 30, 2025. Net cash provided by operating activities during the nine months ended September 30, 2024 primarily consisted of the $80.0 million upfront license payment during the second quarter of 2024 under our former Sanofi collaboration agreement.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $31.8 million during the nine months ended September 30, 2025 compared to net cash provided by investing activities of $30.0 million during the nine months ended September 30, 2024. The decrease in net cash provided by investing activities of $1.8 million was primarily due a decrease in net maturities of marketable securities during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.4 million during the nine months ended September 30, 2025 compared to net cash provided by financing activities of $2.7 million during the nine months ended September 30, 2024. Net cash provided by financing activities during the nine months ended September 30, 2025 primarily consisted of net proceeds of $0.2 million from the issuance of common stock under our benefit plans. Net cash provided by financing activities during the nine months ended September 30, 2024 primarily consisted of net proceeds of $2.4 million from the issuance of common stock under our benefit plans.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2028. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended September 30, 2025, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on February 25, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net loss was $9.7 million for the year ended December 31, 2024 and $54.5 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $573.9 million. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
continue our clinical development of pociredir and any future product candidates;
•
continue our ongoing preclinical studies;
•
pursue the discovery of drug targets for other genetically-defined rare diseases and the subsequent development of any resulting product candidates, including for the potential treatment of bone marrow failure syndromes, such as DBA, 5q deletion syndrome, Shwachman-Diamond syndrome, and Fanconi anemia under our license agreement with CAMP4;
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

As of September 30, 2025, we had cash, cash equivalents, and marketable securities of approximately $200.6 million. We believe that our cash, cash equivalents, and marketable securities as of September 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2028. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. For example, we invested significant time and effort into developing losmapimod for FSHD but did not demonstrate a statistically significant difference between losmapimod and placebo on the primary endpoint in the Phase 3 REACH trial, for which we announced topline data in September 2024 and thereafter discontinued development. In addition, our product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will not be derived unless and until we can achieve sales of products, which we do not anticipate for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may become even more difficult to obtain due to rising interest rates and the recent downturn in the U.S. capital markets and the biotechnology sector in general. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or discovery stage programs or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to bring our product candidates to market. We may also choose to further realign our operations to achieve additional operational efficiencies beyond the strategic realignment effected in September 2024.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, legislation commonly referred to as the One Big Beautiful Bill Act, or OBBBA, enacted on July 4, 2025, makes significant changes to the U.S. tax laws. For example, for tax years beginning after December 31, 2024, the OBBBA restores the tax deductibility of domestic research and development expenses in the year incurred, which expenses had been required under the 2017 Tax Cuts and Jobs Act to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. We have evaluated the impact of the OBBBA and determined that it does not have a material impact on our consolidated financial position and results of operations. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

We are early in our development efforts, and we have advanced only two product candidates into clinical trials. In September 2024, we announced that REACH, our Phase 3 clinical trial of losmapimod for the treatment of FSHD, did not meet its primary endpoint and we suspended development of losmapimod. As a result, we currently have only one product candidate in active clinical development, pociredir for the treatment of SCD. We have invested substantially all of our efforts and financial resources in identifying and validating and conducting clinical trials on cellular drug targets that can potentially modulate gene expression to address the root cause of genetically-defined rare diseases. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of any of our product candidates. The success of any of our product candidates will depend on several factors, including the following:

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

We currently have only one product candidate in active clinical development following our decision to suspend further development of losmapimod. The risk of failure for product candidates is high and it is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. We have not yet completed a pivotal clinical trial of any product candidate that demonstrated that our product candidate is safe and effective for its intended use. For example, in September 2024, we announced that REACH, our Phase 3 trial evaluating losmapimod in patients with FSHD, did not successfully achieve its primary endpoint as compared to placebo, and we suspended further development of losmapimod. Additionally, pociredir, our clinical-stage candidate to treat SCD, is an EED inhibitor. EED is a member of the PRC2 complex, which also includes EZH2. There are approved products in the EZH2 class of medications and their approved labeling outlines safety risks, including an increased risk of malignancies. In the event that pociredir has similar safety risks as other PRC2 medications, this could impact its acceptance. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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
•
clinical trials of our product candidates may produce negative or inconclusive results, such as with the Phase 3 REACH trial, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive, such as our topline data from the Phase 3 REACH trial, or are only modestly positive or if there are safety concerns, we may:

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

Identifying and qualifying patients to participate in and complete clinical trials for our product candidates is critical to our success. Successful and timely completion of clinical trials requires that we enroll a sufficient number of patients that meet both the enrollment criteria, and who remain in the trial until its conclusion. For example, in our Phase 1b trial of pociredir, although we enrolled six subjects in the initial cohort, only three subjects remained evaluable as of the initial data cutoff date. Subsequently, we modified the study protocol to monitor subject adherence. However, if such protocols do not improve adherence and improve compliance, we may not be able to generate meaningful data. Furthermore, we may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. We revised the design of our clinical trial of pociredir in SCD to address the clinical hold imposed by the FDA, and there can be no certainty as to whether we will be successful in completing the clinical trial with its revised design, which includes updated inclusion and exclusion criteria and thus a narrower set of eligible patients, which necessitated our expansion of the trial outside of the United States to address initial enrollment difficulties. Because of our primary focus on genetically-defined rare diseases, we may have difficulty enrolling a sufficient number of eligible patients.

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

We are conducting a clinical trial of pociredir in patients with SCD that includes clinical trial sites in Africa, and the FDA may not accept data from trial sites conducted in such locations.

We are currently conducting a Phase 1b clinical trial of pociredir in patients with SCD that includes clinical trial sites in Africa. We may also conduct additional clinical trials of other product candidates outside the United States. Although the FDA may accept data from clinical trial sites and clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations, including good clinical practices, and FDA’s ability to validate the data. If the FDA does not accept the data from any trial sites or clinical trials that we conduct outside the United States, it would likely result in the need for additional data and/or trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

Disruptions at the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business and our timelines.

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

For example, over the last several years, the U.S. government has shut down several times, including beginning on October 1, 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. While the U.S. government has been shut down since October 1, 2025, it is uncertain how long such shutdown will last. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, which could have a material adverse effect on our business and our timelines.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

As of October 22, 2025, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 74.6% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Item 5. Other Information.

(a) None.

(b) None.

(c) Director and Officer Trading Plans and Arrangements

On August 1, 2025, Robert J. Gould, a member of our board of directors, adopted a trading plan for the potential sale of up to 180,000 shares of our common stock. The trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is expected to remain in effect until December 15, 2026.

On August 8, 2025, Curtis Oltmans, our chief legal officer, adopted a trading plan for the potential sale of up to 12,186 shares of our common stock and for the potential exercise of vested stock options and the associated sale of up to 40,000 shares of our common stock. The trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is expected to remain in effect until June 30, 2026.

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

FULCRUM THERAPEUTICS, INC.

Date: October 29, 2025	By:	/s/ Alex C. Sapir
Alex C. Sapir
President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2025	By:	/s/ Alan Musso
Alan Musso
Chief Financial Officer (Principal Financial Officer)