Form 10-K
period 2025-12-31
Fulcrum Therapeutics, Inc.
filed 2026-02-24
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 30, 2025, was approximately $296,079,672.

The number of shares of registrant’s common stock outstanding as of February 17, 2026 was 66,600,209.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2026 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2025. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words and include, among other statements, express or implied statements regarding:

•
our clinical development of pociredir, including interactions with regulatory authorities and future clinical trials;
•
the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for pociredir and any other product candidates;
•
our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and marketable securities;
•
the initiation, timing, progress and results of our current and future preclinical studies and clinical trials (including planned investigational new drug, or IND, application filings) and our research and development programs;
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
•
our cash runway;
•
the impact of government laws and regulations, including uncertainty resulting from changes in the administration, shifts in government policy and the evolving regulatory environment;
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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $74.9 million for the year ended December 31, 2025 and $9.7 million for the year ended December 31, 2024. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of December 31, 2025, we had an accumulated deficit of $594.3 million.
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
•
We are early in our development efforts, and we only have one product candidate in clinical trials. If we are unable to complete clinical development of and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
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
•
Our business was negatively impacted by the COVID-19 pandemic and may in the future be impacted by any future pandemics, as well as other geopolitical events that can impact our clinical trials or the supply chain, both ex-U.S and domestically, or changes in U.S. economic policy announced by the current administration. These events may adversely impact the U.S. economy and/or economies worldwide, which could result in adverse effects on our business and operations.

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing small molecules to improve the lives of patients with genetically defined rare diseases in areas of high unmet medical need.

Our lead product candidate, pociredir, is an oral small molecule designed to induce fetal hemoglobin, or HbF, and is in clinical development for the treatment of sickle cell disease, or SCD. We completed dosing in the PIONEER trial, a Phase 1b clinical trial evaluating pociredir in adults with SCD. The PIONEER trial included 12 mg and 20 mg once-daily dose cohorts, and evaluated subjects over a 12-week treatment period. We have reported clinical data demonstrating clinically relevant HbF induction, including progression toward pan-cellular distribution, and improvements in markers of hemolysis and anemia. We are currently activating sites in an open-label extension trial to evaluate longer-term safety and pharmacodynamic, or PD, durability in patients who completed the PIONEER trial. We plan to provide details regarding the design of the next trial in the second quarter of 2026 following receipt of meeting minutes from our End-of-Phase meeting with the FDA. Pending feedback from the FDA, we plan to initiate a potential registration-enabling trial in the second half of 2026.

In addition to our product candidates, we have developed a discovery approach that we use to identify and validate cellular drug targets that may modulate gene expression to treat the root causes of genetically defined rare diseases. Our discovery approach led to the identification of pociredir for SCD, as well as other drug candidates. We are applying our discovery capabilities to explore additional mechanisms that may complement pociredir’s mechanism of action to induce HbF for the potential treatment of SCD. We also presented preclinical data for FTX-6274, an oral EED inhibitor candidate, at the European Society for Medical Oncology (ESMO) Congress 2025, demonstrating tumor growth inhibition in preclinical prostate cancer models.

Based on results from IND-enabling studies, we have decided not to advance our program for bone marrow failure syndromes into clinical development and will focus our resources on advancing pociredir and our core benign hematology programs.

Our Pipeline

Using our discovery approach, we have generated a pipeline of potentially disease-modifying therapies that are designed to address the known root causes of rare genetic diseases. The following chart summarizes key information about our pipeline of clinical stage and pre-clinical programs.

Our Strategy

Through our focus on the development of small molecules, including our product candidate for the treatment of SCD, our aim is to address unmet need in patients with genetically defined rare diseases that are debilitating and, in the case of SCD, life-threatening. The key components of our strategy include:

•
Rapidly develop pociredir for the treatment of SCD. We aim to rapidly complete the clinical development of pociredir for the treatment of SCD to support regulatory approval. We have completed dosing in the Phase 1b PIONEER trial, and plan to engage with regulators (both FDA and the European Medicines Agency, or EMA) on our next trial. We plan to provide details regarding the design of the next trial in the second quarter of 2026 following receipt of meeting minutes from our End-of-Phase meeting with the FDA. Pending feedback from the FDA, we plan to initiate a potential registration-enabling trial in the second half of 2026.

•
Continue to apply our discovery efforts including pursuing in-licensing or acquisition opportunities to grow our portfolio of product candidates for the treatment of genetically defined rare diseases. We have developed a discovery approach that we use to identify and validate cellular drug targets that may modulate gene expression to treat known root causes of genetically defined rare diseases, with a primary focus on hematology diseases. We also seek to explore opportunities to acquire or in-license complementary technologies or therapies, such as our exclusive global license agreement with CAMP4.
•
Maximize the commercial potential of our product candidates. We have retained all rights to our lead product candidate, and we plan to commercialize any approved product for such rare genetically defined diseases using a targeted commercial infrastructure. We may in the future pursue commercialization partnerships for certain product candidates and/or markets outside the United States.

Pociredir

We are developing pociredir, which is designed to elevate the level of HbF for the treatment of people with SCD. We also believe that people with some types of ß-thalassemia may benefit from treatment with pociredir.

We have completed dosing in a Phase 1b clinical trial that evaluated pociredir in adults with SCD, including in 12 mg and 20 mg once-daily dose cohorts. Clinical data reported to date demonstrated clinically relevant HbF induction, including progression toward pan-cellular distribution, and improvements in markers of hemolysis and anemia. We are currently activating sites in an open-label extension trial to evaluate longer-term safety and PD durability in patients who completed the PIONEER trial. We plan to provide details regarding the design of the next trial in the second quarter of 2026 following receipt of meeting minutes from our End-of-Phase meeting with the FDA. Pending feedback from the FDA, we plan to initiate a potential registration-enabling trial in the second half of 2026. We also plan to engage with the EMA in mid-2026 to obtain protocol assistance and feedback on the design of the next trial.

Pociredir has received orphan drug designation and fast track designation from the FDA for the treatment of SCD.

Overview of Sickle Cell Disease

Sickle cell disease is a genetic disorder of red blood cells, or RBCs. The root cause of SCD is a mutant hemoglobin that polymerizes in low oxygen conditions. This polymerization leads to the abnormal sickle shape of RBCs and ultimately results in hemolysis and vascular injury that causes major morbidities and significantly limits lifespan in people with SCD. People with SCD typically suffer from serious clinical consequences, which may include vaso-occlusive crises, or VOCs, anemia, pain, infections, stroke, heart disease, pulmonary hypertension, kidney failure, liver disease and reduced life expectancy. According to a study published by the Journal of the American Medical Association, approximately 32.5% of adults with SCD were hospitalized three or more times per year due to pain crises. SCD is reported to shorten life expectancy by approximately 20 to 30 years. People with SCD are primarily treated by hematologists.

In the United States, where newborn screening for SCD is mandatory, the estimated prevalence is approximately 100,000 individuals. In Europe, the estimated prevalence is approximately 50,000 individuals. According to the World Health Organization, the global incidence is estimated to be approximately 300,000 births annually. SCD is most prevalent in Africa and the Middle East.

Several approved therapies for SCD are intended to reduce VOCs or other complications of SCD, and gene therapies have been approved for certain patients with severe SCD. Despite ongoing efforts to develop and commercialize treatments for SCD, there remains a high unmet need for additional therapies, including small molecule oral therapies designed to increase HbF levels. See “—Competition” for a more comprehensive description of the competitive landscape in SCD.

SCD Biology

SCD is caused by a mutation in the HBB gene. This gene encodes a protein that is a key component of hemoglobin, the protein complex responsible for oxygen transport in the body. Hemoglobin in adults is a complex of four proteins, two hemoglobin ß-subunits and two hemoglobin α-subunits. In people with SCD, hemoglobin is composed of two mutant ß-subunits and two α-subunits, resulting in the formation of sickle hemoglobin, or HbS, which can polymerize under low-oxygen conditions and cause RBCs to become sickle-shaped. These sickle-shaped cells are much less flexible than healthy cells and can block blood vessels (vaso-occlusion) or rupture (hemolysis), leading to pain, anemia, irreversible organ damage or even death.

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

A small subset of individuals with the sickle cell mutation continue to produce high levels of HbF due to inheritance of additional genetic mutations, which is called Hereditary Persistence of HbF, or HPFH. Individuals with elevated HbF exhibit minimal clinical manifestations of SCD. A recent analysis demonstrated that each 1% increase in HbF levels has been associated with a 4%-8% annualized reduction in VOCs. Additionally, higher HbF levels, including levels around 20%, have been associated in published real-world analyses with substantially reduced rates of VOCs.

Our Approach to Treat SCD

Our approach to treat SCD was to identify a drug mechanism that induces expression of HbF. Pociredir is designed to address the key underlying disease biology of SCD through this mechanism of action.

Identification of the Drug Target for SCD

We conducted target identification and validation activities using human umbilical cord blood-derived erythroid progenitor 2, or HUDEP2, cells as a model system to study HbF reactivation. HUDEP2 cells are immature RBCs. Screening of small molecule and CRISPR libraries identified polycomb repressive complex 2, or PRC2, as a regulator of HbF expression. Follow-on validation studies demonstrated that inhibition of components of PRC2 was associated with increased HbF production. We also observed that inhibition of these components did not adversely affect important cell health markers.

Mechanism of Action of Pociredir

Pociredir is designed to bind to the EED protein, a component of PRC2, and inhibit the transcriptional silencing activity of PRC2. In preclinical studies, inhibition of EED has been associated with reduced expression of key fetal globin repressors, including BCL11A, resulting in increased expression of the fetal globin genes HBG1 and HBG2 and increased HbF production. The PRC2 complex also includes EZH2. There are approved products in the EZH2 class of medications and their approved labeling outlines safety risks, including an increased risk of hematologic malignancies.

Preclinical Studies of Pociredir

In preclinical studies, pociredir increased expression of fetal globin genes and HbF production in cellular and animal models, with minimal adverse effects on important cellular health markers. In primary human CD34+ cells and in a transgenic mouse model of SCD, pociredir treatment resulted in increased HbF and F-cell levels. These studies provided translational support for clinical evaluation of pociredir in SCD.

In comparative preclinical studies, pociredir demonstrated greater HbF induction than hydroxyurea, and combination treatment with pociredir and hydroxyurea resulted in additive effects on HbF induction. Hydroxyurea is a commonly used therapy for SCD. As part of our pociredir development program, we have conducted numerous non-clinical toxicology studies, including studies conducted under good laboratory practice, or GLP. These toxicology studies have included repeat-dose maximum tolerated dose and dose range finding studies; 28-day, 13-week, 17-week, and 26-week studies in rats; and 28-day, 13-week, and 39-week studies in dogs.

Clinical Trial: Phase 1b (PIONEER)

We have completed dosing in PIONEER, a Phase 1b open-label dose-escalation clinical trial that evaluated pociredir in adults with SCD across multiple once-daily dose cohorts, including 2 mg, 6 mg, 12 mg and 20 mg. Subjects were evaluated over a 12-week treatment period. The trial enrolled adult patients with SCD, a history of VOCs and other measures of disease severity.

Clinical data from the 12 mg and initial 20 mg dose cohorts presented in 2025 demonstrated dose-dependent increases in HbF and improvements in markers of hemolysis and erythropoiesis. The 20 mg cohort enrolled adults with severe SCD. As of the December 23, 2025 data cutoff, all 12 evaluable patients in the 20 mg cohort completed the 12-week treatment period and are included in the PD analysis set. One patient discontinued on Day 1 due to an unrelated Grade 5 serious adverse event and is excluded from the PD analysis set but included in the safety analysis set. Five patients remained in the 4-week follow-up period as of the data cutoff. We plan to report additional data from the 20 mg cohort, including through the 4-week follow-up period, at a future medical conference.

In February 2026, we announced updated 20 mg cohort results from the PIONEER trial as of the December 23, 2025 data cut off date showing:

•
Mean absolute HbF increased by 12.2% at 12 weeks of treatment with pociredir (vs. 8.6% at Week 12 in the 12 mg cohort), increasing from a baseline of 7.1% to 19.3%. Seven of 12 patients (58%) achieved absolute HbF levels ≥20% at Week 12, and all patients demonstrated a clinically relevant HbF increase. HbF levels of 20% are associated with ~90% of patients experiencing zero VOCs per year, based on real-world data that we presented at the 20th Annual Sickle Cell & Thalassemia Conference in October 2025.
•
The proportion of HbF-containing red blood cells, or F-cells, increased from a mean of 31% at baseline to 63% at Week 12 (n=10), indicating progression toward pan-cellular HbF induction (HbF distributed across a substantial proportion of RBCs). F-cells are more resistant to sickling and hemolysis because of HbF-mediated inhibition of HbS polymerization. Higher proportions of F-cells are associated with improved RBC health.
•
Mean changes in markers of hemolysis and erythropoiesis improved during the 12-week treatment period:
o
Indirect bilirubin decreased by 40% (vs. 37% at Week 12 in the 12 mg cohort)
o
Lactate dehydrogenase decreased by 34% (vs. 28% at Week 12 in the 12 mg cohort)
o
RBC distribution width decreased by 26% (vs. 27% at Week 12 in the 12 mg cohort)
o
Reticulocyte counts decreased by 42% (vs. 31% at Week 12 in the 12 mg cohort)
•
Mean hemoglobin increased by 1.1 g/dL at Week 12 (vs. 0.9 g/dL at Week 12 in the 12 mg cohort), increasing from a baseline of 7.3 g/dL to 8.4 g/dL.
•
Based on treating physician-documented medical records from the 6-12 months prior to enrollment, approximately 16 VOCs would have been expected during the 12-week treatment period. During the 12-week treatment period, six VOCs were reported. Seven of 12 patients (58%) reported no VOCs during the treatment period.
•
Through the completion of the 20 mg dose cohort, pociredir has been dosed in 148 adults, including 89 subjects in multiple dose cohorts up to 12 weeks.
o
103 healthy subjects, including 44 who received pociredir for 10 to 14 days treatment duration
o
45 SCD patients who received pociredir for up to 12 weeks treatment duration
•
The safety profile observed in the 20 mg dose cohort as of the December 23, 2025 data cut off date remained consistent with previously reported safety data. Pociredir was generally well-tolerated, with no treatment-related serious adverse events and no discontinuations due to treatment-related adverse events through the December 23, 2025 data cut off date.

Earlier cohorts at 2 mg and 6 mg demonstrated pharmacologic activity, including HbF increases and improvements in markers of hemolysis, and these cohorts informed dose selection for subsequent cohorts.

Regulatory History

In February 2023, the FDA placed the IND for pociredir in SCD on full clinical hold based on nonclinical toxicology findings. Accordingly, we suspended enrollment and dosing in the Phase 1b trial of pociredir and withdrew our separate IND for pociredir in ß-thalassemia. Following submission of additional information and protocol amendments, the FDA lifted the clinical hold in August 2023 and clinical development resumed. The protocol was amended to revise the inclusion and exclusion criteria to target patients with higher disease severity. Key inclusion criteria includes patients with certain frequencies of VOCs and/or other specified measures of severity, previous experience with hydroxyurea, and previous experience with a stable dose of voxelotor, crizanlizumab, or L-glutamine or lack of access to these advanced therapies. Key exclusion criteria excludes subjects currently on or having received hydroxyurea within 60 days prior to initiating pociredir. The FDA’s clinical hold referenced the data from toxicology studies in rats and dogs that we submitted to the IND in April, October, and December 2022, as well as a response to an early February 2023 information request from the FDA about these toxicology studies that we submitted in mid-February 2023. In connection with the clinical hold, the FDA noted that the profile of hematological malignancies observed in the toxicology studies of pociredir is similar to that observed with other inhibitors of PRC2 and that hematological malignancies have been reported clinically with other inhibitors of PRC2.

Clinical Trial: Phase 1 Healthy Volunteers

In 2020, we initiated a Phase 1 randomized, placebo-controlled trial in healthy adult volunteers to evaluate the safety, tolerability and pharmacokinetics of pociredir. Single and multiple ascending doses were studied. In 2021, we reported data from the trial which demonstrated that pociredir was generally well tolerated, with no serious adverse events and no discontinuations due to treatment-emergent adverse events. Pharmacokinetic data supported once-daily dosing, and no food effect was observed with pociredir. PD assessments demonstrated target engagement and dose-dependent HBG mRNA induction, providing early proof-of-biology that supported advancement into patient studies.

License Agreements and Collaborations

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

We made an undisclosed upfront non-refundable, non-creditable payment to CAMP4. If we succeed in developing and commercializing licensed products, CAMP4 will be eligible to receive (i) up to $35.0 million in development and regulatory milestone payments, and (ii) up to $35.0 million in sales milestone payments. CAMP4 is also eligible to receive royalties on worldwide net sales of licensed products ranging from mid-single digit to low-double digit, subject to potential reduction following loss of patent coverage, the launch of certain generic products or royalty stacking for licenses of third party intellectual property. The royalties will expire on a product-by-product and country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering the compounds in such country, (ii) the expiration of all regulatory exclusivities in such country, and (iii) 10 years following the first commercial sale of in such country. We are responsible for the costs associated with the development and regulatory approvals of licensed products. In 2025, we achieved and paid a $0.6 million preclinical milestone to CAMP4 under this agreement.

Unless earlier terminated in accordance with its terms, the license agreement continues on a country-by-country and licensed product-by-licensed product basis until the expiration of the royalty term in each country, at which time the license agreement expires with respect to such licensed product in such country and we will have a fully-paid up, royalty-free and perpetual license to the licensed patent rights and know-how with respect to such licensed product in such country. CAMP4 has the right to terminate the license agreement in the event of our non-payment (subject to cure periods and tolling for bona fide disputes). CAMP4 may alsBo terminate the license agreement if we challenge certain patents sublicensed to us by CAMP4. Either party may terminate the license agreement in its entirety for the other party’s material breach if such other party fails to cure the breach. Either party may also terminate the agreement in its entirety upon certain insolvency events involving the other party. We have the right to terminate the license agreement with CAMP4 for any or no reason upon prior written notice to CAMP4.

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

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions vis-a-vis these programs. As of February 24, 2026, we owned or in-licensed 16 U.S. patents, 12 U.S. pending non-provisional patent applications and related pending foreign patent applications, and four pending U.S. provisional patent applications.

The intellectual property portfolio for our most advanced programs as of February 24, 2026, is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

Pociredir

Currently, our patent portfolio related to pociredir includes three issued U.S. patents directed to composition of matter and methods of using pociredir that are expected to expire in 2040, two U.S. non-provisional applications and related granted patents and pending patent applications in Canada and Mexico, Europe, Africa, Australia and New Zealand, South America, and Asia that, if issued, are expected to expire between 2039 and 2040. We also own three U.S. non-provisional applications and related patent applications pending in Europe directed to solid forms and methods of using pociredir, and one pending U.S. non-provisional application and three U.S. provisional applications directed to pociredir methods of use and formulations, that, if resulting in issued patents, would be expected to expire between 2042 and 2046.

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

SCD

Several approved therapies for SCD are intended to reduce VOCs or other complications of SCD. The five drug treatments approved in the United States are hydroxyurea, crizanlizumab, L-glutamine, lovo-cel, and exa-cel. Hydroxyurea is approved for the treatment of SCD to reduce the frequency of painful crises and the need for blood transfusions and is available in both generic and brand name formulations including DROXIA® manufactured by Bristol-Myers Squibb Company, or BMS, and SIKLOS® manufactured by Norgine. Crizanlizumab (ADAKVEO®) is a monoclonal antibody p-selectin inhibitor approved for the reduction in the frequency of VOCs and is marketed by Novartis AG. L-glutamine (ENDARI®), is approved to reduce acute complications of SCD and is marketed by Emmaus Life Sciences, Inc.

Two gene therapies are approved for certain patients with severe SCD. Lovotibeglogene autotemcel (LYFGENIA®) is a gene addition therapy designed to introduce a modified β-globin gene into a patient’s hematopoietic stem cells to produce normally functioning RBCs and is marketed by Genetix Biotherapeutics. Exagamglogene autotemcel (CASGEVY®) is a CRISPR/Cas9 gene-edited therapy designed to decrease BCL11A expression to increase HbF production and is marketed by Vertex Pharmaceuticals Incorporated. These therapies involve stem cell collection, myeloablative conditioning, and autologous transplantation.

Voxelotor (OXBRYTA®), is a hemoglobin polymerization inhibitor that was voluntarily withdrawn from worldwide markets by Pfizer Inc. in 2024.

Allogeneic hematopoietic stem cell transplantation, or allo-HSCT, is another potentially curative approach for some patients with SCD but is limited by donor availability and associated transplant-related risks.

Supportive care, including RBC transfusions, is also commonly used and may be associated with complications such as alloimmunization and iron overload.

Pociredir could face competition from a number of different therapeutic approaches in development for people with SCD. Novo Nordisk A/S, or Novo, is evaluating NDec (decitabine-tetrahydrouridine), a combination of two small molecules designed to increase production of HbF, in a Phase 2 clinical trial. Novartis AG is evaluating ITU-512, a small molecule designed to increase production of HbF, in a Phase 1/2 clinical trial comprised of a Phase 1 trial in healthy volunteers and a Phase 2 trial in subjects with SCD. BMS is evaluating BMS-986470, a small molecule designed to increase production of HbF, in a Phase 1/2a clinical trial in healthy volunteers and subjects with SCD. GSK plc is evaluating GSK4172239D, a small molecule designed to increase production of HbF, in a Phase 1 clinical trial in subjects with SCD. Cellarity, Inc. is evaluating CLY-124, a small molecule designed to increase production of HbF, in a Phase 1 clinical trial in healthy volunteers and subjects with SCD. Agios Pharmaceuticals, Inc., or Agios, is evaluating mitapivat, a pyruvate kinase activator, or PK, activator, in SCD and has reported topline results from its Phase 3 trial; the trial met the hemoglobin response endpoint, while the pain-crisis endpoint did not achieve statistical significance, and Agios has indicated it plans to discuss next steps with the FDA. Agios is also evaluating tebapivat, a PK activator, in a Phase 2 clinical trial in subjects with SCD. Novo is also evaluating etavopivat, a PK activator, in a Phase 2/3 clinical trial. Pfizer, Inc. is evaluating osivelotor, an HbS polymerization inhibitor, in a Phase 2/3 clinical trial in subjects with SCD. Sanofi is evaluating rilzabrutinib, a Bruton’s tyrosine kinase, or BTK, inhibitor, in a Phase 3 clinical trial in subjects with SCD. Beam Therapeutics Inc. is evaluating BEAM-101, an autologous base edited CD34+ HSPC designed to increase production of HbF, in a Phase 1/2 clinical trial in subjects with severe SCD.

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

Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website. Information related to the product candidate, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration of the clinical trial. Sponsors generally are also obligated to disclose the results of their clinical trials after completion, although disclosure of such results can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs as well as clinical trial design. Similar requirements for posting clinical trial information are present in the European Union and other countries, as well.

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

Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or in patients. During Phase 1 clinical trials, information about the investigational drug product’s pharmacokinetic and pharmacological effects may be obtained to permit the design of scientifically valid Phase 2 clinical trials.

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

IND annual reports detailing, among other things, the results of the clinical trials must be submitted to the FDA and IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

The FDA may refer an application for a novel product, or a product candidate that present difficult questions of safety or efficacy, to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that review, evaluate and provide a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but the FDA considers such recommendations carefully when making decisions.

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

The FDA may designate a product for Priority Review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A Priority Review designation is intended to direct overall attention and resources to the evaluation of such applications and to shorten the FDA’s goal for taking action on a marketing application for a new molecular entity from ten months to six months.

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
•
fines, FDA Form 483s, untitled letters, warning letters or holds on post-approval clinical trials;
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

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for an indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same approved use or indication for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different conditions. If a drug designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

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

State laws also govern the privacy and security of personal information, including health information. Many state laws differ from each other in various ways, thus complicating compliance efforts. For example, the California Consumer Protection Act, or CCPA, establishes data privacy rights for individuals located in California and imposes certain requirements on how businesses can collect and use personal information about such individuals. The California Privacy Rights Act, or CPRA, which became effective in January 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information, and establishes a state agency vested with the authority to enforce the CCPA. The CCPA catalyzed the enactment of similar, comprehensive privacy and data protection legislation in several other U.S. states, which became effective over the past couple of years, including in Virginia, Colorado, Utah, Connecticut, Montana, Oregon, Texas, Delaware, Iowa, New Hampshire, Nebraska and New Jersey. Other U.S. states have either passed or have proposed similar privacy and data protection legislation. Washington state’s My Health My Data Act, which entered into force in March 2024, expands the definition of consumer health data, affords consumers with privacy rights and creates a private right of action, which could generate litigation. Although many of the existing state privacy laws exempt clinical trial information and health information governed by HIPAA, future privacy and data protection laws may be broader in scope and apply to our business. Further, data privacy and security laws and regulations in foreign jurisdictions, such as the EU’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s implementation of the same, may impose additional obligations on the collection, use and other processing of personal information, which may be more stringent or different than those in the United States.

Regulators and legislators in the United States are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the DOJ’s January 2025 Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

For example, in April 2025, the current U.S. administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. Further, in May 2025, the current U.S. administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which generally, among other things, directs the federal government to establish and communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations. Executive Order 14297 directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the current U.S. administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer U.S. consumers the MFN lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “most favored nation” pricing rule enacted during the current President’s first term in office was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded in August 2021.

Consistent with these executive directives, in December 2025, CMS issued proposed rules establishing two mandatory drug payment models that would introduce MFN pricing principles into Medicare drug reimbursement. The first proposal, the Global Benchmark for Efficient Drug Pricing Model, or GLOBE, applicable to Medicare Part B, would require manufacturers of specified single-source drugs and sole-source biologics to make incremental rebate payments based on international benchmark prices, with participation triggered for products meeting certain spending thresholds and eligibility criteria established by CMS. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs, or GUARD, Model, applicable to Medicare Part D, would similarly require manufacturer rebates for qualifying sole-source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, the GLOBE Model would commence a five-year performance period beginning October 1, 2026, and the GUARD Model would begin its performance period on January 1, 2027. These proposals remain subject to notice-and-comment rulemaking and may face legal or administrative challenges.

Separately, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid, or GENEROUS, Model, a voluntary MFN-based framework for manufacturers participating in the Medicaid Drug Rebate Program. Although participation in the GENEROUS Model is voluntary, the model could nonetheless influence manufacturer pricing strategies and broader market dynamics by encouraging alignment of U.S. Medicaid prices with international reference pricing benchmarks.

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
•
The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive (EU) 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, or API, including the manufacture of API outside of the EU with the intention to import the API into the EU.
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

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU GDPR, which became effective in May 2018. Following the United Kingdom’s, or UK’s, withdrawal from the EU, or Brexit, the EU GDPR has been incorporated into UK laws, or UK GDPR (together with the EU GDPR, GDPR). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, ensuring certain accountability measures are in place and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU and the UK, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

In February 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee in March 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU.

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

As of February 17, 2026, we had 55 full-time employees, including a total of 19 employees with M.D. or Ph.D. degrees. Of these full-time employees, 36 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Since inception, we have incurred significant operating losses. Our net loss was $74.9 million for the year ended December 31, 2025 and $9.7 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $594.3 million. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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
•
there are any further delays in our clinical development of pociredir or otherwise in the development of any of our current or future product candidates, such as due to any further clinical holds imposed by the FDA (similar to the hold on the IND application for pociredir in SCD that was lifted in August 2023), or due to enrollment challenges (such as our initial experience with our Phase 1b clinical trial of pociredir in light of the more stringent inclusion and exclusion criteria); or
•
there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our clinical development of pociredir, continue research and development and initiate additional clinical trials of, and seek regulatory approval for, pociredir and any other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials of pociredir in SCD. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, particularly if we do not out-license our product candidate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Given current uncertainty in the capital markets and other factors, such funding may not be available on terms favorable to us or at all. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our ongoing clinical development of pociredir in SCD;
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

As of December 31, 2025, we had cash, cash equivalents, and marketable securities of approximately $352.3 million. We believe that our cash, cash equivalents, and marketable securities as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2029. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. For example, we invested significant time and effort into developing losmapimod for facioscapulohumeral muscular dystrophy, or FSHD, but did not demonstrate a statistically significant difference between losmapimod and placebo on the primary endpoint in the Phase 3 REACH trial, for which we announced topline data in September 2024, and we thereafter discontinued development. In addition, our product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will not be derived unless and until we can achieve sales of products, which we do not anticipate for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may become even more difficult to obtain due to rising interest rates and the recent downturn in the U.S. capital markets and the biotechnology sector in general. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or discovery stage programs or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to bring our product candidates to market. We may also choose to further realign our operations to achieve additional operational efficiencies as we have done in the past.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, legislation commonly referred to as the One Big Beautiful

Bill Act, or OBBBA, enacted in July 2025, made significant changes to the U.S. tax laws. While the OBBBA did not have a material impact on our consolidated financial position and results of operations, future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to use our net operating losses and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2025, we had federal net operating loss carryforwards of $102.8 million, which may be available to offset future taxable income and do not expire, but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2025, we had state net operating loss carryforwards of $96.9 million, which begin to expire in 2044. As of December 31, 2025, we also had federal orphan drug credits of $7.5 million, which begin to expire in 2044. As of December 31, 2025, we also had federal and state research and development tax credit carryforwards of $1.2 million and $0.2 million, respectively, which begin to expire in 2039. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In general, under Section 382 of the Code, or Section 382, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income. We conducted an analysis under Section 382 through December 31, 2024 and determined that for purposes of Section 382, we were deemed to have undergone an ownership change as of September 12, 2024. Accordingly, we determined that all net operating loss carryforwards and credits generated before September 12, 2024 are limited. As a result, the carryforwards before the deemed ownership change date of September 12, 2024 are not available for utilization and have been written off. The carryforwards as of December 31, 2025 were generated after the deemed ownership change. We have not conducted a study to assess whether a change of control has occcurred or whether there have been multiple changes of control since December 31, 2024. If we have experienced a change of control, as defined by Section 382, subsequent to December 31, 2024, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

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

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. In 2023, a number of banks were placed into receivership. Even though we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors affecting the financial services industry or economy in general, such as these recent bank failures. These factors could also include, among others, liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry and the supervision thereof. In addition, investor concerns regarding the United States or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, which could have material adverse effect on our liquidity and on our business, financial condition or results of operations.

Risks Related to the Discovery and Development of our Product Candidates

We are early in our development efforts and we currently have one product candidate in active clinical development. If we are unable to commercialize directly or out-license to a third party any of our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts, and we have advanced only two product candidates into clinical trials (the first of which did not meet its primary endpoint). As a result, we currently have only one product candidate in active clinical development, pociredir, for the potential treatment of SCD. We have invested substantially all of our efforts and financial resources in identifying and validating and conducting clinical trials on cellular drug targets that can potentially modulate gene expression to address the root cause of genetically-defined rare diseases. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of any of our product candidates. The success of any of our product candidates will depend on several factors, including the following:

•
successfully completing preclinical studies and clinical trials;
•
clearance by the FDA or other regulatory agencies of the INDs, clinical trial applications, or CTAs, or other regulatory filings;
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

We currently have only one product candidate in active clinical development. The risk of failure for product candidates is high and it is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. We have not yet completed a pivotal clinical trial of any product candidate that demonstrated that our product candidate is safe and effective for its intended use. For example, in September 2024, we announced that REACH, our Phase 3 trial evaluating losmapimod in patients with FSHD, did not successfully achieve its primary endpoint as compared to placebo, and we suspended further development of losmapimod. Additionally, pociredir, our clinical-stage candidate to treat SCD, is an EED inhibitor. EED is a member of the PRC2 complex, which also includes EZH2. There are approved products in the EZH2 class of medications and their approved labeling outlines safety risks, including an increased risk of malignancies. In the event that pociredir has similar safety risks as other PRC2 medications, this could impact its acceptance. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, or at all. For example, we revised the inclusion and exclusion criteria of our Phase 1b clinical trial of pociredir in SCD to address the clinical hold imposed by the FDA, and initially experienced some difficulty enrolling patients who meet the updated more stringent criteria. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. For example, in September 2024 we suspended further development of losmapimod after topline data from the Phase 3 REACH trial indicated that it did not achieve its primary endpoint of change from baseline in relative surface area, a measure of reachable work space, compared to placebo. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. A lack of clinical benefit may be due to insufficient dosing or for other reasons. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any of our product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before approving any of our product candidates.

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
•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate (for example, we initially experienced difficulty enrolling patients who met the updated inclusion and exclusion criteria for our trial of pociredir in SCD) or participants may drop out of these clinical trials at a higher rate than we anticipate, or fail to complete follow-up periods;
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
•
unforeseen global instability, including political instability, both ex-U.S. and domestically, or changes in U.S. economic policy that adversely impact the U.S. economy and/or economies worldwide, or instability from an outbreak of pandemic or contagious disease in or around the countries in which we conduct our clinical trials (such as closure of clinical trial sites, as we previously experienced due to COVID-19), could delay the commencement or rate of completion of our clinical trials; and
•
regulators may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy, or REMS.

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
•
the ability to obtain and maintain patient consents;
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

Our inability to locate and enroll a sufficient number of eligible patients for our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals.

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

For example, in February 2023, the FDA placed our IND for pociredir on clinical hold based on hematological malignancies observed in nonclinical toxicology studies. The FDA noted that the hematologic malignancies observed in our nonclinical studies were consistent with findings reported for other PRC2 inhibitors. We addressed the FDA’s concern as diligently as possible, including FDA’s request for information about an SCD patient population with an appropriate benefit-risk profile for further clinical development of pociredir, and FDA's request for information to define the potential risk in any further studies that may be conducted in healthy volunteers. Although the FDA lifted the clinical hold in August 2023, we cannot make assurances that patients treated with pociredir will not develop hematological malignancies or other adverse events in the future. We also cannot make assurances that additional observations in preclinical studies of hematological malignancies or other adverse events will not occur. If such additional adverse events were to emerge, further advancement of our clinical studies could be halted or delayed and we may not receive regulatory approval for pociredir. Even if we receive regulatory approval for pociredir, our labeling may be restricted and/or market acceptance for our product may be diminished, and the commercial potential of our pociredir program may be materially and negatively impacted.

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

•
suspension, withdrawal or limitation by regulatory authorities of approvals of such product;
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

Because we have limited financial and managerial resources, we are focusing our research and development efforts on rare neuromuscular, muscular, hematologic and central nervous system disorders. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. For example, we devoted significant time, effort and capital on our losmapimod program but suspended further development when it did not meet its primary endpoint in the Phase 3 REACH trial. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

We are conducting a clinical trial of pociredir in patients with SCD that includes clinical trial sites in Africa, and the FDA may not accept data from these trial sites or others located outside the United States.

The PIONEER trial includes clinical trial sites in Africa. We may also conduct additional clinical trials of other product candidates outside the United States. Although the FDA may accept data from clinical trial sites and clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well-designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations, including good clinical practices, and FDA’s ability to validate the data. If the FDA does not accept the data from any trial sites or clinical trials that we conduct outside the United States, it would likely result in the need for additional data and/or trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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
•
the inability to price our future products at a sufficient price point to ensure an adequate and attractive level of profitability;
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

For example, we are aware of several product candidates in clinical development that could be competitive with product candidates that we may successfully develop and commercialize. See Item 1 “Business – Competition” for additional information.

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

We do not have any manufacturing facilities and rely, and expect to continue to rely, on third parties to manufacture clinical supplies of our product candidates and to manufacture commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If we are unable to enter into such arrangements on the terms or timeline we expect, development and/or commercialization of our product candidates may be delayed.

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

Our third-party manufacturers will be subject to inspection and approval by the FDA and other applicable regulatory authorities before we can commence the manufacture and sale of any of our product candidates in the relevant jurisdiction, and thereafter will remain subject to inspection by such authorities from time to time. Failure by our third-party manufacturers to pass such inspections or otherwise satisfactorily complete applicable regulatory approval requirements with respect to our product candidates may result in regulatory actions, including the issuance of inspectional observations (such as FDA Form 483s), warning letters, or injunctions or the loss of operating licenses.

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

Our reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or if approved, products at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities and expect to rely on third parties for the manufacture of pociredir for any future clinical trials and for the manufacture of any future product candidates for preclinical and clinical testing. We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of clinical supply, or if approved, commercial supply of any of our other product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates for clinical development, or if approved, products at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. See Item 1 “Business – Government Regulation and Product Approval – Pharmaceutical Insurance Coverage and Health Care Reform” for additional information.

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

Our future profitability will depend, in part, on our ability to commercialize our product candidates in markets outside of the United States and the European Union. If we commercialize our product candidates in foreign markets, we will be subject to additional risks and uncertainties, including:

•
economic weakness, including inflation, or political instability in particular economies and markets, which could include localized disputes that have a broader regional or global impact;
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

We currently rely on third-party CROs to conduct our clinical trials. We do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

We also rely, and expect to continue to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue. For any violations of laws and regulations that occur during the conduct of our preclinical studies or clinical trials, we could be subject to untitled letters, warning letters or other enforcement actions.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not published at all. Therefore, neither we nor our licensors can know with certainty whether either we or our licensors were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and in-licensed patent rights are highly uncertain. Moreover, our owned and in-licensed pending and future patent applications may not result in patents being issued which protect our technology and product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, could affect the value or narrow the scope of our patent rights. For information relating to our patent portfolio, see Item 1 “Business – Intellectual Property.”

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

There are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, an ANDA applicant would not have to provide notice to us with respect to that patent. See Item 1 “Business – Intellectual Property” for additional information regarding patent laws and patent protection.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, leadership, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable.

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

For example, over the last several years, the U.S. government has shut down several times, including from October 1, 2025 through November 12, 2025, and from January 31, 2025 through February 3, 2026. In some circumstances, certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, which could have a material adverse effect on our business and our timelines.

Since the change in the U.S. presidential administration in 2025, there is uncertainty as to how and to what extent the current administration will continue to seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs for relatively small patient populations as orphan drugs. We have received orphan drug designation for pociredir for the treatment of SCD and may seek orphan drug designation, as appropriate, for our other current and future product candidates.

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

Designations by the FDA, such as fast track designation or breakthrough therapy designation, may not lead to a faster development or regulatory review or approval process, and do not increase the likelihood that our product candidates will receive marketing approval.

The FDA granted fast track designation to pociredir for the treatment of SCD, and we may seek fast track designation as well as breakthrough therapy designation for some of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure stockholders that the FDA would decide to grant it. Even with fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to grant such designation. Even if we receive breakthrough therapy designation, the receipt of such designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates is granted breakthrough therapy designation, the FDA may later decide that the such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

Any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market under certain circumstances, and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

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
•
FDA Form 483s, warning letters or untitled letters;
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

If we obtain regulatory approval and commercialize any products, healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. See Item 1 “Business – Government Regulation and Product Approvals – Health Care Law and Regulation” for additional information.

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

There may be further divergence in the future, including with regard to administrative burdens. For example, the Data (Use and Access) Act 2025, or the UK Act, which supplements the UK GDPR, recently came into force and introduces certain provisions that diverge from the EU GDPR. Although the UK’s data protection framework is still considered to provide “essentially equivalent” safeguards to the EU’s GDPR, future divergence remains a possibility. Further divergence between the EU GDPR and UK GDPR could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs. We may no longer be able to take a unified approach across the European Union and the United Kingdom, and we will need to amend our processes and procedures to align with such divergence. In addition, EEA Member States have adopted national laws to implement the EU GDPR that may partially deviate from the EU GDPR and competent authorities in the Member States may interpret the EU GDPR obligations slightly differently from country to country. Therefore, we do not expect to operate in a uniform legal landscape in the EEA.

Similar data protection laws are either in place or under way in the United States. There are a broad variety of privacy and data security laws and regulations that may be applicable to our activities governing the collection, use, disclosure, and protection of health-related and other personal information (including, state data breach notification laws, health information and/or genetic privacy laws and federal and state consumer protection laws including Section 5 of the FTC Act, HIPAA, and the California Consumer Privacy Act, or CCPA). For example, the CCPA as amended by the California Privacy Rights Act, has created certain requirements for data use, sharing and transparency, and provides California residents certain rights concerning their personal information, such as access, correction, deletion and opt out of selling or sharing such data. A number of other states have implemented privacy legislation similar to the CCPA or are preparing to implement their own regulatory frameworks. Certain states have also passed laws that protect biometric information or are specifically focused on consumer health data (e.g., Washington, Connecticut and Nevada), which impose state regulations on consumer health data, which further increases compliance risk. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business. Further, these varying interpretations could create complex compliance issues for us and our partners and potentially expose us to additional expense, liability, penalties, negatively impact our client relationships, and lead to adverse publicity, and all of these risks could negatively affect our business in the short and long term.. A wide range of enforcement agencies at both the state and federal levels, such as the Federal Trade Commission and state Attorneys General have been increasingly aggressive in reviewing and enforcing privacy and data security-related consumer protection laws.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, a January 2025 DOJ rule prohibits transfers of data to countries of concern, including China, as well as certain agreements absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs. and could restrict our ability to use certain vendors, sites, investigators, or service providers in global clinical trials. See Item 1 “Business – Government Regulation and Product Approvals” for additional information.

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

Our use of new and evolving technologies, such as artificial intelligence, or AI, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use, and our vendors may incorporate AI both in our own development and implementation of AI and through the adoption of commercially available tools. The use of AI presents risks and challenges that could adversely affect our business, including cybersecurity, data privacy, IT, confidentiality, regulatory, legal, operational, competitive, reputational and intellectual property risks. Specifically, risks related to accuracy, bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, environmental and other harms may flow from our development or use of AI technologies. For example, use of certain AI tools may increase the risk of unauthorized disclosure of confidential information, compromise of proprietary intellectual property, or inadvertent inclusion of third-party intellectual property or other protected material, which could result in disputes or claims of infringement.

Additionally, government and supranational regulation related to AI is evolving and could increase the burden and cost of compliance, including through requirements related to transparency, accountability, risk management, human oversight, and data governance. The EU’s Artificial Intelligence Act, or AI Act, started coming into force in August 2024, with important parts of the new law scheduled to come into effect in August 2026. In the United States, the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the current administration endorsed a federal moratorium on the enforcement of state AI laws. So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork. In addition, there is continued uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding AI continue to evolve. For example, the FDA issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems that are governed by the these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of AI will require the application of significant resources to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner. The use of certain AI technologies can also give rise to intellectual property risks. The use of AI tools by our vendors also exposes us to risk.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidate and affect the prices we may obtain for any products that are approved in the United States or foreign jurisdictions.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed. See Item 1 “Business – Government Regulation and Product Approval – Pharmaceutical Insurance Coverage and Health Care Reform” for additional information.

For example, the IRA among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with select high-cost drugs in 2026. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the price negotiated under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part B and Part D whose price increases exceed inflation. Further, the legislation caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of the IRA on our business and the healthcare industry in general is not yet known.

Through executive orders, the current U.S. administration has been taking steps to reduce drug prices, and consistent with these executive directives, in December 2025, CMS issued proposed rules establishing two mandatory drug payment models that would introduce MFN pricing principles into Medicare drug reimbursement. These proposals remain subject to notice-and-comment rulemaking and may face legal or administrative challenges. Separately, in November 2025, CMS introduced a voluntary MFN-based framework for manufacturers participating in the Medicaid Drug Rebate Program. Although participation is voluntary, the model could nonetheless influence manufacturer pricing strategies and broader market dynamics by encouraging alignment of U.S. Medicaid prices with international reference pricing benchmarks. See Item 1 “Business – Government Regulation and Product Approval – Pharmaceutical Insurance Coverage and Health Care Reform” for additional information regarding these laws, regulations and orders.

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

While we have not experienced any material system failure, accident, cyber-attack or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. To the extent that any disruption or security compromise or breach were to result in a loss of, damage to, unauthorized access, or misuse of our data, systems, infrastructure or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability (including in connection with or resulting from litigation or governmental investigations and enforcement actions), our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed and our business could be otherwise adversely affected. We cannot be sure that our cyber insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of any such disruption in, or failure or security incident, breach, or compromise of our system or third-party systems.

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

As of February 17, 2026, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 52.4% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Governance Related to Cybersecurity Risks

Our Vice President, IT & Operations, or Vice President, who reports to the Chief Financial Officer, is responsible for the strategic leadership and direction of our cybersecurity program. With over 15 years of experience in information technology, the Vice President works alongside individuals across other functions, such as legal and engineering, to establish and implement our cybersecurity strategy.

The Vice President and our Chief Legal Officer participate in periodic discussions with other members of our management, including executive leadership, regarding implementation of our cybersecurity program, program enhancements, and relevant cyber risks or threats. Our Chief Legal Officer has received the National Association of Corporate Directors CERT Certificate in Cyber-Risk Oversight.

Our audit committee has oversight over cybersecurity risks. With the input of the executive team, the Vice President provides annual presentations to the audit committee on our cyber program, including updates on security testing and assessments, cyber risks, and related cyber strategy as applicable. The management team will also update the full board of directors on matters related to cybersecurity as needed.

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

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades under the symbol “FULC” on the Nasdaq Global Market and has been publicly traded since July 18, 2019. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of February 17, 2026, there were approximately 11 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Issuer Purchases of Equity Securities

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing small molecules to improve the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Our lead product candidate, pociredir, is in clinical development for the potential treatment of SCD.

In February 2026, we announced updated 20 mg cohort results from the PIONEER trial as of the December 23, 2025 data cut off date showing:

•
Mean absolute HbF increased by 12.2% at 12 weeks of treatment with pociredir (vs. 8.6% at Week 12 in the 12 mg cohort), increasing from a baseline of 7.1% to 19.3%. Seven of 12 patients (58%) achieved absolute HbF levels ≥20% at Week 12, and all patients demonstrated a clinically relevant HbF increase. HbF levels of 20% are associated with ~90% of patients experiencing zero VOCs per year, based on real-world data that we presented at the 20th Annual Sickle Cell & Thalassemia Conference in October 2025.
•
The proportion of HbF-containing red blood cells, or F-cells, increased from a mean of 31% at baseline to 63% at Week 12 (n=10), indicating progression toward pan-cellular HbF induction (HbF distributed across a substantial proportion of RBCs). F-cells are more resistant to sickling and hemolysis because of HbF-mediated inhibition of HbS polymerization. Higher proportions of F-cells are associated with improved RBC health.
•
Mean changes in markers of hemolysis and erythropoiesis improved during the 12-week treatment period:
o
Indirect bilirubin decreased by 40% (vs. 37% at Week 12 in the 12 mg cohort)
o
Lactate dehydrogenase decreased by 34% (vs. 28% at Week 12 in the 12 mg cohort)
o
RBC distribution width decreased by 26% (vs. 27% at Week 12 in the 12 mg cohort)
o
Reticulocyte counts decreased by 42% (vs. 31% at Week 12 in the 12 mg cohort)
•
Mean hemoglobin increased by 1.1 g/dL at Week 12 (vs. 0.9 g/dL at Week 12 in the 12 mg cohort), increasing from a baseline of 7.3 g/dL to 8.4 g/dL.
•
Based on treating physician-documented medical records from the 6-12 months prior to enrollment, approximately 16 VOCs would have been expected during the 12-week treatment period. During the 12-week treatment period, six VOCs were reported. Seven of 12 patients (58%) reported no VOCs during the treatment period.
•
Through the completion of the 20 mg dose cohort, pociredir has been dosed in 148 adults, including 89 subjects in multiple dose cohorts up to 12 weeks.
o
103 healthy subjects, including 44 who received pociredir for 10 to 14 days treatment duration
o
45 SCD patients who received pociredir for up to 12 weeks treatment duration
•
The safety profile observed in the 20 mg dose cohort as of the December 23, 2025 data cut off date remained consistent with previously reported safety data. Pociredir was generally well-tolerated, with no treatment-related serious adverse events and no discontinuations due to treatment-related adverse events through the December 23, 2025 data cut off date.

We are currently activating sites in an open-label extension trial to evaluate longer-term safety and PD durability in patients who completed the PIONEER trial. We plan to provide details regarding the design of the next trial in the second quarter of 2026 following receipt of meeting minutes from our End-of-Phase meeting with the FDA. Pending feedback from the FDA, we plan to initiate a potential registration-enabling trial in the second half of 2026. We also plan to engage with the EMA in mid-2026 to obtain protocol assistance and feedback on the design of the next trial.

In addition to our product candidates, we developed a discovery approach that we employ to systematically identify and validate cellular drug targets that can potentially modulate gene expression to treat known root causes of genetically defined rare diseases. Our discovery approach led to the identification of pociredir for SCD, as well as other drug candidates. We are applying our discovery capabilities to explore additional mechanisms that may complement pociredir’s mechanism of action to induce HbF for the potential treatment of SCD. We also presented preclinical data for FTX-6274, an oral EED inhibitor candidate, at the European Society for Medical Oncology (ESMO) Congress 2025, demonstrating tumor growth inhibition in castration resistant prostate cancer models.

Based on results from IND-enabling studies, we have decided not to advance our program for bone marrow failure syndromes into clinical development and will focus our resources on advancing pociredir and our core benign hematology programs.

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $74.9 million and $9.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $594.3 million. We expect our expenses and operating losses will increase over the next several years in connection with our ongoing activities, as we:

•
continue our clinical development of pociredir and advance the program into a later stage trial;
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

As of December 31, 2025, we had $352.3 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

In May 2024, we entered into a collaboration and license agreement with Sanofi, pursuant to which we granted Sanofi an exclusive license under certain intellectual property rights to commercialize losmapimod, an oral small molecule that we were developing for the treatment of FSHD outside of the United States and received an upfront payment of $80.0 million.

During the year ended December 31, 2025, we recorded a $1.0 million reduction in research and development expenses in connection with global development activities for losmapimod. During the year ended December 31, 2025, we recognized no revenue associated with the Sanofi territory-specific manufacturing activities for losmapimod. As a result of the suspension of future development of losmapimod following our September 2024 announcement that there was no statistically significant difference between losmapimod and placebo on the primary endpoint in the Phase 3 REACH trial, Sanofi terminated the license. Accordingly, we will not recognize additional revenues under the Sanofi collaboration agreement.

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

The following table summarizes our external research and development expenses by program for the years ended December 31, 2025 and 2024. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately. Payments to or reimbursements from Sanofi related to global development activities are accounted for as an increase to or reduction of losmapimod external expenses.

	Year Ended December 31,
(in thousands)	2025	2024
Pociredir external expenses	$19,994	$8,577
Losmapimod external expenses	941	20,801
Pre-development candidate expenses and unallocated expenses	19,061	14,008
Internal research and development expenses	16,107	20,000
Total research and development expenses	$56,103	$63,386

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
•
the availability of raw materials and API for use in production of our product candidates;
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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following summarizes our results of operations for the years ended December 31, 2025 and 2024, along with the changes in those items in dollars:

	Year Ended December 31,		Change
(in thousands)	2025	2024	$
Collaboration revenue	—	80,000	(80,000)
Operating expenses:
Research and development	56,103	63,386	(7,283)
General and administrative	28,666	36,448	(7,782)
Restructuring expenses	—	2,063	(2,063)
Total operating expenses	84,769	101,897	(17,128)
Loss from operations	(84,769)	(21,897)	(62,872)
Other income, net	9,889	12,172	(2,283)
Net loss	$(74,880)	$(9,725)	$(65,155)

Collaboration Revenue

Collaboration revenue decreased by $80.0 million from the year ended December 31, 2024 to the year ended December 31, 2025. The decrease was attributable to the recognition of $80.0 million of revenue associated with the upfront license payment received during the year ended December 31, 2024 under the now terminated Sanofi collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
(in thousands)	2025	2024	$
External research and development	$31,744	$36,327	$(4,583)
Employee compensation	16,108	20,000	(3,892)
Laboratory supplies	2,361	1,528	833
Facility costs	4,449	4,483	(34)
Other	1,441	1,048	393
Total research and development expenses	$56,103	$63,386	$(7,283)

Research and development expense decreased by $7.3 million from $63.4 million for the year ended December 31, 2024 to $56.1 million for the year ended December 31, 2025. The decrease in research and development expense was primarily attributable to the following:

•
$4.6 million of decreased external research and development costs, primarily due to the suspension of the losmapimod program, including decreased development cost sharing reimbursement under our former collaboration with Sanofi for losmapimod, partially offset by increased development costs associated with the advancement of the Phase 1b PIONEER trial of pociredir;
•
$3.9 million of decreased employee compensation costs due to decreased headcount, including a $1.2 million decrease in stock-based compensation expense;
•
partially offset by $0.8 million of increased laboratory supplies costs and $0.4 million of increased other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
(in thousands)	2025	2024	$
Employee compensation	$17,328	$19,754	$(2,426)
Professional services	7,621	11,999	(4,378)
Facility costs	1,194	1,483	(289)
Other	2,523	3,212	(689)
Total general and administrative expenses	$28,666	$36,448	$(7,782)

General and administrative expenses decreased by $7.7 million from $36.4 million for the year ended December 31, 2024 to $28.7 million for the year ended December 31, 2025. The decrease in general and administrative expenses was primarily attributable to the following:

•
$4.4 million of decreased professional services costs, primarily due to decreased commercial and legal costs;
•
$2.4 million of decreased employee compensation costs due to decreased headcount, including a $0.9 million decrease in stock-based compensation expense;
•
$0.3 million of decreased facility costs primarily as a result of the expiration of our lease agreement for office space at 125 Sidney Street; and
•
$0.7 million of decreased other costs.

Other Income, Net

Other income, net decreased by $2.3 million from $12.2 million for the year ended December 31, 2024 to $9.9 million for the year ended December 31, 2025. The decrease was primarily due to a decrease in our average cash, cash equivalents, and marketable securities balance, and a decreased rate of return due to declining interest rates.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of December 31, 2025, we have funded our operations primarily with aggregate gross proceeds of $967.5 million from the sale of shares of our capital stock and pre-funded warrants and from upfront payments received under our collaboration and license agreements. As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $352.3 million.

In February 2024, we entered into a controlled equity offeringsm agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, as agents, with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time in our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $100.0 million through the agents. As of December 31, 2025, we have not issued or sold any shares of common stock under the at-the-market offering program.

In December 2025, pursuant to an underwriting agreement with J.P. Morgan Securities LLC, Leerink Partners LLC, and Cantor Fitzgerald & Co., we and issued and sold (i) 11,851,853 shares of our common stock at a public offering price of $13.50 per share and (ii) pre-funded warrants to purchase up to 1,111,193 shares of our common stock at a public offering price of $13.499 per pre-funded warrant. The net proceeds of the offering were $164.2 million, after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(60,065)	$(2,218)
Net cash provided by investing activities	30,719	32,230
Net cash provided by financing activities	168,667	2,746
Net increase in cash, cash equivalents, and restricted cash	$139,321	$32,758

Net Cash Used in Operating Activities

Net cash used in operating activities was $60.1 million during the year ended December 31, 2025 compared to $2.2 million during the year ended December 31, 2024. The increase in net cash used in operating activities of $57.9 million was primarily due to an increase in net loss.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $30.7 million during the year ended December 31, 2025 compared to $32.2 million during the year ended December 31, 2024. The decrease in net cash provided by investing activities of $1.5 million was primarily due to a decrease in net maturities of marketable securities during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $168.7 million during the year ended December 31, 2025 compared to $2.7 million during the year ended December 31, 2024. Net cash provided by financing activities during the year ended December 31, 2025 primarily consisted of net proceeds of $164.2 million from the December 2025 public offering of our common stock and pre-funded warrants. Net cash provided by financing activities during the year ended December 31, 2024 consisted of net proceeds of $2.7 million from the issuance of common stock under our benefit plans.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2029. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities and our investments are in short-term marketable securities, such as corporate bonds and commercial paper. As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $352.3 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2025, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2025 and 2024.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

a)
None.
b)
Director and Officer Trading Plans and Arrangements.

On December 26, 2025, Katina Dorton, a member of our board of directors, adopted a trading plan for the potential exercise of vested stock options and the associated sale of up to 140,000 shares of our common stock. The trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is expected to remain in effect until December 15, 2026.

On December 29, 2025, Alan Ezekowitz, a member of our board of directors, adopted a trading plan for the potential exercise of vested stock options and the associated sale of up to 124,713 shares of our common stock. The trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is expected to remain in effect until December 31, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC, with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Consolidated Financial Statements

The following documents are included on pages F-1 through F-26 attached hereto and are filed as part of this Annual Report on Form 10-K.

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

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fulcrum Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fulcrum Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

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

Accrued Research Contract Costs
Description of the Matter

As of December 31, 2025, the Company had recognized $3.8 million of Accrued external research and development expenses. Included within this amount were accrued costs for clinical and contract research organization activities. As discussed in Note 2 to the consolidated financial statements, the Company accrues external costs for clinical trial activities based upon estimates of the services received and related expenses incurred through the balance sheet date that have yet to be invoiced by research institutions and other vendors.

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

Boston, Massachusetts

February 24, 2026

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$197,533	$58,212
Marketable securities	154,773	182,809
Unbilled accounts receivable	—	2,096
Prepaid expenses and other current assets	5,174	6,806
Total current assets	357,480	249,923
Property and equipment, net	2,824	3,900
Operating lease right-of-use assets	4,241	5,684
Restricted cash	1,201	1,201
Other assets	538	10
Total assets	$366,284	$260,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,592	$1,164
Accrued expenses and other current liabilities	9,052	7,694
Operating lease liability, current	2,404	2,186
Total current liabilities	13,048	11,044
Operating lease liability, excluding current portion	4,039	6,443
Other liabilities, excluding current portion	197	197
Total liabilities	17,284	17,684
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 66,578,891 and 53,968,303 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	67	54
Additional paid-in capital	943,037	762,248
Accumulated other comprehensive gain	174	130
Accumulated deficit	(594,278)	(519,398)
Total stockholders’ equity	349,000	243,034
Total liabilities and stockholders’ equity	$366,284	$260,718

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
Collaboration revenue	—	80,000
Operating expenses:
Research and development	56,103	63,386
General and administrative	28,666	36,448
Restructuring expenses	—	2,063
Total operating expenses	84,769	101,897
Loss from operations	(84,769)	(21,897)
Other income, net	9,889	12,172
Net loss	$(74,880)	$(9,725)
Net loss per share, basic and diluted	$(1.18)	$(0.16)
Weighted-average common shares outstanding, basic and diluted	63,355	61,984

Comprehensive loss:
Net loss	$(74,880)	$(9,725)
Other comprehensive gain:
Unrealized gain on marketable securities	44	266
Total other comprehensive gain	44	266
Comprehensive loss	$(74,836)	$(9,459)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	61,915,367	62	744,940	(136)	(509,673)	235,193
Issuance of common stock under employee benefit plans	530,610	—	2,746	—	—	2,746
Vesting of restricted stock awards	22,326	—	—	—	—	—
Issuance of pre-funded warrants in exchange for common stock	(9,350,000)	(9)	9	—	—	—
Issuance of common stock pursuant to pre-funded warrant exercise	850,000	1	(1)	—	—	—
Stock-based compensation expense	—	—	14,554	—	—	14,554
Unrealized gain on marketable securities	—	—	—	266	—	266
Net loss	—	—	—	—	(9,725)	(9,725)
Balance at December 31, 2024	53,968,303	$54	$762,248	$130	$(519,398)	$243,034
Issuance of common stock and pre-funded warrants in connection with public offering, net of issuance costs	11,851,853	12	164,155	—	—	164,167
Issuance of common stock under employee benefit plans	739,230	1	4,166	—	—	4,167
Vesting of restricted stock awards	19,505	—	—	—	—	—
Stock-based compensation expense	—	—	12,468	—	—	12,468
Unrealized gain on marketable securities	—	—	—	44	—	44
Net loss	—	—	—	—	(74,880)	(74,880)
Balance at December 31, 2025	66,578,891	$67	$943,037	$174	$(594,278)	$349,000

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Operating activities
Net loss	$(74,880)	$(9,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,390	1,593
Stock-based compensation expense	12,468	14,554
Net accretion of discounts on marketable securities	(2,953)	(4,392)
Changes in operating assets and liabilities:
Unbilled accounts receivable	2,096	(1,559)
Prepaid expenses and other current assets	1,632	(1,365)
Operating lease assets and liabilities	(743)	(700)
Other assets	(528)	2,001
Accounts payable	428	(1,593)
Accrued expenses and other liabilities	1,025	(1,032)
Net cash used in operating activities	$(60,065)	$(2,218)
Investing activities
Purchases of marketable securities	(180,220)	(178,594)
Maturities of marketable securities	211,253	211,102
Purchases of property and equipment	(314)	(278)
Net cash provided by investing activities	30,719	32,230
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in connection with public offerings, net of issuance costs	164,500	—
Proceeds from issuance of common stock under benefit plans, net	4,167	2,746
Net cash provided by financing activities	168,667	2,746
Net increase in cash, cash equivalents and restricted cash	139,321	32,758
Cash, cash equivalents, and restricted cash, beginning of period	59,413	26,655
Cash, cash equivalents, and restricted cash, end of period	$198,734	$59,413
Supplemental cash flow information
Cash paid for operating lease liabilities	$2,649	$2,782
Non-cash investing and financing activities:
Offering costs unpaid at end of period	$333	$—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$197,533	$58,212
Restricted cash	1,201	1,201
Total cash, cash equivalents, and restricted cash	$198,734	$59,413

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

Sales of Common Stock

In December 2025, the Company completed a public offering of its common stock and issued and sold 11,851,853 shares of common stock at a public offering price of $13.50 per share, and 1,111,193 pre-funded warrants to purchase shares of common stock, at a price to the public of $13.499 per pre-funded warrant, resulting in net proceeds of $164.2 million after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of its capital stock and from upfront payments received from collaboration and license agreements. As of December 31, 2025, the Company had an accumulated deficit of $594.3 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to advance and expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Marketable Securities

The Company classifies securities with a remaining maturity when purchased of greater than three months as marketable securities. As of December 31, 2025, the Company’s marketable securities consisted of investments in government agency securities and corporate bonds. Marketable securities are classified as current assets on the consolidated balance sheets if the marketable securities are available to be converted into cash to fund current operations.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use or disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2025 and 2024.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2025 and 2024, comprehensive loss consists of net loss and unrealized gains on investments.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and pre-funded warrants outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and pre-funded warrants outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options to purchase common stock and unvested restricted stock awards are considered potential dilutive common shares. The Company has generated a net loss in all periods presented, and therefore the basic and diluted net loss per share are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and restricted cash. The Company’s cash, cash equivalents, and restricted cash are deposited in accounts at large financial institutions. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash, cash equivalents and restricted cash are held. The Company maintains its cash equivalents in money market funds that invest in U.S. Treasury securities. The Company’s marketable securities consist of government agency securities and corporate bonds and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these funds.

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

Recent Accounting Pronouncements—To Be Adopted

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation and income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The new standard became effective for the Company on December 31, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of December 31, 2025 and 2024 (in thousands):

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$197,533	$197,533	$—	$—
Marketable securities:
Government agency securities	3,501	—	3,501	—
Corporate bonds	151,272	—	151,272	—
Total	$352,306	$197,533	$154,773	$—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$45,722	$45,722	$—	$—
U.S. Treasury securities	12,490	—	12,490	—
Marketable securities:
U.S. Treasury securities	2,496	—	2,496	—
Government agency securities	11,282	—	11,282	—
Corporate bonds	169,031	—	169,031	—
Total	$241,021	$45,722	$195,299	$—

There were no transfers between fair value levels during the years ended December 31, 2025 and 2024.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of December 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$197,533	$—	$—	$197,533
Total cash equivalents	197,533	—	—	197,533
Marketable securities:
Government agency securities	3,499	2	—	3,501
Corporate bonds	151,100	187	(15)	151,272
Total marketable securities	154,599	189	(15)	154,773
Total cash equivalents and marketable securities	$352,132	$189	$(15)	$352,306

	Fair Value Measurements at December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$45,722	$—	$—	$45,722
U.S. Treasury securities	12,488	2	—	12,490
Total cash equivalents	58,210	2	—	58,212
Marketable securities:
U.S. Treasury securities	2,496	—	—	2,496
Government agency securities	11,260	22	—	11,282
Corporate bonds	168,925	154	(48)	169,031
Total marketable securities	182,681	176	(48)	182,809
Total cash equivalents and marketable securities	$240,891	$178	$(48)	$241,021

There were no sales of marketable securities during the year ended December 31, 2025. As of December 31, 2025, the Company held 6 debt securities that were in an unrealized loss position for less than 12 months with an aggregate fair value of $21.2 million. As of December 31, 2025, the Company held no debt securities that were in an unrealized loss position for greater than 12 months. As of December 31, 2025, the aggregate fair value of marketable securities with a remaining contractual maturity of greater than one year was $4.7 million.

The Company has the intent and ability to hold its debt securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the year ended December 31, 2025.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Lab equipment	$10,158	$9,844
Furniture and fixtures	600	600
Computer equipment	393	393
Software	199	199
Leasehold improvements	7,121	7,121
Total property and equipment	18,471	18,157
Less: accumulated depreciation	(15,647)	(14,257)
Property and equipment, net	$2,824	$3,900

Depreciation expense for the years ended December 31, 2025 and 2024 was $1.4 million and $1.6 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid expenses	$4,065	$5,560
Interest income receivable	1,070	1,246
Prepaid sign-on bonuses subject to vesting provisions	39	—
Total prepaid expenses and other current assets	$5,174	$6,806

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Payroll and benefits	$4,312	$2,988
External research and development	3,791	3,561
Professional services	691	682
Other	258	463
Total accrued expenses and other current liabilities	$9,052	$7,694

7. Preferred Stock

As of December 31, 2025 and 2024, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of December 31, 2025 and 2024.

No dividends have been declared since inception.

8. Common Stock

As of December 31, 2025 and 2024, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of December 31, 2025 and 2024, the Company has reserved for future issuance the following number of shares of common stock:

	December 31, 2025	December 31, 2024
Shares reserved for exercises of outstanding stock options	11,645,843	9,354,699
Shares reserved for vesting of restricted stock units	69,486	43,072
Shares reserved for future issuance under the 2019 Stock Incentive Plan	4,779,386	5,207,362
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	2,031,072	1,671,843
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	1,308,484	1,896,209
Shares reserved for future issuance for pre-funded warrants	9,611,193	8,500,000
	29,445,464	26,673,185

Pre-Funded Warrants

In August 2024, the Company entered into separate exchange agreements with RA Capital Healthcare Fund, L.P. (“RA Capital”) and another existing institutional stockholder, pursuant to which (i) RA Capital exchanged 8,500,000 shares of the Company's common stock for a pre-funded warrant to acquire 8,500,000 shares of the Company's common stock and (ii) the other existing institutional stockholder exchanged an aggregate of 850,000 shares of the Company's common stock, for pre-funded warrants to acquire an aggregate of 850,000 shares of the Company's common stock. The aggregate 9,350,000 shares of common stock subject to the exchange agreements were retired on the date of the exchanges. In December 2025, the Company issued and sold 1,111,193 pre-funded warrants to purchase shares of common stock, at a price to the public of $13.499 per pre-funded warrant. As of December 31, 2025, 850,000 pre-funded warrants have been exercised.

The pre-funded warrants have an exercise price of $0.001 per underlying share of common stock, are immediately exercisable and have no expiration date. The number of shares of the Company’s common stock issuable upon exercise of each pre-funded warrant is subject to adjustment upon certain corporate events, including certain stock dividends and splits, combinations, reclassifications, and certain other events. The pre-funded warrants include a beneficial ownership blocker that provides that the holder may not exercise (nor may we allow the exercise) if upon giving effect to such exercise, it would cause the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with affiliates and any other persons whose beneficial ownership of the Company’s common stock would be aggregated for the purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) to exceed a limit agreed to with the investor, of the total number of then issued and outstanding shares of the Company’s common stock as determined in accordance with the terms of the pre-funded warrant. This threshold may be increased or decreased upon 61 days’ prior notice at the discretion of RA Capital, but not in excess of 19.99%.

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

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of December 31, 2025 and 2024, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. As of December 31, 2025, there were 4,779,386 shares available for future issuance under the 2019 Plan. On January 1, 2026, the number of shares reserved for issuance under the 2019 Plan was increased by 2,000,000 shares.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company's board of directors adopted the 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. Effective March 8, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 2,000,000 shares. Effective May 18, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,400,000 shares. Effective June 17, 2024, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,000,000 shares. As of December 31, 2025, there were 1,308,484 shares available for future issuance under the Inducement Plan.

Stock Options

Stock options granted by the Company typically vest over a four year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. The following table summarizes the Company’s stock option activity during the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,354,699	$7.46	8.03	$5,353,463
Granted	4,178,973	5.07
Exercised	(669,888)	5.86
Cancelled	(1,217,941)	7.66
Outstanding at December 31, 2025	11,645,843	$6.67	7.70	$61,391,718
Exercisable at December 31, 2025	5,842,568	$8.09	6.84	$25,954,335

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the years ended December 31, 2025 and 2024 was $4.28 per share and $6.31 per share, respectively. The total intrinsic value of stock options exercised in the years ended December 31, 2025 and 2024 was $4.5 million and $1.4 million, respectively.

The fair value of stock options granted during the years ended December 31, 2025 and 2024 has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Risk-free interest rate	4.3%	4.1%
Expected dividend yield	0.0%	0.0%
Expected term (years)	6.0	6.0
Expected stock price volatility	110.2%	103.3%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	43,072	$9.25
Granted	57,105	4.16
Vested	(19,505)	9.50
Cancelled	(11,186)	6.70
Unvested at December 31, 2025	69,486	$5.41

The aggregate intrinsic value of all restricted stock units and restricted stock awards that vested during the years ended December 31, 2025 and 2024 was $0.1 million and $0.2 million, respectively.

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Year Ended December 31,
	2025	2024
General and administrative	$9,020	$9,901
Research and development	3,448	4,653
Total stock-based compensation expense	$12,468	$14,554

As of December 31, 2025, the Company had an aggregate of $22.1 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.3 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was increased on January 1, 2020, and will be increased annually on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. As of December 31, 2025, there were 2,031,072 shares available for future issuance under the ESPP. On January 1, 2026, the number of shares reserved for issuance under the 2019 ESPP was increased by 428,571 shares.

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

For the purposes of ASC 606, the transaction price of the Sanofi Agreement as of the outset of the arrangement consists of the upfront cash payment of $80.0 million, which was allocated to the performance obligation related to the losmapimod license and recognized as revenue during the year ended December 31, 2024. During the year ended December 31, 2025, the Company recognized no revenue associated with the upfront license payment.

For the parties’ participation in global development for losmapimod, the Company concluded that those activities and cost-sharing payments related to such activities are within the scope of ASC 808, as both parties are active participants in the development activities and are exposed to significant risks and rewards of those activities under the Sanofi agreement. The Company assessed its relationship with Sanofi, the economics and nature of the global development activities, and the contractual terms of the Sanofi Agreement and concluded that, in accordance with its policy, payments to or reimbursements from Sanofi related to the global development activities will be accounted for as an increase to or reduction of research and development expenses. During the years ended December 31, 2025 and 2024, the Company recorded a reduction in research and development expenses in connection with global development activities for losmapimod of $1.0 million and $8.1 million, respectively.

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

The Company made an undisclosed upfront non-refundable, non-creditable payment to CAMP4. If the Company succeeds in developing and commercializing licensed products, CAMP4 will be eligible to receive (i) up to $35.0 million in development and regulatory milestone payments, and (ii) up to $35.0 million in sales milestone payments. CAMP4 is also eligible to receive royalties on worldwide net sales of licensed products ranging from mid-single digit to low-double digit, subject to potential reduction following loss of patent coverage, the launch of certain generic products or royalty stacking for licenses of third party intellectual property. The royalties will expire on a product-by-product and country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering the compounds in such country, (ii) the expiration of all regulatory exclusivities in such country, and (iii) 10 years following the first commercial sale in such country. The Company is responsible for the costs associated with the development and regulatory approvals of licensed products. In April 2025, the Company achieved a $0.6 million preclinical milestone that the Company recorded as research and development expense during the year ended December 31, 2025.

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

11. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of December 31, 2025 and December 31, 2024. Operating lease and variable lease expense associated with this lease for the year ended December 31, 2025 were approximately $1.9 million and $1.1 million, respectively. Operating lease and variable lease expense associated with this lease for the year ended December 31, 2024 were approximately $1.9 million and $0.9 million, respectively.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of December 31, 2025, are as follows (in thousands):

2026	2,729
2027	2,811
2028	1,426
Total minimum lease payments	6,966
Less: imputed interest	(523)
Total lease liability	$6,443

12. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of December 31, 2025 or 2024.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. Other than attorneys’ fees and costs related to the defense of a securities action, which closed in March 28, 2025, no such costs have been incurred during the year ended December 31, 2025.

13. Income Taxes

The Company's pretax net loss for the years ended December 31, 2025 and 2024 results entirely from United States operations. During the years ended December 31, 2025 and 2024, the Company incurred book and tax losses and, because it maintains a full valuation allowance on its net deferred tax assets, did not recognize income tax expense or benefit. Accordingly, the Company did not make any cash payments for income taxes during the years ended December 31, 2025 and 2024.

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

A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(15,701)	21.00%	$(1,978)	21.00%
State and local income tax, net of federal income tax effect	—	—	—	—
Foreign tax effects	—	—	—	—
Effects of changes in tax laws or rates enacted in the current period	—	—	—	—
Effects of cross-border-tax laws	—	—	—	—
Tax credits:
Federal research and development credits	(908)	0.01	(884)	0.09
Federal orphan drug credits	(5,255)	0.07	(7,297)	0.77
Changes in valuation allowances	20,716	(0.28)	(89,613)	9.51
Nontaxable or nondeductible items:
Stock-based compensation	—	—	587	(0.06)
Officers' compensation	879	(0.01)	482	(0.05)
Other permanent differences	(103)	0.00	85	(0.01)
Changes in unrecognized tax benefits	—	—	—	—
Other adjustments:
Impact of ownership change	—	—	97,547	(10.36)
Stock compensation cancellations	—	—	1,322	(0.14)
Other	372	(0.00)	(251)	0.03
Effective income tax rate	$—	—%	$—	—%

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Capitalized research and development costs	$29,024	$38,850
Net operating loss carryforwards	27,713	1,436
Orphan drug credit carryforwards	7,448	2,193
Research and development credit carryforwards	1,326	422
Intangible assets	2,848	2,705
Accrued expenses and other	8,298	6,760
Operating lease liability	1,703	2,287
Gross deferred tax assets	78,360	54,653
Valuation allowance	(76,506)	(51,753)
Net deferred tax assets	1,854	2,900
Deferred tax liability	(1,854)	(2,900)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the net deferred tax assets. The Company considered its history of cumulative net losses incurred since inception and its lack of commercialization of any products since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2025 and 2024. The valuation allowance increased by $24.8 million during the year ended December 31, 2025, which is primarily attributable to increases in net operating loss carryforwards as a result of current year net losses and the generation of research and development and orphan drug tax credit carryforwards. The Company reevaluates the positive and negative evidence at each reporting period.

As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $102.8 million, which may be available to offset future taxable income and do not expire, but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2025, the Company also had state net operating loss carryforwards of approximately $96.9 million, which begin to expire in 2044. Substantially all state net operating loss carryforwards relate to Massachusetts.

As of December 31, 2025, the Company had federal orphan drug credits of approximately $7.5 million, which begin to expire in 2044. As of December 31, 2025, the Company had federal research and development tax credit carryforwards of approximately $1.2 million, which begin to expire in 2039. As of December 31, 2025, the Company also had state research and development tax credit carryforwards of approximately $0.2 million, which begin to expire in 2039.

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

The Company completed a study to assess whether an ownership change had occurred under Section 382 through December 31, 2024, and determined that all net operating loss carryforwards and credits generated before September 12, 2024 are limited. As a result, the carryforwards before the ownership change date of September 12, 2024 are not available for utilization and have been written off. The carryforwards as of December 31, 2025 and 2024 were generated after the ownership change on September 12, 2024. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since December 31, 2024. If the Company has experienced a change of control, as defined by Section 382, subsequent to December 31, 2024, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. As of December 31, 2025, the Company’s tax years are still open under statute from 2016 to the present.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the provision for income taxes. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. For the year ended December 31, 2025, the Company generated research and development tax credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development tax credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development tax credit carryforwards and, if an adjustment is required, this adjustment would result in an adjustment to the deferred tax asset established for the research and development tax credit carryforwards and the valuation allowance.

14. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.4 million and $0.6 million in contributions to the 401(k) Plan for the years ended December 31, 2025 and 2024, respectively.

15. Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Stock options	11,645,843	9,354,699
Restricted stock units	69,486	43,072
Total	11,715,329	9,397,771

16. Restructuring Activities

In September 2024, the Company announced a plan to reprioritize research and development activities to focus on advancing pociredir for the treatment of sickle cell disease, novel therapeutic agents for the treatment of DBA, and the Company's early discovery programs. The plan reduced the Company’s workforce from 80 to 51 full-time employees, including a reduction of positions across both research and development and general and administrative functions. During the year ended December 31, 2024, the Company recorded aggregate restructuring charges of $2.1 million related to severance and other employee-related costs, of which $1.7 million was paid during the year ended December 31, 2024. During the year ended December 31, 2025, the Company paid $0.4 million of restructuring charges.

Accrued restructuring charges as of December 31, 2023	$—
Restructuring charges incurred during the period	2,063
Amounts paid during the period	(1,686)
Accrued restructuring charges as of December 31, 2024	$377
Restructuring charges incurred during the period	—
Amounts paid during the period	(377)
Accrued restructuring charges as of December 31, 2025	$—

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

The Company and the CODM primarily utilize the segment's consolidated net loss, disaggregated between (a) research and development and (b) general and administrative, as the key indicator to assess the segment's performance and for allocating resources.

The Company's reportable segment revenue, operating expenses, and net loss for the years ended December 31, 2025 and December 31, 2024 are as follows:

	Year Ended December 31,
	2025	2024
Collaboration Revenue	—	80,000
Operating expenses:
Research and development
Pociredir external expenses	19,994	8,577
Losmapimod external expenses	941	20,801
Employee compensation expenses (excluding stock-based compensation expenses)	12,659	15,347
Stock-based compensation expenses	3,448	4,653
Pre-development candidate expenses and unallocated expenses	19,061	14,008
General and administrative	28,666	36,448
Restructuring expenses	—	2,063
Total operating expenses	84,769	101,897
Loss from operations	(84,769)	(21,897)
Other income, net	9,889	12,172
Net loss	$(74,880)	$(9,725)

EXHIBIT INDEX

Exhibit Number	Description
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

10.20#*	Amended and restated employment agreement, dated December 22, 2025, by and between the Registrant and Curtis Oltmans.
10.21#

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.22†

License Agreement, effective as of July 5, 2023, by and between the Registrant and CAMP4 Therapeutics Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2023).

10.23

Lease for 26 Landsdowne Street, dated November 22, 2017, by and between the UP 26 Landsdowne, LLC and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232260) filed with the Securities and Exchange Commission on June 21, 2019).

10.24

Controlled Equity OfferingSM Sales Agreement, dated February 27, 2024, by and among the Registrant, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 27, 2024).

10.25	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2024).
10.26	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2025).
19.1	Insider Trading Policy of Registrant (incorporated by reference to Exhibit 19.1 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2025).
21.1	Subsidiary of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2024).
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Fulcrum Therapeutics, Inc.

Date: February 24, 2026	By:	/s/ Alex C. Sapir
Alex C. Sapir
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alex C. Sapir	President and Chief Executive Officer	February 24, 2026
Alex C. Sapir	(Principal Executive Officer)

/s/ Alan Musso	Chief Financial Officer (Principal Financial Officer)	February 24, 2026
Alan Musso

/s/ Greg Tourangeau	Vice President, Finance (Principal Accounting Officer)	February 24, 2026
Greg Tourangeau

/s/ Kate Haviland	Chairman of the Board	February 24, 2026
Kate Haviland

/s/ Sonja Banks	Director	February 24, 2026
Sonja Banks

/s/ Katina Dorton	Director	February 24, 2026
Katina Dorton

/s/ Alan Ezekowitz	Director	February 24, 2026
Alan Ezekowitz, MBChB, D. Phil

/s/ James Geraghty	Director	February 24, 2026
James Geraghty

/s/ Robert J. Gould	Director	February 24, 2026
Robert J. Gould, Ph.D.

/s/ Colin Hill	Director	February 24, 2026
Colin Hill

/s/ Rachel K. King	Director	February 24, 2026
Rachel K. King