Form 10-Q
period 2026-03-31
Fulcrum Therapeutics, Inc.
filed 2026-04-27
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 20, 2026, the registrant had 66,633,321 shares of common stock, $0.001 par value per share, outstanding.

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
•
our intellectual property position;
•
our ability to identify, in-license, acquire or develop additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives (particularly in light of our recent termination of our license agreement with CAMP4 Therapeutics Corp., or CAMP4);
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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $74.9 million for the year ended December 31, 2025. Our net loss was $18.9 million for the three months ended March 31, 2026. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of March 31, 2026, we had an accumulated deficit of $613.2 million.
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
•
Our business was negatively impacted by the COVID-19 pandemic and may in the future be impacted by any future pandemics, as well as other geopolitical events that can impact our clinical trials or the supply chain, both ex-U.S. and domestically, or changes in U.S. economic policy announced by the current administration. These events may adversely impact the U.S. economy and/or economies worldwide, which could result in adverse effects on our business and operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$50,261	$197,533
Marketable securities	283,055	154,773
Prepaid expenses and other current assets	5,353	5,174
Total current assets	338,669	357,480
Property and equipment, net	2,494	2,824
Operating lease right-of-use assets	3,860	4,241
Restricted cash	1,201	1,201
Other assets	546	538
Total assets	$346,770	$366,284
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,450	$1,592
Accrued expenses and other current liabilities	4,953	9,052
Operating lease liability, current	2,461	2,404
Total current liabilities	9,864	13,048
Operating lease liability, excluding current portion	3,406	4,039
Other liabilities, excluding current portion	197	197
Total liabilities	13,467	17,284
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 66,608,096 and 66,578,891 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	67	67
Additional paid-in capital	946,918	943,037
Accumulated other comprehensive (loss) gain	(513)	174
Accumulated deficit	(613,169)	(594,278)
Total stockholders’ equity	333,303	349,000
Total liabilities and stockholders’ equity	$346,770	$366,284

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	14,084	13,404
General and administrative	8,102	6,999
Total operating expenses	22,186	20,403
Loss from operations	(22,186)	(20,403)
Other income, net	3,295	2,748
Net loss	$(18,891)	$(17,655)
Net loss per share, basic and diluted	$(0.25)	$(0.28)
Weighted-average common shares outstanding, basic and diluted	76,215	62,479

Comprehensive loss:
Net loss	$(18,891)	$(17,655)
Other comprehensive loss:
Unrealized loss on marketable securities	(687)	(60)
Total other comprehensive loss	(687)	(60)
Comprehensive loss	$(19,578)	$(17,715)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2024	53,968,303	54	762,248	130	(519,398)	243,034
Vesting of restricted stock awards	11,003	—	—	—	—	—
Stock-based compensation expense	—	—	3,167	—	—	3,167
Unrealized loss on marketable securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(17,655)	(17,655)
Balance at March 31, 2025	53,979,306	$54	$765,415	$70	$(537,053)	$228,486
Balance at December 31, 2025	66,578,891	67	943,037	174	(594,278)	349,000
Issuance of common stock under employee benefit plans	7,887	—	21	—	—	21
Vesting of restricted stock awards	21,318	—	—	—	—	—
Stock-based compensation expense	—	—	3,860	—	—	3,860
Unrealized loss on marketable securities	—	—	—	(687)	—	(687)
Net loss	—	—	—	—	(18,891)	(18,891)
Balance at March 31, 2026	66,608,096	$67	$946,918	$(513)	$(613,169)	$333,303

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(18,891)	$(17,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	338	353
Stock-based compensation expense	3,860	3,167
Net accretion of discounts on marketable securities	(767)	(899)
Changes in operating assets and liabilities:
Unbilled accounts receivable	—	1,117
Prepaid expenses and other current assets	(179)	1,832
Operating lease assets and liabilities	(195)	(175)
Other assets	(8)	—
Accounts payable	858	343
Accrued expenses and other liabilities	(3,766)	(3,340)
Net cash used in operating activities	$(18,750)	$(15,257)
Investing activities
Purchases of marketable securities	(155,337)	(60,397)
Maturities of marketable securities	27,135	59,620
Purchases of property and equipment	(8)	—
Net cash used in investing activities	(128,210)	(777)
Financing activities
Payments of offering costs associated with the issuance of common stock and pre-funded warrants	(333)	—
Proceeds from issuance of common stock under benefit plans, net	21	—
Net cash used in financing activities	(312)	—
Net decrease in cash, cash equivalents and restricted cash	(147,272)	(16,034)
Cash, cash equivalents, and restricted cash, beginning of period	198,734	59,413
Cash, cash equivalents, and restricted cash, end of period	$51,462	$43,379
Supplemental cash flow information
Cash paid for operating lease liabilities	$671	$652

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$50,261	$42,178
Restricted cash	1,201	1,201
Total cash, cash equivalents, and restricted cash	$51,462	$43,379

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2026 and the results of its operations and its cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026 (the “Annual Report on Form 10-K”).

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of its capital stock and from upfront payments received from collaboration and license agreements. As of March 31, 2026, the Company had an accumulated deficit of $613.2 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to advance and expand its research and development efforts. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amount of expenses during the reported periods. Estimates inherent in the preparation of these consolidated financial statements include, but are not limited to, estimates related to accrued expenses, stock-based compensation expense, and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ from those estimates or assumptions.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at March 31, 2026
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$42,274	$42,274	$—	$—
U.S. Treasury securities	7,987	—	7,987	—
Marketable securities:
Government agency securities	3,500	—	3,500	—
U.S. Treasury securities	39,502	—	39,502	—
Corporate bonds	240,053	—	240,053	—
Total	$333,316	$42,274	$291,042	$—

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$197,533	$197,533	$—	$—
Marketable securities:
Government agency securities	3,501	—	3,501	—
Corporate bonds	151,272	—	151,272	—
Total	$352,306	$197,533	$154,773	$—

There were no transfers between fair value levels during the three months ended March 31, 2026.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$42,274	$—	$—	$42,274
U.S. Treasury securities	7,987	—	—	7,987
Total cash equivalents	50,261	—	—	50,261
Marketable securities:
Government agency securities	3,500	—	—	3,500
U.S. Treasury securities	39,570	—	(68)	39,502
Corporate bonds	240,498	46	(491)	240,053
Total marketable securities	283,568	46	(559)	283,055
Total cash equivalents and marketable securities	$333,829	$46	$(559)	$333,316

	Fair Value Measurements at December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$197,533	$—	$—	$197,533
Total cash equivalents	197,533	—	—	197,533
Marketable securities:
Government agency securities	3,499	2	—	3,501
Corporate bonds	151,100	187	(15)	151,272
Total marketable securities	154,599	189	(15)	154,773
Total cash equivalents and marketable securities	$352,132	$189	$(15)	$352,306

There were no sales of marketable securities during the three months ended March 31, 2026. As of March 31, 2026, the Company held 39 debt securities that were in an unrealized loss position for less than 12 months with an aggregate fair value of $204.4 million. As of March 31, 2026, the Company held one debt security that was in an unrealized loss position for greater than 12 months with a fair value of $5.0 million. As of March 31, 2026, the aggregate fair value of marketable securities with a remaining contractual maturity of greater than one year was $53.5 million.

The Company has the intent and ability to hold its debt securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three months ended March 31, 2026.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Lab equipment	$10,166	$10,158
Furniture and fixtures	600	600
Computer equipment	393	393
Software	199	199
Leasehold improvements	6,361	7,121
Total property and equipment	17,719	18,471
Less: accumulated depreciation	(15,225)	(15,647)
Property and equipment, net	$2,494	$2,824

Depreciation expense for the three months ended March 31, 2026 and 2025 was $0.3 million and $0.4 million, respectively.

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$3,547	$4,065
Interest income receivable	1,776	1,070
Prepaid sign-on bonuses subject to vesting provisions	30	39
Total prepaid expenses and other current assets	$5,353	$5,174

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Payroll and benefits	$2,583	$4,312
External research and development	1,211	3,791
Professional services	851	691
Other	308	258
Total accrued expenses and other current liabilities	$4,953	$9,052

7. Preferred Stock

As of March 31, 2026 and December 31, 2025, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of March 31, 2026 and December 31, 2025.

No dividends have been declared since inception.

8. Common Stock

As of March 31, 2026 and December 31, 2025, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of March 31, 2026 and December 31, 2025, the Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2026	December 31, 2025
Shares reserved for exercises of outstanding stock options	13,930,296	11,645,843
Shares reserved for vesting of restricted stock units	90,093	69,486
Shares reserved for future issuance under the 2019 Stock Incentive Plan	4,579,521	4,779,386
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	2,459,643	2,031,072
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	1,174,084	1,308,484
Shares reserved for future issuance for pre-funded warrants	9,611,193	9,611,193
	31,844,830	29,445,464

Pre-Funded Warrants

In August 2024, the Company entered into separate exchange agreements with RA Capital Healthcare Fund, L.P. (“RA Capital”) and another existing institutional stockholder, pursuant to which (i) RA Capital exchanged 8,500,000 shares of the Company's common stock for a pre-funded warrant to acquire 8,500,000 shares of the Company's common stock and (ii) the other existing institutional stockholder exchanged an aggregate of 850,000 shares of the Company's common stock, for pre-funded warrants to acquire an aggregate of 850,000 shares of the Company's common stock. The aggregate 9,350,000 shares of common stock subject to the exchange agreements were retired on the date of the exchanges. In December 2025, the Company issued and sold 1,111,193 pre-funded warrants to purchase shares of common stock, at a price to the public of $13.499 per pre-funded warrant. As of March 31, 2026, 850,000 pre-funded warrants have been exercised.

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

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of March 31, 2026, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2026, the number of shares reserved for issuance under the 2019 Plan was increased by 2,000,000 shares. As of March 31, 2026, there were 4,579,521 shares available for future issuance under the 2019 Plan.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. Effective March 8, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 2,000,000 shares. Effective May 18, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,400,000 shares. Effective June 17, 2024, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,000,000 shares. As of March 31, 2026, there were 1,174,084 shares available for future issuance under the Inducement Plan.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the three months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	11,645,843	$6.67	7.70	$61,391,718
Granted	2,396,600	10.68
Exercised	(7,887)	2.72
Cancelled	(104,260)	5.81
Outstanding at March 31, 2026	13,930,296	$7.37	7.86	$27,092,473
Exercisable at March 31, 2026	6,441,604	$7.80	6.71	$13,736,748

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three months ended March 31, 2026 and 2025 was $9.09 per share and $3.52 per share, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was less than $0.1 million and zero, respectively.

The fair value of stock options granted during the three months ended March 31, 2026 and 2025 has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Risk-free interest rate	3.9%	4.5%
Expected dividend yield	0.0%	0.0%
Expected term (years)	6.0	6.1
Expected stock price volatility	112.4%	110.0%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	69,486	$5.41
Granted	45,150	10.72
Vested	(21,318)	6.47
Cancelled	(3,225)	4.16
Unvested at March 31, 2026	90,093	$7.87

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative	$2,489	$2,183
Research and development	1,371	984
Total stock-based compensation expense	$3,860	$3,167

As of March 31, 2026, the Company had an aggregate of $40.0 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.59 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was increased on January 1, 2020, and will be increased annually on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2026, the number of shares reserved for issuance under the 2019 ESPP was increased by 428,571 shares. As of March 31, 2026, there were 2,459,643 shares available for future issuance under the ESPP.

10. License and Collaboration Agreements

Sanofi Agreement

In May 2024, the Company entered into a collaboration and license agreement (the “Sanofi Agreement”) with Genzyme Corporation (“Sanofi”), pursuant to which the Company granted Sanofi an exclusive license to commercialize losmapimod, an oral small molecule for the treatment of facioscapulohumeral muscular dystrophy, outside of the United States.

In September 2024, the Company discontinued development of losmapimod following topline results from the Phase 3 REACH trial. On December 18, 2024, Sanofi provided written notice of termination for convenience, and the agreement terminated in its entirety on April 17, 2025. As a result, the Company is not entitled to receive any further milestone payments, royalties, or development cost reimbursements under the agreement.

During the three months ended March 31, 2026, the Company recorded no activity related to the Sanofi Agreement. During the three months ended March 31, 2025, the Company recorded a reduction in research and development expenses of $1.0 million related to reimbursable global development activities under the agreement.

CAMP4 Agreement

In July 2023, the Company entered into a license agreement (the “CAMP4 Agreement”) with CAMP4 Therapeutics Corporation (“CAMP4”), pursuant to which the Company obtained a worldwide exclusive license to certain intellectual property related to CAMP4’s Diamond-Blackfan anemia (“DBA”) program. Under the terms of the agreement, the Company was responsible for development and commercialization of any licensed products, and CAMP4 would have been eligible to receive development, regulatory, and sales milestone payments, as well as royalties on net sales of licensed products.

In April 2025, the Company incurred a $0.6 million preclinical milestone payment, which was recorded as research and development expense during the year ended December 31, 2025.

In February 2026, the Company announced the discontinuation of its bone marrow failure syndromes program, including DBA. On April 23, 2026, the Company delivered written notice to terminate the CAMP4 Agreement for convenience. In accordance with the terms of the agreement, the termination will become effective following the applicable notice period. Upon termination, the Company will have no further obligations under the agreement, other than those that survive termination in accordance with its terms.

11. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of March 31, 2026 and December 31, 2025. Operating lease expense associated with this lease for the three months ended March 31, 2026 was approximately $0.5 million. Variable lease expense associated with this lease for the three months ended March 31, 2026 was approximately $0.3 million.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of March 31, 2026, are as follows (in thousands):

2026(1)	2,057
2027	2,811
2028	1,426
Total minimum lease payments	6,294
Less: imputed interest	(427)
Total lease liability	$5,867

(1) Amounts are for nine months ending December 31, 2026.

12. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of March 31, 2026 or December 31, 2025.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three months ended March 31, 2026.

13. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.1 million in contributions to the 401(k) Plan for the three months ended March 31, 2026 and 2025.

14. Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period, including the 9,611,193 shares of common stock issuable upon the exercise of pre-funded warrants that are exercisable for little or no consideration, as described in Note 8.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Stock options	13,930,296	12,010,355
Restricted stock units	90,093	88,048
Total	14,020,389	12,098,403

15. Segment Information

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

The Company's reportable segment operating expenses and net loss for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development
Pociredir external expenses	5,414	4,264
Losmapimod external expenses	—	1,024
Employee compensation expenses (excluding stock-based compensation expenses)	4,000	3,079
Stock-based compensation expenses	1,371	984
Pre-development candidate expenses and unallocated expenses	3,299	4,053
General and administrative	8,102	6,999
Total operating expenses	22,186	20,403
Loss from operations	(22,186)	(20,403)
Other income, net	3,295	2,748
Net loss	$(18,891)	$(17,655)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 24, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements.”

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

We are currently activating sites in an open-label, long-term dosing trial to evaluate longer-term safety and PD durability in patients who completed the PIONEER trial. We plan to provide details regarding the design of the next trial in the second quarter of 2026 following receipt of meeting minutes from our End-of-Phase meeting with the FDA. Pending feedback from the FDA, we plan to initiate a potential registration-enabling trial in the second half of 2026. We also plan to engage with the EMA in mid-2026 to obtain protocol assistance and feedback on the design of the next trial.

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

Based on results from IND-enabling studies, we have decided not to advance our program for bone marrow failure syndromes into clinical development and will focus our resources on advancing pociredir and our core benign hematology programs. In April 2026, we provided notice to terminate our license agreement with CAMP4.

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $18.9 million and $17.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $613.2 million. We expect our expenses and operating losses will increase over the next several years in connection with our ongoing activities, as we:

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
•
acquire or in-license products, product candidates, technologies and/or data referencing rights and make any milestone payments thereunder;
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

As of March 31, 2026, we had $333.3 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

The following table summarizes our external research and development expenses by program for the three months ended March 31, 2026 and 2025. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately.

	Three Months Ended March 31,
(in thousands)	2026	2025
Pociredir external expenses	$5,414	$4,264
Losmapimod external expenses	—	1,024
Pre-development candidate expenses and unallocated expenses	3,299	4,053
Internal research and development expenses	5,371	4,063
Total research and development expenses	$14,084	$13,404

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

Results of Operations

Comparison of the Three Months ended March 31, 2026 and 2025

The following summarizes our results of operations for the three months ended March 31, 2026 and 2025 along with the changes in those items in dollars:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	$
Operating expenses:
Research and development	14,084	13,404	680
General and administrative	8,102	6,999	1,103
Total operating expenses	22,186	20,403	1,783
Loss from operations	(22,186)	(20,403)	(1,783)
Other income, net	3,295	2,748	547
Net loss	$(18,891)	$(17,655)	$(1,236)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	$
External research and development	$7,063	$7,318	$(255)
Employee compensation	5,371	4,064	1,307
Laboratory supplies	178	589	(411)
Facility costs	1,072	1,145	(73)
Other	400	288	112
Total research and development expenses	$14,084	$13,404	$680

Research and development expense increased by $0.7 million from $13.4 million for the three months ended March 31, 2025 to $14.1 million for the three months ended March 31, 2026. The increase in research and development expense was primarily attributable to the following:

•
$1.3 million of increased employee compensation costs due to increased headcount, including a $0.4 million increase in stock-based compensation expense;
•
$0.3 million of decreased external research and development costs, primarily due to the termination of the losmapimod program, partially offset by increased development costs associated with the advancement of the Phase 1b PIONEER trial of pociredir; and
•
decreased laboratory supplies costs of $0.4 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	$
Employee compensation	$4,725	$4,217	$508
Professional services	2,413	1,919	494
Facility costs	299	308	(9)
Other	665	555	110
Total general and administrative expenses	$8,102	$6,999	$1,103

General and administrative expenses increased by $1.1 million from $7.0 million for the three months ended March 31, 2025 to $8.1 million for the three months ended March 31, 2026. The increase in general and administrative expenses was primarily attributable to the following:

•
$0.5 million of increased employee compensation costs due to increased headcount, including a $0.3 million increase in stock-based compensation expense;
•
$0.5 million of increased professional services costs, primarily due to higher legal costs; and
•
$0.1 million of increased other costs.

Other Income, Net

Other income, net increased by $0.6 million from $2.7 million for the three months ended March 31, 2025 to $3.3 million for the three months ended March 31, 2026. The increase was primarily due to an increase in our average cash, cash equivalents, and marketable securities balance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. As of March 31, 2026, we have funded our operations primarily with aggregate gross proceeds of $967.5 million from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. As of March 31, 2026, we had cash, cash equivalents, and marketable securities of $333.3 million.

In February 2024, we entered into a controlled equity offeringsm agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, as agents, with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time in our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $100.0 million through the agents. As of March 31, 2026, we have not issued or sold any shares of common stock under the at-the-market offering program.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2026:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(18,750)	$(15,257)
Net cash used in investing activities	(128,210)	(777)
Net cash used in financing activities	(312)	—
Net decrease in cash, cash equivalents and restricted cash	$(147,272)	$(16,034)

Net Cash Used in Operating Activities

Net cash used in operating activities was $18.8 million during the three months ended March 31, 2026 compared to $15.3 million during the three months ended March 31, 2025. The increase in net cash used in operating activities of $3.5 million was primarily due to an increase in net loss.

Net Cash Used in Investing Activities

Net cash used in investing activities was $128.2 million during the three months ended March 31, 2026 compared to $0.8 million during the three months ended March 31, 2025. The increase in net cash used in investing activities of $127.4 million was primarily due an increase in net purchases of marketable securities during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Net Cash Used in Financing Activities

Net cash used in financing activities was $0.3 million during the three months ended March 31, 2026, which primarily consisted of offering costs paid in connection with the December 2025 public offering of our common stock and pre-funded warrants.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements into 2029. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on February 24, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net loss was $74.9 million for the year ended December 31, 2025 and $18.9 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $613.2 million. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
continue our clinical development of pociredir and any future product candidates;
•
continue our ongoing preclinical studies;
•
pursue the discovery of drug targets for other genetically-defined rare diseases and the subsequent development of any resulting product candidates;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
acquire or in-license products, product candidates, technologies and/or data referencing rights and make any milestone payments thereunder;
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

As of March 31, 2026, we had cash, cash equivalents, and marketable securities of approximately $333.3 million. We believe that our cash, cash equivalents, and marketable securities as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements into 2029. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. For example, we invested significant time and effort into developing losmapimod for facioscapulohumeral muscular dystrophy, or FSHD but did not demonstrate a statistically significant difference between losmapimod and placebo on the primary endpoint in the Phase 3 REACH trial, for which we announced topline data in September 2024, and we thereafter discontinued development. In addition, our product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will not be derived unless and until we can achieve sales of products, which we do not anticipate for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may become even more difficult to obtain due to rising interest rates and the recent downturn in the U.S. capital markets and the biotechnology sector in general. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or discovery stage programs or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to bring our product candidates to market. We may also choose to further realign our operations to achieve additional operational efficiencies as we have done in the past.

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

For example, we are aware of several product candidates in clinical development that could be competitive with product candidates that we may successfully develop and commercialize. See Item 1 “Business — Competition” in the 2025 Annual Report.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. See Item 1 “Business — Government Regulation and Product Approval — Pharmaceutical Insurance Coverage and Health Care Reform” in the 2025 Annual Report.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not published at all. Therefore, neither we nor our licensors can know with certainty whether either we or our licensors were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and in-licensed patent rights are highly uncertain. Moreover, our owned and in-licensed pending and future patent applications may not result in patents being issued which protect our technology and product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, could affect the value or narrow the scope of our patent rights. For information relating to our patent portfolio, see Item 1 “Business—Intellectual Property” in the 2025 Annual Report.

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

There are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, an ANDA applicant would not have to provide notice to us with respect to that patent. See Item 1 “Business—Intellectual Property” in the 2025 Annual Report for additional information regarding patent laws and patent protection.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to grant such designation. Even if we receive breakthrough therapy designation, the receipt of such designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates is granted breakthrough therapy designation, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

If we obtain regulatory approval and commercialize any products, healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. See Item 1 “Business—Government Regulation and Product Approvals—Health Care Law and Regulation” in the 2025 Annual Report.

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

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, a January 2025 DOJ rule prohibits transfers of data to countries of concern, including China, as well as certain agreements absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs. and could restrict our ability to use certain vendors, sites, investigators, or service providers in global clinical trials. See Item 1 “Business—Government Regulation and Product Approvals” in the 2025 Annual Report for additional information.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed. See Item 1 “Business—Government Regulation and Product Approval—Pharmaceutical Insurance Coverage and Health Care Reform” in the 2025 Annual Report for additional information.

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

Through executive orders, the current U.S. administration has been taking steps to reduce drug prices, and consistent with these executive directives, in December 2025, CMS issued proposed rules establishing two mandatory drug payment models that would introduce MFN pricing principles into Medicare drug reimbursement. These proposals remain subject to notice-and-comment rulemaking and may face legal or administrative challenges. Separately, in November 2025, CMS introduced a voluntary MFN-based framework for manufacturers participating in the Medicaid Drug Rebate Program. Although participation is voluntary, the model could nonetheless influence manufacturer pricing strategies and broader market dynamics by encouraging alignment of U.S. Medicaid prices with international reference pricing benchmarks. See Item 1 “Business—Government Regulation and Product Approval—Pharmaceutical Insurance Coverage and Health Care Reform” in the 2025 Annual Report for additional information regarding these laws, regulations and orders.

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

While we have not experienced any material system failure, accident, cyber-attack or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, attempts to disrupt or gain unauthorized access to our and our third-party vendors' information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. To the extent that any disruption or security compromise or breach were to result in a loss of, damage to, unauthorized access, or misuse of our data, systems, infrastructure or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability (including in connection with or resulting from litigation or governmental investigations and enforcement actions), our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed and our business could be otherwise adversely affected. We cannot be sure that our cyber insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of any such disruption in, or failure or security incident, breach, or compromise of our system or third-party systems.

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

As of April 20, 2026, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 52.6% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Item 5. Other Information.

(a) None.

(b) None.

(c) Director and Officer Trading Plans and Arrangements

On March 27, 2026, Alan Ezekowitz, a member of our board of directors, terminated a Rule 10b5-1 trading arrangement he had previously adopted on December 29, 2025 with respect to the sale of up to 124,713 shares of our common stock. The trading plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and was expected to remain in effect until December 31, 2026. As of the date of termination, Dr. Ezekowtiz had not sold any common shares under the terms of such trading plan. On March 27, 2026, Dr. Ezekowtiz adopted a trading plan for the potential exercise of vested stock options and the associated sale of up to 42,000 shares of our common stock. The trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is expected to remain in effect until April 1, 2027.

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

FULCRUM THERAPEUTICS, INC.

Date: April 27, 2026	By:	/s/ Alex C. Sapir
Alex C. Sapir
President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2026	By:	/s/ Alan Musso
Alan Musso
Chief Financial Officer (Principal Financial Officer)