Form 10-Q
period 2026-06-30
Fulcrum Therapeutics, Inc.
filed 2026-07-30
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 23, 2026, the registrant had 76,297,257 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words and include, among other statements, express or implied statements regarding:

•
our comprehensive review of strategic alternatives intended to maximize stockholder value, including, but not limited to, a merger, acquisition, business combination, or other strategic transactions involving our company or our assets;
•
our decision to cease clinical development of pociredir, and subsequent efforts to significantly reduce our operating expenses and preserve capital, including a workforce reduction;
•
our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and marketable securities, including our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•
our plans with respect to our product candidate research and development activities, including the initiation, timing, progress and results of our preclinical studies and clinical trials (including investigational new drug, or IND, application filings) and our research and development programs, and related interactions with regulatory authorities;
•
our plans to develop and, if approved, subsequently commercialize any product candidates, including in combination with other drugs and therapies;
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
•
our intellectual property position;
•
our ability to identify, in-license, acquire or develop additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives ;
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

SUMMARY RISK FACTORS

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•
We have incurred significant losses since our inception. Our net loss was $74.9 million for the year ended December 31, 2025. Our net loss was $45.1 million for the six months ended June 30, 2026. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of June 30, 2026, we had an accumulated deficit of $639.3 million.
•
We may not be able to identify, negotiate or consummate a financial or strategic option, and any such option we pursue may not be successful.
•
Our most recent restructuring plan may not result in the anticipated savings and may adversely affect our business.
•
If we resume our product development efforts, we will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•
We do not have any product candidates in active clinical development. If we shift our focus back to research and development and we are unable to eventually commercialize directly or out-license to a third party any of our product candidates or experience significant delays in doing so, our business will be materially harmed.
•
Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. The results of preclinical studies and early clinical trials may not be predictive of future results. If we resume our research and development efforts, we may incur additional costs or experience further delays in completing, or ultimately be unable to complete, the development and commercialization of product candidates.
•
If serious adverse events or unacceptable side effects are identified during the development of product candidates, including others’ product candidates in the same class of drugs, we may need to abandon or limit our development of some of our product candidates.
•
We may not be successful in our efforts to use our discovery approach to build a pipeline of product candidates, or to in-license or acquire additional product candidates.
•
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•
We rely, and if we resume product development activities, expect to continue to rely, on contract manufacturing organizations, or CMOs, to manufacture our product candidates. If we are unable to enter into such arrangements as expected or if such organizations do not meet our supply requirements, development and/or commercialization of our product candidates may be delayed.
•
We rely, and if we resume product development activities expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which may harm our business.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$48,466	$197,533
Marketable securities	270,374	154,773
Prepaid expenses and other current assets	4,011	5,174
Total current assets	322,851	357,480
Property and equipment, net	—	2,824
Operating lease right-of-use assets	—	4,241
Restricted cash	1,092	1,201
Other assets	9	538
Total assets	$323,952	$366,284
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,425	$1,592
Accrued expenses and other current liabilities	4,355	9,052
Operating lease liability, current	2,518	2,404
Total current liabilities	10,298	13,048
Operating lease liability, excluding current portion	2,760	4,039
Other liabilities, excluding current portion	197	197
Total liabilities	13,255	17,284
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 76,285,157 and 66,578,891 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	76	67
Additional paid-in capital	950,536	943,037
Accumulated other comprehensive (loss) gain	(567)	174
Accumulated deficit	(639,348)	(594,278)
Total stockholders’ equity	310,697	349,000
Total liabilities and stockholders’ equity	$323,952	$366,284

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	12,444	12,987	26,528	26,391
General and administrative	7,462	6,828	15,564	13,827
Impairment of long-lived assets	5,086	—	5,086	—
Restructuring expenses	4,318	—	4,318	—
Total operating expenses	29,310	19,815	51,496	40,218
Loss from operations	(29,310)	(19,815)	(51,496)	(40,218)
Other income, net	3,131	2,519	6,426	5,267
Net loss	$(26,179)	$(17,296)	$(45,070)	$(34,951)
Net loss per share, basic and diluted	$(0.34)	$(0.28)	$(0.59)	$(0.56)
Weighted-average common shares outstanding, basic and diluted	76,264	62,544	76,240	62,506

Comprehensive loss:
Net loss	$(26,179)	$(17,296)	$(45,070)	$(34,951)
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(54)	12	(741)	(48)
Total other comprehensive (loss) gain	(54)	12	(741)	(48)
Comprehensive loss	$(26,233)	$(17,284)	$(45,811)	$(34,999)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2024	53,968,303	54	762,248	130	(519,398)	243,034
Vesting of restricted stock awards	11,003	—	—	—	—	—
Stock-based compensation expense	—	—	3,167	—	—	3,167
Unrealized loss on marketable securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(17,655)	(17,655)
Balance at March 31, 2025	53,979,306	$54	$765,415	$70	$(537,053)	$228,486
Issuance of common stock under employee benefit plans	103,780	—	301	—	—	301
Vesting of restricted stock awards	8,502	—	—	—	—	—
Stock-based compensation expense	—	—	2,875	—	—	2,875
Unrealized gain on marketable securities	—	—	—	12	—	12
Net loss	—	—	—	—	(17,296)	(17,296)
Balance at June 30, 2025	54,091,588	54	768,591	82	(554,349)	214,378
Balance at December 31, 2025	66,578,891	67	943,037	174	(594,278)	349,000
Issuance of common stock under employee benefit plans	7,887	—	21	—	—	21
Vesting of restricted stock awards	21,318	—	—	—	—	—
Stock-based compensation expense	—	—	3,860	—	—	3,860
Unrealized loss on marketable securities	—	—	—	(687)	—	(687)
Net loss	—	—	—	—	(18,891)	(18,891)
Balance at March 31, 2026	66,608,096	$67	$946,918	$(513)	$(613,169)	$333,303
Issuance of common stock under employee benefit plans	68,202	—	355	—	—	355
Issuance of common stock pursuant to pre-funded warrant exercise	9,608,859	9	(8)	—	—	1
Stock-based compensation expense	—	—	3,271	—	—	3,271
Unrealized loss on marketable securities	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(26,179)	(26,179)
Balance at June 30, 2026	76,285,157	$76	$950,536	$(567)	$(639,348)	$310,697

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(45,070)	$(34,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	554	697
Stock-based compensation expense	7,131	6,042
Net accretion of discounts on marketable securities	(1,578)	(1,984)
Impairment of long-lived assets	5,086	—
Changes in operating assets and liabilities:
Unbilled accounts receivable	—	2,096
Prepaid expenses and other current assets	2,063	1,544
Operating lease assets and liabilities	(524)	(353)
Other assets	529	(2)
Accounts payable	1,833	587
Accrued expenses and other liabilities	(4,813)	(2,753)
Net cash used in operating activities	$(34,789)	$(29,077)
Investing activities
Purchases of marketable securities	(179,553)	(136,790)
Maturities of marketable securities	64,788	150,011
Proceeds received on pending sale of equipment held for sale	450	—
Purchases of property and equipment	(116)	(65)
Net cash (used in) provided by investing activities	(114,431)	13,156
Financing activities
Payments of offering costs associated with the issuance of common stock and pre-funded warrants	(333)	—
Proceeds from issuance of common stock under benefit plans, net	377	301
Net cash provided by financing activities	44	301
Net decrease in cash, cash equivalents and restricted cash	(149,176)	(15,620)
Cash, cash equivalents, and restricted cash, beginning of period	198,734	59,413
Cash, cash equivalents, and restricted cash, end of period	$49,558	$43,793
Supplemental cash flow information
Cash paid for operating lease liabilities	$1,346	$1,306
Non-cash investing and financing activities:
Reclassification of equipment to assets held for sale	900	—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$48,466	$42,588
Restricted cash	1,092	1,205
Total cash, cash equivalents, and restricted cash	$49,558	$43,793

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Fulcrum Therapeutics, Inc. (the “Company”) was incorporated in Delaware on August 18, 2015. The Company has historically focused on developing small molecules to improve the lives of patients with genetically-defined rare diseases in areas of high unmet medical need.

On June 1, 2026, the Company announced the discontinuation of its pociredir program for the treatment of sickle cell disease (“SCD”), following receipt of meeting minutes from recent end-of-phase interactions with the U.S. Food and Drug Administration (the “FDA”). The minutes reflected heightened FDA concerns regarding pociredir’s benefit-risk profile in SCD. FDA’s position left no viable regulatory path forward for further clinical development of pociredir. On May 31, 2026, the Company’s board of directors approved a restructuring plan to significantly reduce the Company’s operating expenses and preserve capital, reducing the Company’s workforce by approximately 85%, from 57 to nine full-time employees. In connection with the restructuring, the Company has ceased its research and development activities. The Company has also initiated a comprehensive review of strategic alternatives intended to maximize stockholder value, including, but not limited to, a merger, acquisition, business combination, sale or licensing of assets, or other strategic transaction involving the Company or its assets, and has engaged Leerink Partners LLC as its financial advisor. See Note 16, “Restructuring Activities.”

The Company is subject to a number of risks and uncertainties, including, but not limited to, the outcome of its review of strategic alternatives, its ability to preserve capital, dependence on key personnel following the workforce reduction, its ability to satisfy its remaining obligations, and the need to comply with government regulations and public-company reporting requirements.

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2026 and the results of its operations and its cash flows for the three and six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026 (the “Annual Report on Form 10-K”).

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of its capital stock and from upfront payments received from collaboration and license agreements. As of June 30, 2026, the Company had an accumulated deficit of $639.3 million. Following the discontinuation of the pociredir program and the restructuring, the Company expects its operating expenses and negative operating cash flows to decrease substantially in future periods, offset in the near term by cash outflows for restructuring, potential costs to exit its leased facility, and professional and advisory fees incurred in connection with its evaluation of strategic alternatives.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2026, other than as described below.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amount of expenses during the reported periods. Estimates inherent in the preparation of these consolidated financial statements include, but are not limited to, estimates related to accrued expenses, the fair value of long-lived assets (including the fair value of the operating lease right-of-use asset) in connection with impairment assessments, restructuring accruals, stock-based compensation expense, and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ from those estimates or assumptions.

Long-Lived Assets and Impairment

Long-lived assets consist of property and equipment and operating lease right-of-use assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company groups long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is measured by comparing the carrying amount of an asset group to the estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount is not recoverable, an impairment loss is recognized equal to the amount by which the carrying amount exceeds fair value, with fair value estimated using the income, market or cost approach as appropriate. During the three months ended June 30, 2026, the cessation of research and development activities and the decision to dispose of assets used in those activities were identified as indicators of impairment. See Note 3, “Fair Value Measurements,” and Note 5, “Property and Equipment, Net.”

Assets Held for Sale

The Company classifies long-lived assets as held for sale when the applicable criteria in ASC 360-10-45 are met, including that the sale is probable and expected to be completed within one year. Assets held for sale are measured at the lower of carrying amount or fair value less costs to sell and are no longer depreciated. Amounts received from a buyer prior to the transfer of control are recorded as a deposit (contract liability) until the criteria for recognizing the sale are met.

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and restricted cash. The Company’s cash, cash equivalents, and restricted cash are deposited in accounts at large financial institutions. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash, cash equivalents and restricted cash are held. The Company maintains its cash equivalents in U.S. Treasury securities and money market funds that invest in U.S. Treasury securities. The Company’s marketable securities consist of U.S. Treasury securities and corporate bonds, and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these funds.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at June 30, 2026
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$48,466	$48,466	$—	$—
Marketable securities:
U.S. Treasury securities	39,646	—	39,646	—
Corporate bonds	230,728	—	230,728	—
Total	$318,840	$48,466	$270,374	$—

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$197,533	$197,533	$—	$—
Marketable securities:
Government agency securities	3,501	—	3,501	—
Corporate bonds	151,272	—	151,272	—
Total	$352,306	$197,533	$154,773	$—

There were no transfers between fair value levels during the three and six months ended June 30, 2026.

Assets Measured at Fair Value on a Nonrecurring Basis

During the three months ended June 30, 2026, the Company measured certain long-lived assets at fair value on a nonrecurring basis in connection with impairment charges recorded as a result of the discontinuation of the pociredir program and the related restructuring. The Company’s operating lease right-of-use asset was written down to its estimated fair value of zero, determined using an income approach based on the present value of estimated net sublease cash flows over the remaining lease term (a Level 3 measurement using significant unobservable inputs, including estimated sublease rates, expected downtime, free rent and other concessions, and a discount rate). The related leasehold improvements were written down to an estimated fair value of zero. Laboratory equipment classified as held for sale was measured at fair value less costs to sell, based on the $0.9 million contracted sale price under an executed asset purchase agreement (a Level 2 measurement based on the observable transaction price). See Note 5, “Property and Equipment, Net,” and Note 16, “Restructuring Activities.”

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$48,466	$—	$—	$48,466
Total cash equivalents	48,466	—	—	48,466
Marketable securities:
U.S. Treasury securities	39,751	—	(105)	39,646
Corporate bonds	231,190	20	(482)	230,728
Total marketable securities	270,941	20	(587)	270,374
Total cash equivalents and marketable securities	$319,407	$20	$(587)	$318,840

	Fair Value Measurements at December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$197,533	$—	$—	$197,533
Total cash equivalents	197,533	—	—	197,533
Marketable securities:
Government agency securities	3,499	2	—	3,501
Corporate bonds	151,100	187	(15)	151,272
Total marketable securities	154,599	189	(15)	154,773
Total cash equivalents and marketable securities	$352,132	$189	$(15)	$352,306

There were no sales of marketable securities during the three and six months ended June 30, 2026. As of June 30, 2026, the Company held 36 debt securities that were in an unrealized loss position for less than 12 months with an aggregate fair value of $208.8 million. As of June 30, 2026, the Company held 3 debt securities that were in an unrealized loss position for greater than 12 months with a fair value of $12.0 million. As of June 30, 2026, the aggregate fair value of marketable securities with a remaining contractual maturity of greater than one year was $14.9 million.

The Company has the intent and ability to hold its debt securities until recovery. The Company did not record any charges for credit-related impairments for its marketable securities for the three and six months ended June 30, 2026.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Lab equipment	$—	$10,158
Furniture and fixtures	600	600
Computer equipment	393	393
Software	55	199
Leasehold improvements	—	7,121
Total property and equipment	1,048	18,471
Less: accumulated depreciation	(1,048)	(15,647)
Property and equipment, net	$—	$2,824

Depreciation expense for the three months ended June 30, 2026 and 2025 was $0.2 million and $0.3 million, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $0.6 million and $0.7 million, respectively.

In connection with the discontinuation of the pociredir program and the related restructuring, during the three months ended June 30, 2026 the Company ceased use of its laboratory and recognized impairment and disposal charges related to its long-lived assets. The Company recorded an impairment charge of $1.3 million to write off its leasehold improvements in full. In June 2026, the Company entered into an asset purchase agreement to sell substantially all of its laboratory equipment for a purchase price of $0.9 million, of which $0.5 million was received as a deposit as of June 30, 2026. The laboratory equipment was reclassified to assets held for sale (included in prepaid expenses and other current assets) at its fair value less costs to sell, resulting in an additional impairment charge of $0.1 million, and the related deposit is recorded within accrued expenses and other current liabilities. The impairment charges are included in impairment of long-lived assets in the consolidated statements of operations. See Note 3, “Fair Value Measurements.”

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$1,081	$4,065
Interest income receivable	2,030	1,070
Equipment held for sale	900	—
Prepaid sign-on bonuses subject to vesting provisions	—	39
Total prepaid expenses and other current assets	$4,011	$5,174

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Payroll and benefits	$2,323	$4,312
External research and development	1,066	3,791
Deposit for pending sale of equipment held for sale	450	—
Professional services	342	691
Other	174	258
Total accrued expenses and other current liabilities	$4,355	$9,052

7. Preferred Stock

As of June 30, 2026 and December 31, 2025, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of June 30, 2026 and December 31, 2025.

No dividends have been declared since inception.

8. Common Stock

As of June 30, 2026 and December 31, 2025, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of June 30, 2026 and December 31, 2025, the Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2026	December 31, 2025
Shares reserved for exercises of outstanding stock options	11,633,080	11,645,843
Shares reserved for vesting of restricted stock units	17,523	69,486
Shares reserved for future issuance under the 2019 Stock Incentive Plan	6,195,194	4,779,386
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	2,441,771	2,031,072
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	1,877,867	1,308,484
Shares reserved for future issuance for pre-funded warrants	—	9,611,193
	22,165,435	29,445,464

Pre-Funded Warrants

In August 2024, the Company entered into separate exchange agreements with RA Capital Healthcare Fund, L.P. (“RA Capital”) and another existing institutional stockholder, pursuant to which (i) RA Capital exchanged 8,500,000 shares of the Company's common stock for a pre-funded warrant to acquire 8,500,000 shares of the Company's common stock and (ii) the other existing institutional stockholder exchanged an aggregate of 850,000 shares of the Company's common stock, for pre-funded warrants to acquire an aggregate of 850,000 shares of the Company's common stock. The aggregate 9,350,000 shares of common stock subject to the exchange agreements were retired on the date of the exchanges. In December 2025, the Company issued and sold 1,111,193 pre-funded warrants to purchase shares of common stock, at a price to the public of $13.499 per pre-funded warrant. During the three months ended June 30, 2026, all outstanding pre-funded warrants were exercised. As of June 30, 2026, no pre-funded warrants remained outstanding.

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of June 30, 2026, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2026, the number of shares reserved for issuance under the 2019 Plan was increased by 2,000,000 shares. As of June 30, 2026, there were 6,195,194 shares available for future issuance under the 2019 Plan.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. Effective March 8, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 2,000,000 shares. Effective May 18, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,400,000 shares. Effective June 17, 2024, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,000,000 shares. As of June 30, 2026, there were 1,877,867 shares available for future issuance under the Inducement Plan.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the six months ended June 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	11,645,843	$6.67	7.70	$61,391,718
Granted	2,788,750	9.88
Exercised	(58,217)	4.61
Cancelled	(2,743,296)	7.21
Outstanding at June 30, 2026	11,633,080	$7.32	7.43	$1,208,959
Exercisable at June 30, 2026	7,399,899	$7.61	6.72	$937,003

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three and six months ended June 30, 2026 was $4.12 per share and $8.39 per share, respectively. The weighted average grant date fair value of stock options granted in the three and six months ended June 30, 2025 was $5.11 per share and $3.83 per share, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2026 was $0.1 million and $0.2 million, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2025 was $0.2 million.

The fair value of stock options granted during the three and six months ended June 30, 2026 and 2025 has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Risk-free interest rate	4.2%	4.0%	4.0%	4.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (years)	5.7	5.9	6.0	6.0
Expected stock price volatility	109.4%	110.5%	112.0%	110.1%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	69,486	$5.41
Granted	45,150	10.72
Vested	(21,318)	6.47
Cancelled	(75,795)	7.78
Unvested at June 30, 2026	17,523	$7.56

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$2,566	$2,320	$5,055	$4,503
Research and development	705	555	2,076	1,539
Total stock-based compensation expense	$3,271	$2,875	$7,131	$6,042

As of June 30, 2026, the Company had an aggregate of $22.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.33 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was increased on January 1, 2020, and will be increased annually on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2026, the number of shares reserved for issuance under the 2019 ESPP was increased by 428,571 shares. As of June 30, 2026, there were 2,441,771 shares available for future issuance under the ESPP.

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

During the three and six months ended June 30, 2026, the Company recorded no activity related to the Sanofi Agreement. During the three and six months ended June 30, 2025, the Company recorded a reduction in research and development expenses of less than $0.1 million and $1.0 million, respectively, related to reimbursable global development activities under the agreement.

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

11. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of June 30, 2026 and December 31, 2025. Operating lease expense associated with this lease for the three and six months ended June 30, 2026 was approximately $0.3 million and $0.8 million, respectively. Variable lease expense associated with this lease for the three and six months ended June 30, 2026 was approximately $0.3 million and $0.5 million, respectively.

During the three months ended June 30, 2026, in connection with the cessation of the Company’s research and development activities, the Company recognized an impairment charge of $3.6 million to write down the operating lease right-of-use asset associated with its 26 Landsdowne Street facility to its estimated fair value. See Note 3, “Fair Value Measurements,” and Note 5, “Property and Equipment, Net.” The Company is marketing the facility for sublease and is exploring an early termination of the lease with its landlord. As of June 30, 2026, the Company had not entered into a sublease or an agreement to terminate the lease.

The future minimum lease payments associated with the 26 Landsdowne Street lease as of June 30, 2026, are as follows (in thousands):

2026(1)	1,383
2027	2,811
2028	1,426
Total minimum lease payments	5,620
Less: imputed interest	(342)
Total lease liability	$5,278

(1) Amounts are for six months ending December 31, 2026.

12. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2026 or December 31, 2025.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three and six months ended June 30, 2026.

13. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $0.1 million and $0.3 million, respectively, in contributions to the 401(k) Plan for the three and six months ended June 30, 2026. The Company made $0.1 million and $0.2 million, respectively, in contributions to the 401(k) Plan for the three and six months ended June 30, 2025.

14. Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. During the three months ended June 30, 2026, all outstanding pre-funded warrants were exercised for shares of common stock, as described in Note 8. The shares of common stock issued upon exercise are included in the weighted average number of common shares outstanding from their respective dates of issuance. For the three and six months ended June 30, 2025, the weighted average number of common shares outstanding included shares of common stock issuable upon the exercise of pre-funded warrants that were exercisable for little or no consideration.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	11,633,080	12,082,312	11,633,080	12,082,312
Restricted stock units	17,523	70,669	17,523	70,669
Total	11,650,603	12,152,981	11,650,603	12,152,981

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

The Company's reportable segment operating expenses and net loss for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development
Pociredir external expenses	5,166	4,093	10,580	8,357
Losmapimod external expenses	—	(89)	—	935
Employee compensation expenses (excluding stock-based compensation expenses)	2,085	2,808	6,085	5,887
Stock-based compensation expenses	705	555	2,076	1,539
Pre-development candidate expenses and unallocated expenses	4,488	5,620	7,787	9,673
General and administrative	7,462	6,828	15,564	13,827
Impairment of long-lived assets	5,086	—	5,086	—
Restructuring expenses	4,318	—	4,318	—
Total operating expenses	29,310	19,815	51,496	40,218
Loss from operations	(29,310)	(19,815)	(51,496)	(40,218)
Other income, net	3,131	2,519	6,426	5,267
Net loss	$(26,179)	$(17,296)	$(45,070)	$(34,951)

16. Restructuring Expenses

On May 31, 2026, the Company’s board of directors approved a restructuring plan to significantly reduce the Company’s operating expenses and preserve capital following the discontinuation of pociredir. The restructuring plan reduced the Company’s workforce by approximately 85%, from 57 to nine full-time employees, and was substantially completed during the second quarter of 2026. The Company communicated the workforce reduction on June 4, 2026.

During the three and six months ended June 30, 2026, the Company recorded aggregate restructuring charges of $4.3 million, consisting primarily of employee severance, benefits and related costs, of which $2.1 million was paid during the period. Restructuring charges are presented as a separate component of operating expenses. The Company recognizes one-time employee termination benefits in accordance with ASC 420; for employees required to render service beyond the minimum retention period, the related cost is recognized ratably over the future service period, and the Company therefore expects to recognize additional restructuring charges during the third quarter of 2026. The charges described above do not include the impairment of long-lived assets recorded in connection with the restructuring, which is described in Note 5, “Property and Equipment, Net.”

The following table summarizes the Company’s restructuring activity (in thousands):

Accrued restructuring charges as of December 31, 2025	$—
Restructuring charges incurred during the period	4,318
Amounts paid during the period	(2,098)
Accrued restructuring charges as of June 30, 2026	$2,220

In June 2026, the Compensation Committee approved cash retention arrangements for the Company’s nine remaining full-time employees, with aggregate potential payments of approximately $1.4 million. Payment of the retention amounts is contingent upon the occurrence of specified strategic-transaction and/or qualifying termination events and, where applicable, the completion of transitional duties. The Compensation Committee also approved certain additional severance protections for the remaining employees, including enhanced change-in-control benefits for employees at the Vice President level and above in the event of a qualifying termination within the six months preceding a change in control. No expense or liability was recognized for these arrangements as of June 30, 2026 because the applicable triggering events were not considered probable. The Company will recognize compensation expense when the applicable recognition criteria are met.

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

Overview

We are a clinical-stage biopharmaceutical company that historically focused on developing small molecules to improve the lives of patients with genetically defined rare diseases in areas of high unmet medical need. In June 2026, we announced the discontinuation of our pociredir program for the treatment of sickle cell disease, or SCD, and the initiation of a comprehensive review of strategic alternatives intended to maximize stockholder value.

On May 28, 2026, we received meeting minutes from recent end-of-phase interactions with the U.S. Food and Drug Administration, or FDA, that reflected heightened FDA concerns regarding pociredir's benefit-risk profile in SCD. Following a review of that regulatory feedback and the totality of available data, we concluded that there was no viable regulatory path forward for the continued clinical development of pociredir, and on June 1, 2026 we announced the discontinuation of the pociredir program.

On May 31, 2026, our board of directors approved a restructuring plan to significantly reduce our operating expenses and preserve capital. The restructuring plan reduced our workforce by approximately 85%, from 57 to nine full-time employees, and was substantially completed during the second quarter of 2026. In connection with the restructuring, we have ceased our research and development activities, and we are seeking to exit our leased facility, including by marketing the space for sublease and exploring an early termination of the lease with our landlord.

We have also initiated a comprehensive review of strategic alternatives intended to maximize stockholder value, including, but not limited to, a merger, acquisition, business combination, sale or licensing of assets, or other strategic transaction involving the company or its assets. We have engaged Leerink Partners LLC as our financial advisor to assist our board of directors in this review. We have not set a timeline for the completion of this review, and there can be no assurance that the review will result in any transaction or other strategic outcome. If we are unable to identify and complete a strategic transaction, our board of directors may determine to pursue a dissolution and liquidation of the company.

We have incurred significant operating losses since our inception. Our net losses were $45.1 million and $35.0 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $639.3 million.

Following the discontinuation of pociredir and the restructuring, we have ceased our research and development activities and expect our operating expenses to decrease substantially in future periods. In the near term, however, we expect to incur restructuring charges, long-lived asset impairment charges, and professional and advisory fees and other costs in connection with our evaluation of strategic alternatives, a considerable portion of which will be incurred regardless of whether any particular transaction is completed.

As of June 30, 2026, we had $318.8 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. See “—Liquidity and Capital Resources.”

Components of Results of Operations

Revenue

We have not generated any revenue from product sales. Following the discontinuation of our pociredir program, we do not expect to generate revenue from the sale of any products unless we resume our prior research and development activities.

We may generate revenue in the future from license or collaboration agreements, or from other transactions involving our product candidates, intellectual property or other assets, including in connection with our review of strategic alternatives. We cannot predict if, when or to what extent we will generate any such revenue.

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

The following table summarizes our external research and development expenses by program for the three and six months ended June 30, 2026 and 2025. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Pociredir external expenses	$5,166	$4,093	$10,580	$8,357
Losmapimod external expenses	—	(89)	—	935
Pre-development candidate expenses and unallocated expenses	4,488	5,620	7,787	9,673
Internal research and development expenses	2,790	3,363	8,161	7,426
Total research and development expenses	$12,444	$12,987	$26,528	$26,391

On June 1, 2026, we announced the discontinuation of our pociredir program. In connection with the related restructuring, we have ceased our research and development activities. As a result, we expect our research and development expenses to decline significantly in future periods.

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

We expect general and administrative expenses to decrease in future periods as a result of the reduction in our workforce, offset in part by professional, legal, accounting and advisory fees that we are incurring, and expect to continue to incur, in connection with our evaluation of strategic alternatives and our continuing obligations as a public company.

Impairment of Long-Lived Assets

Impairment of long-lived assets consists of charges to write down the carrying value of our operating lease right-of-use asset, related leasehold improvements, and laboratory equipment to their estimated fair values. These charges were recognized in connection with the restructuring and the wind-down of our research and development operations, which reduced the recoverable value of these assets. We are marketing our leased facility for sublease and are exploring an early termination of the lease with our landlord.

Restructuring Expenses

Restructuring expenses consist of one-time employee termination benefits, including severance, employee benefits and related costs, recognized in connection with the restructuring plan approved by our board of directors on May 31, 2026.

Other Income, Net

Other income, net consists primarily of interest income related to our investments in cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months ended June 30, 2026 and 2025

The following summarizes our results of operations for the three months ended June 30, 2026 and 2025 along with the changes in those items in dollars:

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	$
Operating expenses:
Research and development	12,444	12,987	(543)
General and administrative	7,462	6,828	634
Impairment of long-lived assets	5,086	—	5,086
Restructuring expenses	4,318	—	4,318
Total operating expenses	29,310	19,815	9,495
Loss from operations	(29,310)	(19,815)	(9,495)
Other income, net	3,131	2,519	612
Net loss	$(26,179)	$(17,296)	$(8,883)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	$
External research and development	$7,594	$7,451	$143
Employee compensation	2,790	3,363	(573)
Laboratory supplies	334	742	(408)
Facility costs	881	1,081	(200)
Other	845	350	495
Total research and development expenses	$12,444	$12,987	$(543)

Research and development expense decreased by $0.6 million from $13.0 million for the three months ended June 30, 2025 to $12.4 million for the three months ended June 30, 2026. The decrease in research and development expense was primarily attributable to the following:

•
$0.6 million of decreased employee compensation costs due to decreased headcount;
•
$0.4 million of decreased laboratory supplies costs; and
•
$0.2 million of decreased facilities costs;
•
partially offset by $0.1 million of increased external research and development costs, primarily due to third-party costs incurred in connection with the wind-down of the Phase 1b PIONEER trial of pociredir following its discontinuation, including costs to close out clinical trial sites and complete contract research organization activities, and $0.5 million of increased other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	$
Employee compensation	$3,890	$4,268	$(378)
Professional services	2,126	1,645	481
Facility costs	367	329	38
Other	1,079	586	493
Total general and administrative expenses	$7,462	$6,828	$634

General and administrative expenses increased by $0.7 million from $6.8 million for the three months ended June 30, 2025 to $7.5 million for the three months ended June 30, 2026. The increase in general and administrative expenses was primarily attributable to the following:

•
$0.5 million of increased professional services costs, primarily due to higher legal costs; and
•
$0.5 million of increased other costs;
•
partially offset by $0.4 million of decreased employee compensation costs due to decreased headcount.

Impairment of Long-Lived Assets

Impairment charges were $5.1 million for the three months ended June 30, 2026, and included $3.6 million related to the write down of the operating lease right-of-use asset associated with our 26 Landsdowne Street facility, $1.3 million related to the impairment of leasehold improvements, and $0.1 million related to the write-down of laboratory equipment to fair value less costs to sell upon its classification as held for sale. During the three months ended June 30, 2025, there were no charges related to the impairment of long-lived assets.

Restructuring expenses

Restructuring charges were $4.3 million for the three months ended June 30, 2026, compared to zero for the three months ended June 30, 2025.

Other Income, Net

Other income, net increased by $0.6 million from $2.5 million for the three months ended June 30, 2025 to $3.1 million for the three months ended June 30, 2026. The increase was primarily due to an increase in our average cash, cash equivalents, and marketable securities balance.

Comparison of the Six Months ended June 30, 2026 and 2025

The following summarizes our results of operations for the six months ended June 30, 2026 and 2025 along with the changes in those items in dollars:

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	$
Operating expenses:
Research and development	26,528	26,391	137
General and administrative	15,564	13,827	1,737
Impairment of long-lived assets	5,086	—	5,086
Restructuring expenses	4,318	—	4,318
Total operating expenses	51,496	40,218	11,278
Loss from operations	(51,496)	(40,218)	(11,278)
Other income, net	6,426	5,267	1,159
Net loss	$(45,070)	$(34,951)	$(10,119)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	$
External research and development	$14,657	$14,769	$(112)
Employee compensation	8,161	7,427	734
Laboratory supplies	512	1,331	(819)
Facility costs	1,953	2,226	(273)
Other	1,245	638	607
Total research and development expenses	$26,528	$26,391	$137

Research and development expense increased by $0.1 million from $26.4 million for the six months ended June 30, 2025 to $26.5 million for the six months ended June 30, 2026. The increase in research and development expense was primarily attributable to the following:

•
$0.7 million of increased employee compensation costs due to increased average headcount, including a $0.5 million increase in stock-based compensation expense; and
•
$0.6 million of increased other expenses;
•
partially offset by $0.8 million of decreased laboratory supplies costs; and
•
decreased external research and development costs of $0.1 million and decreased facilities costs of $0.3 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	$
Employee compensation	$8,615	$8,485	$130
Professional services	4,539	3,564	975
Facility costs	666	637	29
Other	1,744	1,141	603
Total general and administrative expenses	$15,564	$13,827	$1,737

General and administrative expenses increased by $1.8 million from $13.8 million for the six months ended June 30, 2025 to $15.6 million for the six months ended June 30, 2026. The increase in general and administrative expenses was primarily attributable to the following:

•
$1.0 million of increased professional services costs, primarily due to higher legal costs;
•
$0.1 million of increased employee compensation costs due to increased headcount, including a $0.6 million increase in stock-based compensation expense, partially offset by decreased headcount; and
•
$0.6 million of increased other costs.

Impairment of Long-Lived Assets

Impairment charges were $5.1 million for the six months ended June 30, 2026, and included $3.6 million related to the write down of the operating lease right-of-use asset associated with our 26 Landsdowne Street facility, $1.3 million related to the impairment of leasehold improvements, and $0.1 million related to the write-down of laboratory equipment to fair value less costs to sell upon its classification as held for sale. During the six months ended June 30, 2025, there were no charges related to the impairment of long-lived assets.

Restructuring expenses

Restructuring charges were $4.3 million for the six months ended June 30, 2026, compared to zero for the six months ended June 30, 2025.

Other Income, Net

Other income, net increased by $1.1 million from $5.3 million for the six months ended June 30, 2025 to $6.4 million for the six months ended June 30, 2026. The increase was primarily due to an increase in our average cash, cash equivalents, and marketable securities balance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception. We have not generated any revenue from product sales, and, following the discontinuation of our pociredir program, we do not expect to generate revenue from sales of any products if we do not resume our research and development activities. As of June 30, 2026, we have funded our operations primarily with aggregate gross proceeds of $967.5 million from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $318.8 million.

In February 2024, we entered into a controlled equity offeringsm agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, as agents, with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time in our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $100.0 million through the agents. As of June 30, 2026, we have not issued or sold any shares of common stock under the at-the-market offering program.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2026:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(34,789)	$(29,077)
Net cash (used in) provided by investing activities	(114,431)	13,156
Net cash provided by financing activities	44	301
Net decrease in cash, cash equivalents and restricted cash	$(149,176)	$(15,620)

Net Cash Used in Operating Activities

Net cash used in operating activities was $34.8 million during the six months ended June 30, 2026 compared to $29.1 million during the six months ended June 30, 2025. The increase in net cash used in operating activities of $5.7 million was primarily due to an increase in net loss.

Net Cash (Used in) Provided By Investing Activities

Net cash used in investing activities was $114.4 million during the six months ended June 30, 2026 compared to net cash provided by investing activities of $13.2 million during the six months ended June 30, 2025. The increase in net cash used in investing activities of $127.6 million was primarily due an increase in net purchases of marketable securities during the six months ended June 30, 2026, as compared to net maturities of marketable securities during the six months ended June 30, 2025.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was less than $0.1 million during the six months ended June 30, 2026 compared to $0.3 million during the six months ended June 30, 2025. Net cash provided by financing activities during the six months ended June 30, 2026 consisted of net proceeds of $0.4 million from the issuance of common stock under our benefit plan, partially offset by $0.3 million of offering costs paid in connection with the December 2025 public offering of our common stock and pre-funded warrants. Net cash provided by financing activities during the six months ended June 30, 2025 primarily consisted of net proceeds of $0.3 million from the issuance of common stock under our benefit plans.

Funding Requirements

Following the discontinuation of pociredir and the restructuring, we expect our operating expenses and cash used in operations to decrease substantially in future periods, offset in the near term by cash outflows for restructuring, costs to exit our facility, including any lease termination costs, and professional and advisory fees incurred in connection with our evaluation of strategic alternatives.

Our future funding requirements will depend on many factors, including: the outcome, timing and costs of our review of strategic alternatives; the cash outflows required to complete the restructuring; our ongoing costs of operating as a public company; and, if we do not complete a strategic transaction, the costs and timing of a potential dissolution and liquidation.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended June 30, 2026, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on February 24, 2026, other than as described in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net loss was $74.9 million for the year ended December 31, 2025 and $45.1 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $639.3 million. To date, we have funded our operations primarily from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We have not completed development of any product candidates. We expect to continue to incur significant additional expenses and operating losses. Our net losses may fluctuate significantly from quarter to quarter and year to year.

In June 2026, we announced the discontinuation of our pociredir program for the treatment of SCD and the initiation of a comprehensive review of strategic alternatives intended to maximize stockholder value, including, but not limited to, a merger, acquisition, business combination, or other strategic transactions involving the company or its assets. In connection with this review, we initiated efforts to significantly reduce our operating expenses and preserve capital, including the approval of a restructuring plan to reduce our workforce by approximately 85%. We expect to incur costs and expenditures in connection with the process of evaluating our strategic alternatives and we will continue to incur costs associated with operating as a public company. The process of continuing to evaluate strategic transactions may be costly, time-consuming and complex, and we may incur significant costs related to these processes, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any particular course of action is implemented or transaction is complete. Any such expenses will decrease the remaining cash available for use in our business.

If we resume development of our product candidates in the future, we anticipate that our expenses will increase substantially as we:

•
undertake clinical development of any future product candidates;
•
continue our preclinical studies;
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
•
hire additional clinical, regulatory, manufacturing, quality control;

•
scientific personnel and other areas of expertise as needed;
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

If we resume development of our product candidates in the future, to become and remain profitable, we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities for our current product candidates. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if, among other things:

•
we are required by the FDA, the EMA, or other regulatory authorities to perform trials or studies in addition to, or different than, those expected;
•
there are any delays in clinical development of any future product candidates, such as due to clinical holds imposed by the FDA, or due to enrollment challenges; or
•
there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

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

Any financial or strategic option we pursue may not be successful.

In June 2026, we announced the discontinuation of our pociredir program for the treatment of SCD and the initiation of a comprehensive review of strategic alternatives intended to maximize stockholder value, including, but not limited to, a merger, acquisition, business combination, or other strategic transactions involving the company or its assets. The process of evaluating these strategic options may be costly, take more time than anticipated, present time-consuming and complex issues and we may incur significant costs related to this ongoing evaluation, such as legal, accounting and advisory fees and expenses and other related charges. There can be no assurance of identification, let alone, completion of any particular course of action or a defined timeline for completion, and we can provide no assurance that any strategic alternative we identify or pursue will have a positive impact on our results of operations or financial condition.

Our decision to implement a restructuring plan may not result in the anticipated savings and may adversely affect our business.

In connection with our decision to cease development of pociredir, our board approved a restructuring plan to significantly reduce our operating expenses and preserve capital. The restructuring plan, which was substantially completed during the second quarter, reduced our workforce by approximately 85%, from 57 full-time employees to nine full-time employees. We may not realize, in full or in part, the anticipated benefits and savings in operating expenses from this decision. This workforce reduction may make it more challenging to pursue strategic alternatives. If we are unable to realize the expected cost savings, our financial condition could be adversely affected, and it may be more difficult to complete a potential strategic transaction.

To the extent we resume development of any product candidates in the future, we will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Although we are currently evaluating strategic alternatives to maximize stockholder value, if we determine to shift our focus to research and development and initiate additional clinical trials of, and seek regulatory approval for any future product candidates, we would need substantial additional funding. We expect our expenses would increase substantially if we shift our current activities, back to advancing product candidates through preclinical and clinical development. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, particularly if we do not out-license our product candidate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Given current uncertainty in the capital markets and other factors, such funding may not be available on terms favorable to us or at all. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of clinical development of our product candidates;
•
additional planned clinical trials;
•
the scope, progress, costs and results of discovery research, preclinical development, laboratory testing and clinical trials for any of our product candidates in additional indications or for any future product candidates that we may pursue;
•
the number of and development requirements for product candidates that we pursue;
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

As of June 30, 2026, we had cash, cash equivalents, and marketable securities of approximately $318.8 million. We believe that our cash, cash equivalents, and marketable securities as of June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into 2029. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. For example, we invested significant time and effort into developing losmapimod for facioscapulohumeral muscular dystrophy, or FSHD but did not demonstrate a statistically significant difference between losmapimod and placebo on the primary endpoint in the Phase 3 REACH trial, for which we announced topline data in September 2024, and we thereafter discontinued development. We also invested significant time and effort into developing pociredir for the treatment of SCD, but discontinued development after end-of-phase I meeting minutes received in late May 2026 reflected heightened FDA concerns regarding pociredir's benefit-risk profile in SCD, stemming from an unexpectedly high rate of secondary hematologic malignancies observed with Tazverik® (tazemetostat), another PRC2 inhibitor. FDA concluded that any pharmacological intervention targeting the PRC2 complex carries equivalent malignancy risk regardless of the specific subunit engaged. FDA’s position is informed by pociredir's previously disclosed preclinical malignancy observations and left no viable regulatory path forward for further clinical development of pociredir.

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

We have in the past relied, and in the future may rely, in part on sales of our common stock through an at-the-market, or ATM, offering program. Increased volatility and decreases in market prices of equity securities generally and of our common stock in particular may have an adverse impact on our willingness and/or ability to continue to sell our common stock through our ATM offering program. Decreases in these sales could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, including current operations, future growth, revenues, net income and the market prices of our common stock.

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

Our operations have primarily been focused on research and development and conducting clinical trials, which may make it difficult for stockholders to evaluate the success of our business to date and to assess our future viability.

We commenced activities in 2015 and are a clinical-stage biotechnology company. Until our recent focus on evaluating strategic alternatives to maximize stockholder value, our operations had been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, identifying drug targets and potential product candidates, in-licensing assets, producing drug substance and drug product material for use in clinical trials and conducting preclinical studies and clinical trials. We have not yet demonstrated our ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization or arrange for a third party to do so on our behalf. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing products.

In addition, as our business evolves, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as our recent announcement to discontinue our pociredir program and our September 2024 announcement that our Phase 3 REACH trial evaluating losmapimod for FSHD did not achieve its primary endpoint of change from baseline in relative surface area compared to placebo. If we shift our focus back to moving our current pipeline programs through the clinic, we will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

In general, under Section 382 of the Code, or Section 382, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income. We conducted an analysis under Section 382 through December 31, 2024 and determined that for purposes of Section 382, we were deemed to have undergone an ownership change as of September 12, 2024. Accordingly, we determined that all net operating loss carryforwards and credits generated before September 12, 2024 are limited. As a result, the carryforwards before the deemed ownership change date of September 12, 2024 are not available for utilization and have been written off. The carryforwards as of December 31, 2025 were generated after the deemed ownership change. We have not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since December 31, 2024, or if any strategic alternative we may pursue would be deemed an “ownership change.” If we have experienced a change of control, as defined by Section 382, subsequent to December 31, 2024, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

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

Risks Related to the Discovery and Development of our Product Candidates

We are early in our development efforts and we do not have any product candidates in active clinical development. If we are unable to commercialize directly or out-license to a third party any of our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts, and we have advanced only two product candidates into clinical trials (the first of which did not meet its primary endpoint, and the second of which was recently discontinued from development due to FDA concerns regarding safety-benefit profile). As a result, we currently do not have any product candidates in active clinical development. We have invested substantially all of our efforts and financial resources in identifying and validating and conducting clinical trials on cellular drug targets that can potentially modulate gene expression to address the root cause of genetically-defined rare diseases. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of any of our product candidates. The success of any of our product candidates will depend on several factors, including the following:

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

Our strategy is focused on developing small molecules to improve the lives of patients with genetically defined rare diseases. Even if we are successful in identifying drug targets and potential product candidates, such candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. Identifying, developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in product development. We cannot provide stockholders any assurance that we will be able to successfully identify additional product candidates, advance any additional product candidates through the development process or successfully commercialize any such additional product candidates. Regulatory authorities have substantial discretion in the approval process and may cause delays in the approval or rejection of an application. As a result of these factors, it is difficult for us to predict the time and cost of product candidate development. There can be no assurance that any development problems we experience in the future related to our discovery technologies or any of our research or development programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. If we do not successfully identify, develop, obtain regulatory approval for and commercialize product candidates, we will not be able to generate product revenues.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. The results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

After the discontinuation of our pociredir program for the treatment of SCD, we do not have any product candidates in active clinical development. The risk of failure for product candidates is high and it is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. We have not yet completed a pivotal clinical trial of any product candidate that demonstrated that our product candidate is safe and effective for its intended use. For example, in September 2024, we announced that REACH, our Phase 3 trial evaluating losmapimod in patients with FSHD, did not successfully achieve its primary endpoint as compared to placebo, and we suspended further development of losmapimod. Additionally, we recently announced the discontinuation of our pociredir program for the treatment of SCD. Pociredir is an EED inhibitor. EED is a member of the PRC2 complex, which also includes EZH2. There are approved products in the EZH2 class of medications and their approved labeling outlines safety risks, including an increased risk of malignancies. In late May 2026, we received meeting minutes from recent end-of-phase interactions with the FDA that reflected heightened FDA concerns regarding pociredir's benefit-risk profile in SCD, due to potential malignancy risk associated with pociredir’s inhibition of the PRC2 complex given the experience with Tazverik® (tazemetostat), another PRC2 inhibitor, which was withdrawn from the global market in March 2026, leaving no viable regulatory path forward for further clinical development of pociredir. Even if potential future clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support any planned INDs and other regulatory filings in the United States and abroad. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory agencies will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin or continue. For example, in February 2023, the FDA imposed a clinical hold on our IND for pociredir in SCD (which was lifted in August 2023). Product candidates are subject to continued preclinical safety studies, which may be conducted concurrent with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

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

Further, in February 2023, the FDA imposed a clinical hold on our IND for pociredir in SCD, which halted our clinical trial until the FDA lifted the clinical hold in August 2023. In late May 2026, we received end-of-phase I meeting minutes from the FDA reflecting heightened FDA concerns regarding potential malignancy risk associated with pociredir’s inhibition of the PRC2 complex, which left no viable regulatory path forward for further clinical development of pociredir.

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

If we resume development of our product candidates in the future and experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

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

For example, in February 2023, the FDA placed our IND for pociredir on clinical hold based on hematological malignancies observed in nonclinical toxicology studies. The FDA noted that the hematologic malignancies observed in our nonclinical studies were consistent with findings reported for other PRC2 inhibitors.. Although the FDA lifted the clinical hold in August 2023 and we resumed the trial, in late May 2026 we received meeting minutes from recent end-of-phase interactions with the FDA that reflected heightened FDA concerns regarding pociredir's benefit-risk profile in SCD, due to potential malignancy risk associated with pociredir’s inhibition of the PRC2 complex given the experience with Tazverik® (tazemetostat), another PRC2 inhibitor, which was withdrawn from the global market in March 2026. FDA’s position is informed by pociredir's previously disclosed preclinical malignancy observations and left no viable regulatory path forward for further clinical development of pociredir.

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

If we resume development of our product candidates in the future, we may face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of many of the disease indications for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

For example, we are aware of several product candidates in clinical development that could be competitive with product candidates that we may successfully develop and commercialize. See Item 1 “Business — Competition” in the 2025 Annual Report.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

If we resume development of our product candidates in the future , we expect to rely on CMOs to manufacture our product candidates. If we are unable to enter into such arrangements as expected or if such organizations do not meet our supply requirements, development and/or commercialization of our product candidates may be delayed.

We do not have any manufacturing facilities and expect to rely on third parties to manufacture clinical supplies of our product candidates and to manufacture commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If we are unable to enter into such arrangements on the terms or timeline we expect, development and/or commercialization of our product candidates may be delayed.

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

We do not have any manufacturing facilities and expect to rely on third parties for the manufacture of any future product candidates for preclinical and clinical testing. We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of clinical supply, or if approved, commercial supply of any of our other product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates for clinical development, or if approved, products at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Risks Related to our Dependence on Third Parties

We relied, and expect to continue to rely, as necessary on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which may harm our business.

We have historically relied on third-party clinical research organizations, or CROs, to conduct our clinical trials and plan to continue to do so in the future should we have clinical stage candidates. We do not plan to independently conduct clinical trials of our product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct any future clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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
•
collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability; and
•
collaborations may be terminated for the convenience of the collaborator (e.g., our former collaborations with Acceleron Pharma, Inc. and MyoKardia, Inc.,), and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

Many of our former employees, consultants and contractors were previously employed at universities or other pharmaceutical or biotechnology companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims.

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

We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs or other third-party consultants or vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the product.

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

Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs for relatively small patient populations as orphan drugs. We may seek orphan drug designation, as appropriate, for our other current and future product candidates.

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

We may seek fast track designation as well as breakthrough therapy designation for some of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure stockholders that the FDA would decide to grant it. Even with fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and, as applicable, to attract, retain and motivate qualified personnel.

We are highly dependent on our remaining employees as we explore and evaluate strategic alternatives. Although we have entered into employment offer letters with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Depending on the outcome of any strategic process, recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel could also be critical to our future success.

We recently implemented a workforce reduction following our discontinuation of further development of pociredir, and have had executive transitions, including of our chief executive officer, chief financial officer, president of research and development, chief scientific officer, and chief medical officer in the past. We cannot predict the likelihood, timing or effect of future transitions among our executive leadership. The loss of the services of our remaining employees could impede our ability to identify, negotiate and implement a strategic transaction to maximize stockholder value. Furthermore, replacing these key employees may be difficult given our announced plans to seek out such a transaction. If our plans change and we resume actively developing product candidates, identifying and hiring new employees may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Even if we are successful in our efforts to build-out a workforce, we cannot guarantee that we will not face similar turnover in the future. In August 2022 and September 2024, we announced a workforce reduction in our research and development function, which may make us a less attractive employer to future candidates. In addition, we have relied on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy.

These individuals may have commitments under consulting or advisory contracts with other entities that may limit their availability to us should we need their services again. Our success also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to retain high quality personnel or attract such personnel when needed, our ability to pursue our objectives will be limited.

Our recent restructuring plan to significantly reduce our ongoing operating expenses may not result in our intended outcomes and may yield unintended consequences and additional costs.

We recently implemented a restructuring plan to significantly reduce our operating expenses and preserve capital following the discontinuation of development of pociredir for the treatment of SCD. The restructuring plan reduced our workforce by approximately 85%, from 57 full-time employees to 9 full-time employees, and was substantially completed during the second quarter of 2026. We incurred aggregate charges of approximately $4.3 million in connection with the restructuring plan, consisting primarily of employee severance, employee benefits and related costs, during the second quarter of 2026. We may also incur additional charges or cash expenditures not currently contemplated. The restructuring plan and related reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.

If we resume actively developing product candidates, we expect to need to expand our development and regulatory capabilities and, if appropriate, potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

If we resume active development of our product candidates and expand our pipeline, we expect that we will experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval.

As of July 23, 2026, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock in the aggregate beneficially owned shares representing approximately 53.1% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

10.1*#	Transition Agreement, dated April 24, 2026, by and between Registrant and Alan A. Musso.
10.2*#	Amendment to Employment Agreement, dated June 5, 2026, by and between Registrant and Alex C. Sapir.
10.3*#	Amendment to Employment Agreement, dated June 5, 2026, by and between Registrant and Alan A. Musso.
10.4*#	Amendment to Employment Agreement, dated June 5, 2026, by and between Registrant and Curtis Oltmans.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

# Indicates a management contract or any compensatory plan, contract or arrangement.

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULCRUM THERAPEUTICS, INC.

Date: July 30, 2026	By:	/s/ Alex C. Sapir
Alex C. Sapir
President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2026	By:	/s/ Alan Musso
Alan Musso
Chief Financial Officer (Principal Financial Officer)