Form 10-Q
period 2026-09-30
Fulcrum Therapeutics, Inc.
filed 2026-11-12
CIK 1680581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 8, 2026, the registrant had 76,381,948 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words and include, among other statements, express or implied statements regarding:

•
our ability to consummate the transactions contemplated by that certain Agreement and Plan of Merger dated August 16, 2026, or the Merger Agreement, by and among us, Fusion Merger Sub I, Inc., a Delaware corporation and our wholly owned subsidiary , or Merger Sub I, Fusion Merger Sub II, LLC, a Delaware limited liability company and our wholly owned subsidiary, or Merger Sub II, and Slate Medicines, Inc., or Slate, pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, among other things, Merger Sub I will merge with and into Slate, with Slate surviving the merger as the surviving corporation, or the First Merger, and as part of the same overall transaction, Slate will merge with and into Merger Sub II, with Merger Sub II continuing as our wholly owned subsidiary and the surviving entity of the merger, or the Second Merger and together with the First Merger, the Merger;
•
the expected timing of the closing of the proposed Merger, including the ability of the parties to meet the relative conditions to closing of the Merger and obtain the necessary stockholder approvals for the merger;
•
the expected relative ownership of the combined company (which is subject to adjustment based on the amount of our net cash as of the closing):
•
our ability to pay the expected cash dividend as contemplated by the Merger Agreement and the amount of such dividend;
•
the benefits of the Merger to our stockholders;
•
our decision to cease clinical development of pociredir, and subsequent efforts to significantly reduce our operating expenses and preserve capital, including a workforce reduction as we pursue the consummation of the Merger;
•
our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and marketable securities, including our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing if we are not able to consummate the Merger;
•
our plans with respect to our research and development activities and remaining pre-clinical assets, including our ability to consummate the sale of our early stage fetal hemoglobin, or HbF, assets and receive proceeds therefrom;
•
operating as pre-commercial biotech company pursuing strategic alternatives; and
•
the impact of global pandemics or other geopolitical events or prolonged government shutdowns on our business and operations, including any future clinical trials and development plans, as well as our future financial results.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Such forward looking statements are subject to various risks and uncertainties. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Summary Risk Factors” below and in the “Management’s Discussion and Analysis of Results of Operations” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.

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

SUMMARY RISK FACTORS

i

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. Our principal risks include the following:

•
The timely satisfaction of the conditions to the closing of the Merger, including the failure to obtain or timely obtain stockholder approval for the Merger or any required regulatory clearances.
•
Uncertainties as to the timing of the consummation of the Merger and our ability to consummate the Merger (and successfully integrate our businesses and achieve anticipated synergies and benefits related to the Merger).
•
Potential litigation relating to the Merger that could be instituted against us, Slate or our respective directors.
•
Possible disruptions from the Merger that could harm our and/or Slate’s respective businesses.
•
Our most recent restructuring plan may not result in the anticipated savings and may adversely affect our business particularly if we are not able to consummate the Merger and we may have difficulty resuming our research and development activities if we consummate the disposition of our early stage HbF assets.
•
If we resume our research and development efforts, we will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•
We have incurred significant losses since our inception. Our net loss was $56.0 million for the nine months ended September 30, 2026. Our net loss was $74.9 million for the year ended December 31, 2025. We expect to incur losses over the next several years and may never achieve or maintain profitability. As of September 30, 2026, we had an accumulated deficit of $650.3 million.
•
We do not have any product candidates in active clinical development. If we shift our focus back to research and development and we are unable to develop a pipeline of product candidates or eventually commercialize directly or out-license to a third party any of our product candidates or experience significant delays in doing so, our business will be materially harmed.
•
Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. The results of preclinical studies and early clinical trials may not be predictive of future results. If we resume our research and development efforts, we will incur additional costs in developing a pipeline of candidates, particularly if we dispose of our early stage HbF assets, and may experience further delays in completing, or ultimately be unable to complete, the development and commercialization of product candidates.
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
•
We have entered into, and may in the future enter into, collaborations and license agreements with third parties for the discovery, development or commercialization of product candidates. If our collaborations are not successful or we are not

ii

able to develop product candidates that we license-in, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fulcrum Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$116,410	$197,533
Marketable securities	190,135	154,773
Restricted cash	1,092	—
Prepaid expenses and other current assets	3,165	5,174
Total current assets	310,802	357,480
Property and equipment, net	—	2,824
Operating lease right-of-use assets	—	4,241
Non-current restricted cash	—	1,201
Other assets	9	538
Total assets	$310,811	$366,284
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$509	$1,592
Accrued expenses and other current liabilities	1,252	9,052
Operating lease liability, current	6,826	2,404
Total current liabilities	8,587	13,048
Operating lease liability, excluding current portion	—	4,039
Other liabilities, excluding current portion	197	197
Total liabilities	8,784	17,284
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 76,381,948 and 66,578,891 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	76	67
Additional paid-in capital	952,997	943,037
Accumulated other comprehensive (loss) gain	(759)	174
Accumulated deficit	(650,287)	(594,278)
Total stockholders’ equity	302,027	349,000
Total liabilities and stockholders’ equity	$310,811	$366,284

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	3,031	14,296	29,559	40,687
General and administrative	8,436	7,562	24,000	21,389
Impairment of long-lived assets	2,163	—	7,249	—
Restructuring expenses	230	—	4,548	—
Total operating expenses	13,860	21,858	65,356	62,076
Loss from operations	(13,860)	(21,858)	(65,356)	(62,076)
Other income, net	2,921	2,263	9,347	7,530
Net loss	$(10,939)	$(19,595)	$(56,009)	$(54,546)
Net loss per share, basic and diluted	$(0.14)	$(0.31)	$(0.73)	$(0.87)
Weighted-average common shares outstanding, basic and diluted	76,316	62,597	76,266	62,537

Comprehensive loss:
Net loss	$(10,939)	$(19,595)	$(56,009)	$(54,546)
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(192)	159	(933)	111
Total other comprehensive (loss) gain	(192)	159	(933)	111
Comprehensive loss	$(11,131)	$(19,436)	$(56,942)	$(54,435)

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2024	53,968,303	54	762,248	130	(519,398)	243,034
Vesting of restricted stock awards	11,003	—	—	—	—	—
Stock-based compensation expense	—	—	3,167	—	—	3,167
Unrealized loss on marketable securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(17,655)	(17,655)
Balance at March 31, 2025	53,979,306	$54	$765,415	$70	$(537,053)	$228,486
Issuance of common stock under employee benefit plans	103,780	—	301	—	—	301
Vesting of restricted stock awards	8,502	—	—	—	—	—
Stock-based compensation expense	—	—	2,875	—	—	2,875
Unrealized gain on marketable securities	—	—	—	12	—	12
Net loss	—	—	—	—	(17,296)	(17,296)
Balance at June 30, 2025	54,091,588	54	768,591	82	(554,349)	214,378
Issuance of common stock under employee benefit plans	16,850	—	64	—	—	64
Stock-based compensation expense	—	—	3,360	—	—	3,360
Unrealized gain on marketable securities	—	—	—	159	—	159
Net loss	—	—	—	—	(19,595)	(19,595)
Balance at September 30, 2025	55,108,438	54	772,015	241	(573,944)	198,366
Balance at December 31, 2025	66,578,891	67	943,037	174	(594,278)	349,000
Issuance of common stock under employee benefit plans	7,887	—	21	—	—	21
Vesting of restricted stock awards	21,318	—	—	—	—	—
Stock-based compensation expense	—	—	3,860	—	—	3,860
Unrealized loss on marketable securities	—	—	—	(687)	—	(687)
Net loss	—	—	—	—	(18,891)	(18,891)
Balance at March 31, 2026	66,608,096	$67	$946,918	$(513)	$(613,169)	$333,303
Issuance of common stock under employee benefit plans	68,202	—	355	—	—	355
Issuance of common stock pursuant to pre-funded warrant exercise	9,608,859	9	(8)	—	—	1
Stock-based compensation expense	—	—	3,271	—	—	3,271
Unrealized loss on marketable securities	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(26,179)	(26,179)
Balance at June 30, 2026	76,285,157	$76	$950,536	$(567)	$(639,348)	$310,697
Issuance of common stock under employee benefit plans	96,791	—	292			292
Stock-based compensation expense	—	—	2,169			2,169
Unrealized loss on marketable securities	—	—		(192)		(192)
Net loss	—	—			(10,939)	(10,939)
Balance at September 30, 2026	76,381,948	$76	$952,997	$(759)	$(650,287)	$302,027

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(56,009)	$(54,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	554	1,043
Stock-based compensation expense	9,300	9,402
Net accretion of discounts on marketable securities	(2,209)	(2,570)
Impairment of long-lived assets	7,249	—
Changes in operating assets and liabilities:
Unbilled accounts receivable	—	2,096
Prepaid expenses and other current assets	3,005	1,588
Operating lease assets and liabilities	(1,139)	(548)
Other assets	529	1
Accounts payable	(1,084)	1,533
Accrued expenses and other liabilities	(8,367)	(1,266)
Net cash used in operating activities	$(48,171)	$(43,267)
Investing activities
Purchases of marketable securities	(179,553)	(154,083)
Maturities of marketable securities	145,466	186,006
Proceeds received on sale of equipment	900	—
Purchases of property and equipment	(116)	(155)
Net cash (used in) provided by investing activities	(33,303)	31,768
Financing activities
Payment of offering costs	(333)	—
Proceeds from issuance of common stock under benefit plans, net	575	365
Net cash provided by financing activities	242	365
Net decrease in cash, cash equivalents and restricted cash	(81,232)	(11,134)
Cash, cash equivalents, and restricted cash, beginning of period	198,734	59,413
Cash, cash equivalents, and restricted cash, end of period	$117,502	$48,279
Supplemental cash flow information
Non-cash investing and financing activities:
Cash paid for operating lease liabilities	$2,037	$1,978
Issuance of common stock receivable	$95
Property and equipment purchases unpaid at end of period	—	159

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$116,410	$47,078
Restricted cash	1,092	1,201
Total cash, cash equivalents, and restricted cash	$117,502	$48,279

The accompanying notes are an integral part of these financial statements.

Fulcrum Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Fulcrum Therapeutics, Inc. (the “Company”) was incorporated in Delaware on August 18, 2015 and historically focused on developing small molecules to improve the lives of patients with genetically-defined rare diseases in areas of high unmet medical need. On June 1, 2026, the Company announced the discontinuation of its pociredir program for the treatment of sickle cell disease (“SCD”) and in connection therewith, implemented a restructuring plan to significantly reduce the Company’s operating expenses and preserve capital, reducing the Company’s workforce by approximately 85%, from 57 to nine full-time employees. In connection with the restructuring, the Company ceased its active research and development activities and initiated a comprehensive review of strategic alternatives that resulted in the execution of the Merger Agreement (defined below) under “Recent Developments”.

Recent Developments

On August 16, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Fusion Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of Fulcrum (“Merger Sub I”), Fusion Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Fulcrum (“Merger Sub II”), and Slate Medicines, Inc., a Delaware corporation (“Slate”). Subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, among other things, Merger Sub I will merge with and into Slate, with Slate surviving the merger as the surviving corporation (the “First Merger”), and as part of the same overall transaction, Slate will merge with and into Merger Sub II, with Merger Sub II continuing as a wholly owned subsidiary of the Company and the surviving entity of the merger (the “Second Merger”) and together with the First Merger, the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and is expected to close in the fourth quarter of 2026, assuming satisfaction or waiver of all of the conditions of the Merger Agreement. In addition, in connection with the closing the Merger, the Company expects to declare a cash dividend to its pre-Merger stockholders of $275 million in the aggregate (the “Cash Dividend”), provided such amount is subject to adjustment as set forth in the Merger Agreement.

If the Merger is completed, the Company will continue as the surviving corporation after the Merger, but will change its name to Slate Medicines, Inc., and the management of Slate is expected to become the management of the combined surviving corporation. The surviving company is expected to pursue the business activities of Slate following the closing of the Merger. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Slate a termination fee of $10 million, and in certain other circumstances, Slate may be required to pay the Company a termination fee of $15 million.

On September 2, 2026, the Company filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 (as it may be amended, the “Registration Statement”), that includes a proxy statement/prospectus relating to the Merger and the related transactions, including the issuance of shares of Company common stock in the Merger and the matters to be submitted to the Company’s stockholders for their approval. The Registration Statement was declared effective on November 4, 2026 but the Merger remains subject to approval by the Company’s stockholders and the satisfaction or waiver of the other conditions to the closing of the Merger.

Risks

The Company is subject to a number of risks and uncertainties, including, but not limited to, its ability to consummate the Merger, its ability to preserve capital, dependence on key personnel following the workforce reduction, its ability to satisfy its remaining obligations, and the need to comply with government regulations and public-company reporting requirements.

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2026 and the results of its operations and its cash flows for the three and nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2026 (the “Annual Report on Form 10-K”).

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the sale of shares of its capital stock and from upfront payments received from collaboration and license agreements. As of September 30, 2026, the Company had an accumulated deficit of $650.3 million. Following the discontinuation of the pociredir program and the restructuring, the Company expects its operating expenses and negative operating cash flows to decrease substantially in future periods, offset in the near term by cash outflows for restructuring, costs to exit its leased facility, and professional and advisory fees incurred in connection with the Merger.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2026, other than as described below.

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

Long-Lived Assets and Impairment

Long-lived assets consist of property and equipment and operating lease right-of-use assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company groups long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is measured by comparing the carrying amount of an asset group to the estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount is not recoverable, an impairment loss is recognized equal to the amount by which the carrying amount exceeds fair value, with fair value estimated using the income, market or cost approach as appropriate. During the nine months ended September 30, 2026, the cessation of active research and development activities and the decision to dispose of assets used in those activities were identified as indicators of impairment. See Note 3, “Fair Value Measurements,” and Note 5, “Property and Equipment, Net.”

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at September 30, 2026
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$116,410	$116,410	$—	$—
Marketable securities:
U.S. Treasury securities	39,840	—	39,840	—
Corporate bonds	150,295	—	150,295	—
Total	$306,545	$116,410	$190,135	$—

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$197,533	$197,533	$—	$—
Marketable securities:
Government agency securities	3,501	—	3,501	—
Corporate bonds	151,272	—	151,272	—
Total	$352,306	$197,533	$154,773	$—

There were no transfers between fair value levels during the three and nine months ended September 30, 2026.

Assets Measured at Fair Value on a Nonrecurring Basis

During the nine months ended September 30, 2026, the Company measured certain long-lived assets at fair value on a nonrecurring basis in connection with impairment charges recorded as a result of the discontinuation of the pociredir program and the related restructuring. The Company’s operating lease right-of-use asset was written down to its estimated fair value of zero, determined using an income approach based on the present value of estimated net sublease cash flows over the remaining lease term (a Level 3 measurement using significant unobservable inputs, including estimated sublease rates, expected downtime, free rent and other concessions, and a discount rate). The related leasehold improvements were written down to an estimated fair value of zero. Laboratory equipment classified as held for sale was measured at fair value less costs to sell, based on the $0.9 million contracted sale price under an executed asset purchase agreement (a Level 2 measurement based on the observable transaction price). See Note 5, “Property and Equipment, Net,” and Note 16, “Restructuring Activities.”

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$116,410	$—	$—	$116,410
Total cash equivalents	116,410	—	—	116,410
Marketable securities:
U.S. Treasury securities	39,934	—	(94)	39,840
Corporate bonds	150,960	—	(665)	150,295
Total marketable securities	190,894	-	(759)	190,135
Total cash equivalents and marketable securities	$307,304	$—	$(759)	$306,545

	Fair Value Measurements at December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$197,533	$—	$—	$197,533
Total cash equivalents	197,533	—	—	197,533
Marketable securities:
Government agency securities	3,499	2	—	3,501
Corporate bonds	151,100	187	(15)	151,272
Total marketable securities	154,599	189	(15)	154,773
Total cash equivalents and marketable securities	$352,132	$189	$(15)	$352,306

There were no sales of marketable securities during the three and nine months ended September 30, 2026. As of September 30, 2026, the Company held 33 debt securities that were in an unrealized loss position for less than 12 months with an aggregate fair value of $190.1 million. As of September 30, 2026, the Company held zero debt securities that were in an unrealized loss position for greater than 12 months. As of September 30, 2026, the aggregate fair value of marketable securities with a remaining contractual maturity of greater than one year was $6.9 million.

The Company has the intent and ability to hold its debt securities until recovery. The Company did not record any charges for credit-related impairments for its marketable securities for the three and nine months ended September 30, 2026.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Lab equipment	$—	$10,158
Furniture and fixtures	600	600
Computer equipment	393	393
Software	55	199
Leasehold improvements	—	7,121
Total property and equipment	1,048	18,471
Less: accumulated depreciation	(1,048)	(15,647)
Property and equipment, net	$—	$2,824

Depreciation expense for the three months ended September 30, 2026 and 2025 was zero and $0.3 million, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $0.6 million and $1.0 million, respectively.

In connection with the discontinuation of the pociredir program and the related restructuring, during the three months ended June 30, 2026 the Company ceased use of its laboratory and recognized impairment and disposal charges related to its long-lived assets. The Company recorded an impairment charge of $1.3 million to write off its leasehold improvements in full. In June 2026, the Company entered into an asset purchase agreement to sell substantially all of its laboratory equipment for a purchase price of $0.9 million, of which $0.5 million was received as a deposit as of June 30, 2026. The sale was completed during the three months ended September 30, 2026. The laboratory equipment was reclassified to assets held for sale at its fair value less costs to sell, resulting in an additional impairment charge of $0.1 million, and subsequently sold. The impairment charges are included in impairment of long-lived assets in the consolidated statements of operations. See Note 3, “Fair Value Measurements.”

6. Additional Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$1,851	$4,065
Interest income receivable	1,314	1,070
Prepaid sign-on bonuses subject to vesting provisions	—	39
Total prepaid expenses and other current assets	$3,165	$5,174

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Payroll and benefits	$340	$4,312
External research and development	299	3,791
Professional services	487	691
Other	126	258
Total accrued expenses and other current liabilities	$1,252	$9,052

7. Preferred Stock

As of September 30, 2026 and December 31, 2025, 5,000,000 shares of undesignated preferred stock were authorized. No shares of preferred stock were issued or outstanding as of September 30, 2026 and December 31, 2025.

No dividends have been declared since inception.

8. Common Stock

As of September 30, 2026 and December 31, 2025, 200,000,000 shares of common stock, $0.001 par value per share, were authorized.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to the preferential dividend rights of any preferred stock then outstanding. No dividends have been declared or paid by the Company since its inception.

As of September 30, 2026 and December 31, 2025, the Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2026	December 31, 2025
Shares reserved for exercises of outstanding stock options	10,174,676	11,645,843
Shares reserved for vesting of restricted stock units	5,056	69,486
Shares reserved for future issuance under the 2019 Stock Incentive Plan	7,127,407	4,779,386
Shares reserved for future issuance under the 2019 Employee Stock Purchase Plan	2,441,771	2,031,072
Shares reserved for future issuance under the 2022 Inducement Stock Incentive Plan	2,188,484	1,308,484
Shares reserved for future issuance for pre-funded warrants	—	9,611,193
	21,937,394	29,445,464

Pre-Funded Warrants

In August 2024, the Company entered into separate exchange agreements with RA Capital Healthcare Fund, L.P. (“RA Capital”) and another existing institutional stockholder, pursuant to which (i) RA Capital exchanged 8,500,000 shares of the Company's common stock for a pre-funded warrant to acquire 8,500,000 shares of the Company's common stock and (ii) the other existing institutional stockholder exchanged an aggregate of 850,000 shares of the Company's common stock, for pre-funded warrants to acquire an aggregate of 850,000 shares of the Company's common stock. The aggregate 9,350,000 shares of common stock subject to the exchange agreements were retired on the date of the exchanges. In December 2025, the Company issued and sold 1,111,193 pre-funded warrants to purchase shares of common stock, at a price to the public of $13.499 per pre-funded warrant. During the nine months ended September 30, 2026, all outstanding pre-funded warrants were exercised. As of September 30, 2026, no pre-funded warrants remained outstanding.

9. Stock-based Compensation Expense

2016 Stock Incentive Plan

In July 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), which provided for the grant of restricted stock awards, restricted stock units, incentive stock options, non-statutory stock options, and other stock-based awards to the Company’s eligible employees, officers, directors, consultants, and advisors. As of the effective date of the 2019 Stock Incentive Plan (the “2019 Plan”), and as of September 30, 2026, no shares remained available for future issuance under the 2016 Plan. Any options or other awards outstanding under the 2016 Plan remain outstanding and effective.

2019 Stock Incentive Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Plan, which became effective on July 17, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to the Company’s officers, employees, directors, consultants and advisors. The number of shares initially reserved for issuance under the 2019 Plan was 2,017,142 shares, plus the shares of common stock remaining available for issuance under the 2016 Plan as of July 17, 2019. The number of shares reserved was increased on January 1, 2020 and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 2,000,000 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2026, the number of shares reserved for issuance under the 2019 Plan was increased by 2,000,000 shares. As of September 30, 2026, there were 7,127,407 shares available for future issuance under the 2019 Plan.

The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. As of July 17, 2019, no further awards will be made under the 2016 Plan.

2022 Inducement Stock Incentive Plan

In February 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,750,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors, a delegated committee of the board of directors, or a delegated officer of the Company to grant the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. Effective March 8, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 2,000,000 shares. Effective May 18, 2023, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,400,000 shares. Effective June 17, 2024, the Company’s board of directors amended the Inducement Plan to increase the number of shares reserved for issuance by 1,000,000 shares. As of September 30, 2026, there were 2,188,484 shares available for future issuance under the Inducement Plan.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten year contractual term. Shares issued upon the exercise of stock options are issued from the Company’s pool of authorized but unissued common stock. In addition to stock options granted under the 2019 Plan and 2016 Plan, the Company has granted stock options as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the 2019 Plan and 2016 Plan. The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	11,645,843	$6.67	7.70	$61,391,718
Granted	2,788,750	9.88
Exercised	(155,008)	3.62
Cancelled	(4,104,909)	8.43
Outstanding at September 30, 2026	10,174,676	$6.89	7.16	$1,246,270
Exercisable at September 30, 2026	6,867,458	$6.94	6.52	$1,011,904

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of the balance sheet date for those options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the three and nine months ended September 30, 2026 was zero and $8.39 per share, respectively. The weighted average grant date fair value of stock options granted in the three and nine months ended September 30, 2025 was $5.98 per share and $3.95 per share, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2026 was $0.1 million and $0.2 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2025 was less than $0.1 million and $0.2 million, respectively.

The fair value of stock options granted during the three and nine months ended September 30, 2026 and 2025 has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Risk-free interest rate	0.0%	4.0%	4.0%	4.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (years)	—	6.1	6.0	6.0
Expected stock price volatility	0.0%	110.8%	112.0%	110.2%

Restricted Stock Units

The Company has also granted restricted stock units. The shares of common stock underlying restricted stock units typically vest over a four-year period. The shares of common stock are recorded in stockholders’ equity as they vest.

The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	69,486	$5.41
Granted	45,150	10.72
Vested	(21,318)	6.47
Cancelled	(88,262)	7.76
Unvested at September 30, 2026	5,056	$7.34

Stock-based Compensation Expense

The total compensation cost recognized in the statements of operations and comprehensive loss associated with all stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$1,794	$2,488	$6,849	$6,991
Research and development	375	$872	2,451	2,411
Total stock-based compensation expense	$2,169	$3,360	$9,300	$9,402

As of September 30, 2026, the Company had an aggregate of $16.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.10 years.

2019 Employee Stock Purchase Plan

On July 2, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 17, 2019. A total of 252,142 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved under the ESPP was increased on January 1, 2020, and will be increased annually on each January 1 thereafter through January 1, 2029, by the least of (i) 428,571 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of each such year or (iii) an amount determined by the Company’s board of directors. On January 1, 2026, the number of shares reserved for issuance under the 2019 ESPP was increased by 428,571 shares. As of September 30, 2026, there were 2,441,771 shares available for future issuance under the ESPP.

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

During the three and nine months ended September 30, 2026, the Company recorded no activity related to the Sanofi Agreement. During the three and nine months ended September 30, 2025, the Company recorded a reduction in research and development expenses of zero and $1.0 million, respectively, related to reimbursable global development activities under the agreement.

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

In February 2026, the Company announced the discontinuation of its bone marrow failure syndromes program, including DBA. On April 23, 2026, the Company delivered written notice to terminate the CAMP4 Agreement for convenience. The agreement has been terminated with no further obligations.

11. Leases

Operating Leases

26 Landsdowne Street

In November 2017, the Company entered into a lease agreement for its current corporate headquarters comprising approximately 28,731 square feet of office and laboratory space at 26 Landsdowne Street in Cambridge, Massachusetts, commencing December 2017. The Company began to occupy and use the leased space for its intended purpose in June 2018. The lease ends on June 30, 2028. The Company has the option to extend the term of the lease for an additional five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The lease has a total commitment of $25.1 million over the ten year term, and includes escalating rent payments. The lease provides the Company with an allowance for normal leasehold improvements of $5.0 million. The lease agreement requires the Company to either pay a security deposit or maintain a letter of credit of $1.1 million. The Company maintains a letter of credit for this lease and has recorded the cash held to secure the letter of credit as restricted cash on the consolidated balance sheet as of September 30, 2026 and December 31, 2025. Operating lease expense associated with this lease for the three and nine months ended September 30, 2026 was approximately $0.1 million and $0.9 million, respectively. Variable lease expense associated with this lease for the three and nine months ended September 30, 2026 was approximately $0.3 million and $0.8 million, respectively.

In September 2026, the Company entered into a lease termination agreement with the landlord that revised the lease end date to December 31, 2026 and provides that a lease termination fee of $6.2 million shall be paid to the landlord prior to the end of the lease. During the three months ended September 30, 2026, in connection with the cessation of the Company’s active research and development activities, the Company recognized an impairment charge of $2.2 million to write down the operating lease right-of-use asset recognized upon modification of the lease of its 26 Landsdowne Street facility to its estimated fair value. For the nine months ended September 30, 2026, total impairment charges were $5.8 million. See Note 3, “Fair Value Measurements,” and Note 5, “Property and Equipment, Net.”

The future minimum lease payments associated with the 26 Landsdowne Street lease as of September 30, 2026, are as follows (in thousands):

2026(1)	6,908
2027	—
2028	—
Total minimum lease payments	6,908
Less: imputed interest	(82)
Total lease liability	$6,826

(1) Amounts are for three months ending December 31, 2026.

12. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2026 or December 31, 2025.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three and nine months ended September 30, 2026.

13. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants the option to elect to defer a portion of their annual compensation on a pretax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made $29,000 and $0.3 million, respectively, in contributions to the 401(k) Plan for the three and nine months ended September 30, 2026. The Company made $0.1 million and $0.3 million, respectively, in contributions to the 401(k) Plan for the three and nine months ended September 30, 2025.

14. Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. During the nine months ended September 30, 2026, all outstanding pre-funded warrants were exercised for shares of common stock, as described in Note 8. The shares of common stock issued upon exercise are included in the weighted average number of common shares outstanding from their respective dates of issuance. For the three and nine months ended September 30, 2026, the weighted average number of common shares outstanding included shares of common stock issuable upon the exercise of pre-funded warrants that were exercisable for little or no consideration.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	10,174,676	11,870,785	10,174,676	11,870,785
Restricted stock units	5,056	69,486	5,056	69,486
Total	10,179,732	11,940,271	10,179,732	11,940,271

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

The Company's reportable segment operating expenses and net loss for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development
Pociredir external expenses	1,851	5,412	12,431	13,769
Losmapimod external expenses	—	169	—	1,104
Employee compensation expenses (excluding stock-based compensation expenses)	515	3,145	6,600	9,032
Stock-based compensation expenses	376	872	2,452	2,411
Pre-development candidate expenses and unallocated expenses	289	4,698	8,076	14,371
General and administrative	8,436	7,562	24,000	21,389
Impairment of long-lived assets	2,163	—	7,249	—
Restructuring expenses	230	—	4,548	—
Total operating expenses	13,860	21,858	65,356	62,076
Loss from operations	(13,860)	(21,858)	(65,356)	(62,076)
Other income, net	2,921	2,263	9,347	7,530
Net loss	$(10,939)	$(19,595)	$(56,009)	$(54,546)

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

During three and nine months ended September 30, 2026, the Company recorded aggregate restructuring charges of $0.2 million and $4.5 million, respectively, consisting primarily of employee severance, benefits and related costs, of which $2.0 million and $4.2 million was paid during the respective periods. Restructuring charges are presented as a separate component of operating expenses. The Company recognizes one-time employee termination benefits in accordance with ASC 420; for employees required to render service beyond the minimum retention period, the related cost is recognized ratably over the future service period, and the Company therefore expects to recognize additional restructuring charges during the third quarter of 2026. The charges described above do not include the impairment of long-lived assets recorded in connection with the restructuring, which is described in Note 5, “Property and Equipment, Net.”

The following table summarizes the Company’s restructuring activity (in thousands):

Accrued restructuring charges as of December 31, 2025	$—
Restructuring charges incurred during the period	4,548
Amounts paid during the period	(4,211)
Accrued restructuring charges as of September 30, 2026	$337

In June 2026, the Compensation Committee approved cash retention arrangements for the Company’s nine remaining full-time employees, with aggregate potential payments of approximately $1.4 million. Payment of the retention amounts is contingent upon the occurrence of specified strategic-transaction and/or qualifying termination events and, where applicable, the completion of transitional duties. The Compensation Committee also approved certain additional severance protections for the remaining employees, including enhanced change-in-control benefits for employees at the Vice President level and above in the event of a qualifying termination within the six months preceding a change in control. No expense or liability was recognized for these arrangements as of September 30, 2026 because the applicable triggering events were not considered probable. The Company will recognize compensation expense when the applicable recognition criteria are met.

17. Subsequent Events

On November 7 2026, the Company and Slate entered into an asset purchase agreement providing for the sale of the Company’ early stage fetal hemoglobin assets to an unaffiliated third party pharmaceutical company for approximately $7.0 million in cash. The closing of the sale is contingent upon consummation of the Merger (or in the event the Merger Agreement is terminated, upon receipt of any necessary approvals).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 24, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Summary Risk Factors” and under the caption "Risk Factors" in our other filings with the SEC, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company that historically focused on developing small molecules to improve the lives of patients with genetically defined rare diseases in areas of high unmet medical need. In June 2026, we announced the discontinuation of our pociredir program for the treatment of sickle cell disease, or SCD, and the initiation of a comprehensive review of strategic alternatives intended to maximize stockholder value and engaged Leerink Partners LLC as our financial advisor to assist our board of directors in the review. This process resulted in the entry intdo the Merger Agreement discussed below. In early November 2026, we also entered into an agreement to dispose of our early stage HbF assets for $7.0 million in cash, which we expect to close after consummation of the Merger (or if the Merger does not occur, as promptly as practicable following termination of the Merger Agreement).

Merger Agreement

On August 16, 2026, we entered into the Merger Agreement, by and among us, Merger Sub I, Merger Sub II and Slate, pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, among other things, Merger Sub I will merge with and into Slate, with Slate surviving the merger as the surviving corporation, or the First Merger, and as part of the same overall transaction, Slate will merge with and into Merger Sub II, with Merger Sub II continuing as our wholly owned subsidiary and the surviving entity of the merger, or the Second Merger and together with the First Merger, the Merger. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and is expected to close in the fourth quarter of 2026, assuming satisfaction or waiver of all of the conditions of the Merger Agreement. In addition, in connection with the closing the Merger, we expect to declare a cash dividend to its pre-Merger stockholders of $275 million in the aggregate, or the Cash Dividend, provided such amount is subject to adjustment as set forth in the Merger Agreement.

If the Merger is completed, we will continue as the surviving corporation after the Merger, but will change our name to Slate Medicines, Inc., and the management of Slate is expected to become the management of the combined surviving corporation. The surviving company is expected to pursue the business activities of Slate following the closing of the Merger. The Merger Agreement contains certain termination rights of each of us and Slate. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay Slate a termination fee of $10 million, and in certain other circumstances, Slate may be required to pay us a termination fee of $15 million.

We expect to treat the Merger as a reverse merger and account for it as an in-substance reverse recapitalization of our company by Slate in accordance with U.S. generally accepted accounting principles, or U.S. GAAP as, at close, the transaction is, in essence, the issuance of equity for our net assets, which primarily consist of nominal non-operating assets and liabilities at the time of the Merger. For accounting purposes, our financial statements will become those of Slate, and Slate will be considered to be acquiring our assets and liabilities in this transaction based on the terms of the Merger Agreement and other factors, including: (i) Slate’s equity holders will own a substantial majority of the voting rights in the combined company; (ii) Slate’s largest stockholder will retain the largest interest in the combined company; (iii) Slate will designate all of the initial members of the board of directors of the combined company; and (iv) Slate’s executive management team will become the management of the combined company. In addition, Slate concluded that any acquired in-process research and development assets of our company at the closing of the Merger would be de-minimis and would not be further pursued by Slate.

On September 2, 2026, we filed with the SEC a registration statement on Form S-4, as it may be amended, or the Registration Statement, that includes a proxy statement/prospectus relating to the Merger and the related transactions, including the issuance of shares of our common stock in the Merger and the matters to be submitted to our stockholders for their approval. The Registration Statement was declared effective on November 4, 2026 but the Merger remains subject to approval by our stockholders and the satisfaction or waiver of the other conditions to the closing of the Merger.

Early Stage Assets Disposition

On November 7 2026, we and Slate entered into an asset purchase agreement providing for the sale of our early stage HbF assets to an unaffiliated third party pharmaceutical company for approximately $7.0 million in cash. The closing of the sale is contingent upon consummation of the Merger (or in the event the Merger Agreement is terminated, upon receipt of any necessary approvals). We expect that the proceeds from the asset sale will be funded into escrow prior to the Closing of the Merger and will be credited to our net cash for purposes of the Merger Agreement and increase the amount of the Cash Dividend.

General

We have incurred significant operating losses since our inception. Our net losses were $56.0 million and $54.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $650.3 million.

Following the discontinuation of pociredir and the subsequent restructuring that we substantially completed in the second quarter of 2026, we ceased active research and development activities and significantly reduced our operating expenses as we pursue consummation of the Merger. In the near term, however, we expect to incur restructuring charges, long-lived asset impairment charges, and professional and advisory fees and other costs in connection with the consummation of the transactions contemplated by the Merger Agreement, a considerable portion of which will be incurred regardless of whether we complete the Merger.

As of September 30, 2026, we had $306.5 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. See “—Liquidity and Capital Resources.”

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

The following table summarizes our external research and development expenses by program for the three and nine months ended September 30, 2026 and 2025. Pre-development candidate expenses, unallocated expenses and internal research and development expenses are classified separately.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Pociredir external expenses	$1,851	$5,412	$12,431	$13,769
Losmapimod external expenses	—	169	—	1,104
Pre-development candidate expenses and unallocated expenses	289	4,698	8,076	14,371
Internal research and development expenses	891	4,017	9,052	11,443
Total research and development expenses	$3,031	$14,296	$29,559	$40,687

On June 1, 2026, we announced the discontinuation of our pociredir program. In connection with the related restructuring, we have ceased our active research and development activities as we pursue the consummation of the transactions contemplated in the Merger Agreement. As a result, we expect our research and development expenses to decline significantly in future periods.

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

We expect general and administrative expenses to decrease in future periods as a result of the most recent reduction in our workforce, offset in part by professional, legal, accounting and advisory fees that we are incurring, and expect to continue to incur, in connection with consummation of the transactions contemplated by the Merger Agreement and our continuing obligations as a public company.

Impairment of Long-Lived Assets

Impairment of long-lived assets consists of charges to write down the carrying value of our operating lease right-of-use asset, related leasehold improvements, and laboratory equipment to their estimated fair values. These charges were recognized in connection with the restructuring and the wind-down of our research and development operations, which reduced the recoverable value of these assets. In September 2026, we entered into a lease termination agreement with the landlord providing that in exchange for a one-time payment of $6.1 million, our building lease will terminate as of December 31, 2026.

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

Results of Operations

Comparison of the Three Months ended September 30, 2026 and 2025

The following summarizes our results of operations for the three months ended September 30, 2026 and 2025 along with the changes in those items in dollars:

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$
Operating expenses:
Research and development	3,031	14,296	(11,265)
General and administrative	8,436	7,562	874
Impairment of long-lived assets	2,163	—	2,163
Restructuring expenses	230	—	230
Total operating expenses	13,860	21,858	(7,998)
Loss from operations	(13,860)	(21,858)	7,998
Other income, net	2,921	2,263	658
Net loss	$(10,939)	$(19,595)	$8,656

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$
External research and development	$2,057	$8,378	$(6,321)
Employee compensation	889	4,017	(3,128)
Laboratory supplies	8	481	(473)
Facility costs	49	1,131	(1,082)
Other	28	289	(261)
Total research and development expenses	$3,031	$14,296	$(11,265)

Research and development expense decreased by $11.3 million from $14.3 million for the three months ended September 30, 2025 to $3.0 million for the three months ended September 30, 2026. The decrease in research and development expense was primarily attributable to the following:

•
$6.3 million of decreased external research and development primarily due to the wind down of clinical development activities for pociredir and the termination of early stage development activities;
•
$3.1 million of decreased employee compensation costs due to decreased headcount;
•
$0.5 million of decreased laboratory supplies costs; and
•
$1.1 million of decreased facilities costs;

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$
Employee compensation	$2,625	$4,482	$(1,857)
Professional services	4,405	2,203	2,202
Facility costs	423	260	163
Other	983	617	366
Total general and administrative expenses	$8,436	$7,562	$874

General and administrative expenses increased by $0.8 million from $7.6 million for the three months ended September 30, 2025 to $8.4 million for the three months ended September 30, 2026. The increase in general and administrative expenses was primarily attributable to the following:

•
$2.2 million of increased professional services costs, primarily due to higher legal costs; and
•
$0.4 million of increased other costs;
•
partially offset by $1.9 million of decreased employee compensation costs due to decreased headcount.

Impairment of Long-Lived Assets

Impairment charges were $2.2 million for the three months ended September 30, 2026 related to the write down of the operating lease right-of-use asset associated with our 26 Landsdowne Street facility due to us entering into a lease termination agreement with the landlord in September 2026 which revised the lease end date to December 31, 2026. During the three months ended September 30, 2025, there were no charges related to the impairment of long-lived assets.

Restructuring expenses

Restructuring charges were $0.2 million for the three months ended September 30, 2026, compared to zero for the three months ended September 30, 2025.

Other Income, Net

Other income, net increased by $0.6 million from $2.3 million for the three months ended September 30, 2025 to $2.9 million for the three months ended September 30, 2026. The increase was primarily due to an increase in our average cash, cash equivalents, and marketable securities balance.

Comparison of the Nine Months ended September 30, 2026 and 2025

The following summarizes our results of operations for the nine months ended September 30, 2026 and 2025 along with the changes in those items in dollars:

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$
Operating expenses:
Research and development	29,559	40,687	(11,128)
General and administrative	24,000	21,389	2,611
Impairment of long-lived assets	7,249	—	7,249
Restructuring expenses	4,548	—	4,548
Total operating expenses	65,356	62,076	3,280
Loss from operations	(65,356)	(62,076)	(3,280)
Other income, net	9,347	7,530	1,817
Net loss	$(56,009)	$(54,546)	$(1,463)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$
External research and development	$16,715	$23,147	$(6,432)
Employee compensation	9,052	11,444	(2,392)
Laboratory supplies	521	1,812	(1,291)
Facility costs	2,002	3,357	(1,355)
Other	1,269	927	342
Total research and development expenses	$29,559	$40,687	$(11,128)

Research and development expense decreased by $11.1 million from $40.7 million for the nine months ended September 30, 2025 to $29.6 million for the nine months ended September 30, 2026. The decrease in research and development expense was primarily attributable to the following:

•
decreased external research and development costs of $6.4 million and decreased facilities costs of $1.4 million primarily related to the wind down of clinical activities for pociredir and the termination of early stage development activities;
•
$2.4 million of decreased employee compensation costs due to the 85% reduction in workforce in connection with the restructuring activities announced in June 2026; and
•
$1.3 million of decreased laboratory supplies costs;
•
partially offset by $0.3 million of increased other expenses.

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$
Employee compensation	$11,240	$12,967	$(1,727)
Professional services	8,945	5,767	3,178
Facility costs	1,089	897	192
Other	2,726	1,758	968
Total general and administrative expenses	$24,000	$21,389	$2,611

General and administrative expenses increased by $2.6 million from $21.4 million for the nine months ended September 30, 2025 to $24.0 million for the nine months ended September 30, 2026. The increase in general and administrative expenses was primarily attributable to the following:

•
$3.2 million of increased professional services costs, primarily due to higher legal costs and other professional services costs in connection with the Merger Agreement and transactions contemplated thereby;
•
$1.0 million of increased other costs; and
•
$0.2 million of increased facility costs;
•
partially offset by $1.7 million of decreased employee compensation costs due to decreased headcount, including a $1.9 million decrease in stock-based compensation expense

Impairment of Long-Lived Assets

Impairment charges were $7.2 million for the nine months ended September 30, 2026, and included $5.8 million related to the write down of the operating lease right-of-use asset associated with our 26 Landsdowne Street facility, $1.3 million related to the impairment of leasehold improvements, and $0.1 million related to the write-down of laboratory equipment to fair value less costs to sell upon its classification as held for sale. In September 2026, we entered into a lease termination agreement for our 26 Landsdowne Street facility with the landlord which revised the lease end date to December 31, 2026. During the nine months ended September 30, 2025, there were no charges related to the impairment of long-lived assets.

Restructuring expenses

Restructuring charges were $4.5 million for the nine months ended September 30, 2026, compared to $0.4 million for the nine months ended September 30, 2025.

Other Income, Net

Other income, net increased by $1.8 million from $7.5 million for the nine months ended September 30, 2025 to $9.3 million for the nine months ended September 30, 2026. The increase was primarily due to an increase in our average cash, cash equivalents, and marketable securities balance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception. We have not generated any revenue from product sales, and, following the discontinuation of our pociredir program, we do not expect to generate revenue from sales of any products if we do not resume our research and development activities. As of September 30, 2026, we have funded our operations primarily with aggregate gross proceeds of $967.5 million from the sale of shares of our capital stock and from upfront payments received under our collaboration and license agreements. As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $306.5 million.

In February 2024, we entered into a controlled equity offeringsm agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, as agents, with respect to an at-the-market, or ATM, offering program pursuant to which we may offer and sell, from time to time in our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $100.0 million through the agents. As of September 30, 2026, we have not issued or sold any shares of common stock under the ATM offering program nor do we anticipate using our ATM offering program pending consummation of the transactions contemplated by the Merger Agreement.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2026:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(48,171)	$(43,267)
Net cash (used in) provided by investing activities	(33,303)	31,768
Net cash provided by financing activities	242	365
Net decrease in cash, cash equivalents and restricted cash	$(81,232)	$(11,134)

Net Cash Used in Operating Activities

Net cash used in operating activities was $48.2 million during the nine months ended September 30, 2026 compared to $43.3 million during the nine months ended September 30, 2025. The increase in net cash used in operating activities of $4.9 million was primarily due to an increase in net loss.

Net Cash (Used in) Provided By Investing Activities

Net cash used in investing activities was $33.3 million during the nine months ended September 30, 2026 compared to net cash provided by investing activities of $31.8 million during the nine months ended September 30, 2025. The increase in net cash used in investing activities of $65.1 million was primarily due an increase in net purchases of marketable securities during the nine months ended September 30, 2026, as compared to net maturities of marketable securities during the nine months ended September 30, 2025.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $0.2 million during the nine months ended September 30, 2026 compared to $0.4 million during the nine months ended September 30, 2025. Net cash provided by financing activities during the nine months ended September 30, 2026 consisted of net proceeds of $0.6 million from the issuance of common stock under our benefit plan, partially offset by $0.3 million of offering costs paid in connection with the December 2025 public offering of our common stock and pre-funded warrants. Net cash provided by financing activities during the nine months ended September 30, 2025 primarily consisted of net proceeds of $0.4 million from the issuance of common stock under our benefit plans.

Funding Requirements

Following the discontinuation of pociredir and the restructuring, we expect our operating expenses and cash used in operations to decrease substantially in future periods, offset in the near term by cash outflows for restructuring, costs to exit our facility, including any lease termination costs, and professional and advisory fees incurred in connection with our consummation of the transactions contemplated by the Merger Agreement.

Our future funding requirements will depend on many factors, including: the outcome, timing and costs of our ability to consummate the transactions contemplated by the Merger Agreement (including payment of the cash dividend contemplated thereby); the cash outflows required to complete the restructuring; our ongoing costs of operating as a public company; and, if we do not consummate the transactions contemplated by the Merger Agreement, the costs and timing of a potential dissolution and liquidation or resumption of active research and development activities and operations as an independent company.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. During the three months ended September 30, 2026, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on February 24, 2026, other than as described in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
2.1#

Agreement and Plan of Merger, dated as of August 16, 2026, by and among the Registrant, Fusion Merger Sub I, Inc., Fusion Merger Sub II, LLC and Slate Medicines, Inc (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2026).

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

10.1	Form of Fulcrum Support Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2026).
10.2	Form of Slate Support Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2026).
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2026).
10.4#	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2026).
10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

# Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the Securities and Exchange Commission provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULCRUM THERAPEUTICS, INC.

Date: November 12, 2026	By:	/s/ Alex C. Sapir
Alex C. Sapir
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Alan Musso
Alan Musso
Chief Financial Officer (Principal Financial Officer)